Form 10KSB
period 2006-12-31
Art Design, Inc.
filed 2007-08-03
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2006

Commission File No. 000-52690

Art Design, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	86-1061005
(State or Other Jurisdiction	(IRS Employer File Number)
of Incorporation)

3636 S. Jason
Englewood, Colorado	80113
(Address of Principal Executive Offices)	(Zip Code)

(303) 781-7280
 (Registrant's telephone number, including area code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

     Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]     No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 1, 2007, was 10,820,600.

FORM 10-KSB
Art Design, Inc.

References in this document to “us," "we," or "Company" refer to Art Design, Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below andthe other information in this document before deciding to invest in shares ofour common stock.

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

Risks Associated With our Company:

We have had a history of losses and may not be able to develop profitability.

We had a net loss of $13,021 on revenues of $34,316 for the fiscal year ended December 31, 2006, compared to a net loss of $8,953 on revenues of $62,009 for the fiscal year ended December 31, 2005.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

We have had a history of declining revenues and may not be able to develop profitability.

We had revenues of $34,316 for the fiscal year ended December 31, 2006, compared to revenues of $62,009 for the fiscal year ended December 31, 2005. We have had lower annual revenues for the past few years. We cannot assure you that our sales will increase. We must generate greater revenues and improved margins to achieve and maintain profitability in the future. If our revenues continue to decline, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

	our ability to locate clients who will purchase our products and use our services; and

	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $33,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 2002. Even though we have operated as a corporation for some time, we have a limited operating history, based upon limited revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be continue to incur losses, which may result in a decline in our stock price.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

Our clients have no obligation to purchase from us, which may result in sudden declines in sales.

Our client mix currently consists of approximately ninety percent commercial and professional business offices, and ten percent high-end residential homes. We do not have supply agreements or other volume commitments that are binding on our clients, and our sales originate solely from individual purchase orders that we negotiate with our individual clients. As a consequence, our clients are not obligated to purchase any amount of our products and they may choose to stop or decrease their level of product purchases from us at any time, without giving us prior notice. This could cause our sales to fluctuate, and we could experience a sudden and unexpected decline in sales. We could experience unexpected operational losses if our client sales were to decline significantly without notice.

We currently rely upon two clients for a majority of our sales, which means that we could be severally impacted by the loss of one or both of them.

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our two top clients in fiscal year 2006 accounted for approximately 62% of our revenues and approximately 52% of our revenues in fiscal year 2005. We could be severally impacted by the loss of one or both of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

We are implementing a strategy to grow and expand our business, which is expensive and may not generate increases in our revenues.

We intend to expand our business, and we plan to incur expenses associated with our growth and expansion. Although we recently raised funds through public and private offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate greater revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving greater revenues, despite our attempts to grow our business. If our growth strategies do not result in increased revenues, we may have to abandon our plans for further growth or may even reduce the current size of our operations.

We may need to raise additional funds, and these funds may not be available when we need them.

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $36,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. . We cannot assure that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of December 31, 2006, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

Because we are small and do not have much capital, we must limit our operations. A company in our industry with limited operations has a smaller opportunity to be successful.

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to the State of Colorado as the only geographical area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

Because our current officers and directors are involved with other businesses in the same industry, the manner in which we operate may create the possibility of a conflict of interest.

All of our officers and directors are also involved with other businesses in the same industry. Mr. and Mrs. Sheehan own the Accessory Warehouse, Inc. Mrs. Gregarek is an independent contractor for interior design work. These other arrangements could create conflict of interest with respect to our operations. Each of our officers and directors is aware of their responsibilities with respect to corporate opportunities and plans to operate our Company in such a manner as to minimize the effect of any conflict of interest. Each officer and director has agreed to contract with the Company on the same or better terms and conditions than each would with unaffiliated third parties and to deal with the public for interior design work only through the Company. Each of these officers and directors will use their best judgments to resolve all potential conflicts. The other related business activities of our officers and directors involve sales limited to design professionals. We cannot guarantee that any potential conflicts can be avoided.

Our success will be dependent upon our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. and Mrs. Sheehan, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. and Mrs. Sheehan. We have not obtained key man life insurance on the lives of any of these individuals.

We face substantial competition from numerous sources, many of which have access to better resources.

Competition in sale of art work and interior design services is intense. We compete with a diverse group of competitors ranging from internet businesses to traditional brick-and-mortar companies, many of which have greater resources than we do. We believe that barriers to entry in this business are not significant and start-up costs are relatively low, so our competition may increase in the future. Our belief that there are minimal barriers to entry is based on our observation that operations such as ours do not require the ownership of warehouses, showrooms or factories to operate, which we think is because (i) our direct ship business can be operated with minimal warehousing needs and costs, which are significantly less than traditional models, (ii) wholesale product orders can be placed after receipt of client orders, in order to further reduce warehousing needs, (iii) samples can be shown to clients at little or no cost, without the necessity of showroom space for actual product, (iv) if a competitor wants showroom space, it is typically available for lease at competitive rates in most United States markets, and (v) all manufacturing can be done by third party suppliers, so there is no need to own or lease a manufacturing facility. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods, products and services through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

Our directors have the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

The current members of our Board of Directors beneficially own, in the aggregate, approximately 78.5% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter, which is opposed by the Board of Directors, would be able to obtain the number of votes necessary to overrule the vote of the Board of Directors. Further, the control by the directors means that they may make decisions for us with which you may disagree or that you may feel is not in our best interests.

We may need to substantially increase our marketing efforts in order to grow our business, which is expensive.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We believe that we have presented our service and product offering to only a small percentage of the potential market. Currently, we rely primarily on word of mouth from our existing clients and contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. In fiscal year 2005, marketing and advertising expenses were negligible. If we fail to successfully market and promote our business, we could lose current clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could cause our profitability to decline.

Our business is not diversified, which could result in significant fluctuations in our operating results.

All of our business is involved in the marketing of art work products and interior design services, and, accordingly, is dependent upon trends in the interior design sector. Downturns in the interior design sector could have a material adverse effect on our business. A downturn in the interior design sector may reduce our stock price, even if our business is successful.

Risks Associated With our Securities:

Buying low-priced penny stocks is very risky and speculative.

Our common stock is defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Our common stock currently has no trading market and there is no guarantee a trading market will ever develop for our securities.

There is presently no demand for our common stock. While we do intend to apply for quotation in the Over-the-Counter Bulletin Board, we cannot guarantee that our application will be approved and our stock listed and quoted for sale. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

The over-the-counter market for stock such as ours has had extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

All of our common stock is restricted but could become eligible for resale under Rule 144; this could cause the market price of our common stock to drop significantly, even if our business is doing well.

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2007. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at August 1, 2007. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Art Design, Inc. was incorporated in the State of Colorado on January 16, 2002. We are a provider of custom framed artwork, accessories and interior design consulting. We market and sell our products and services to commercial and professional business offices, along with residential clients. We believe we have developed a presence in the State of Colorado for creating custom framed mirrors, art, and design furnishings.

Our headquarters are located at 3636 S. Jason, Englewood, Colorado 80113. Our phone number at our headquarters is (303) 781-7280. Our fiscal year end is December 31.

(c) OPERATIONS

Overview of our Operations

We believe that we have created a business model that enables us to provide products and services to our clients in a more convenient, efficient and economical manner. We sell our products and services directly to the public and not through design professionals.

Mr. and Mrs. Sheehan operate a private company known as the Accessory Warehouse. This company markets art work, accessories, and furniture exclusively to design industry professionals. The original concept of our Company was to have a business which markets art work, accessories, furniture, and interior design consulting to the public.

We plan to purchase most, if not all, of our products from Accessory Warehouse. These products will be purchased under the same or better terms and conditions which Accessory Warehouse would give to unaffiliated third parties.

We established our business strategy on the premise that on site consulting to the public is a valuable service. We believe that most people do not have the time or expertise to furnish their offices or living spaces with art, mirrors, or other accessories.

We provide products that we believe share an aesthetic appeal and possess distinctive design elements. We combine these products with our interior design consulting, to give our clients a complete package of goods and services. We provide detailed information regarding the designer and key design and functional elements about each product. We obtain our merchandise from select domestic designers and manufacturers that meet our requirements for design, quality, packaging, and consistency of production and flow. We believe that our individual assortment of products serves as a competitive advantage.

We believe our success requires the development and maintenance of a broad base of residential and commercial clients. Our clients include commercial and professional business offices, along with high end homes. We target educated consumers focused on quality of life and interested in self-enrichment. Historically, our residential customers have been almost as likely to be male as female, have spanned a wide range of ages and typically have had household incomes greater than $75,000. We sell to the following commercial clients, who we believe are representative of our commercial client base in a number of different industries, including: architects, doctors, lawyers, and accountants.

Industry Overview

We believe that businesses have begun to place more emphasis on design. A November 2003 article in Fortune magazine highlighted organizational initiatives at several major corporations, which have created new positions for design professionals and promoted other design professionals, reflecting the growing importance of design in selling their products or services.

We believe small businesses, which account for all of our commercial sales, historically have also had difficulties gaining access to design furnishings. We believe that the design furnishings industry has generally marketed and sold most design products in a manner that effectively excludes small businesses as buyers. Factors that contribute to the exclusion of small businesses from the market for design products include: the imposition of minimum order requirements that often exceed such buyers’ requirements, limited physical presence of product sellers in smaller markets; and lack of interest from product distributors to sell to smaller buyers, among others. We believe this large segment of the commercial market has traditionally been underserved and will continue to be particularly receptive to our product offerings.

We believe our business model makes design-oriented products available for convenient purchase to a broad array of residential and commercial consumers, helping us further expand and penetrate the market for design products.

Operations, Management and Employees

We believe that initially operating from one location will be central to our overall success. We sell to the public through direct contact with our employees. Our plan is to concentrate our operations in the State of Colorado. We have no plans to operate in additional locations.

We have two full-time employees, not including our two officers. As we expand, we intend to hire additional employees. However, we have no present plans to do so. We may hire part-time help as needed from time-to-time for specific projects.

While our Mr. and Mrs. Sheehan have had extensive experience in our business, we must eventually recruit additional personnel. We will strive to maintain quality and consistency through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance and client service. We believe that we will be able to attract high quality, experienced personnel by paying competitive wages and salaries.

 (d) MARKETS

We plan to market through direct contact with prospective clients. We have no sales representative who solicits potential clients. However, Mr. and Mrs. Sheehan, along with Mrs. Gregarek, plan to use their contacts to continue to generate the clients and will attempt to develop repeat business from every project.

 (e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.

(f) CUSTOMERS AND COMPETITION

The market for residential and commercial furnishings is fragmented with no single company holding a dominant market position. The market includes numerous smaller specialty retailers, as well as department stores, larger mass merchandisers and interior design stores, with department stores commanding a decreasing percentage of the furnishings industry compared to specialty retailers. In recent years, the industry has been characterized by consolidation, the withdrawal of certain retailers from the marketplace and a de-emphasis by traditional department stores on upscale merchandise, leaving fewer large competitors focused exclusively on this segment of the furnishings market.

We face competition from several sources, including the following:

	design companies selling solely through catalog and online;

	regional retailers specializing in design;

All of our competitors are larger than us and have substantially greater financial, marketing and other resources than we do.

The U.S. retail industry, along with the catalog and online commerce sectors are highly competitive, dynamic in nature and have undergone significant change over the past several years. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth. If we are unable to maintain or increase our market share or compete effectively in the furnishings market, our business, financial condition and operating results would be adversely affected.

We believe that the ability to compete successfully is determined by a variety of factors, including quality of product selection, effective product presentation, client service and pricing. We believe that we can compete favorably on the basis of these factors.

We also believe that we offer our clients flexibility and cost savings because our overhead is lower than many of our competitors. However, we cannot guarantee that we will be able to successfully compete.

Our two top clients in fiscal year 2006 accounted for approximately 63% of our revenues. In fiscal year 2005 our two top clients accounted for approximately 52% of our revenues. A part of our strategy is to expand the number of clients. We plan to particularly focus on this aspect of our business in the next twelve months.

(g) BACKLOG

At December 31, 2006, we had no backlogs.

(h) EMPLOYEES

We have two full-time employees, not including our two officers. As we expand, we intend to hire additional employees. However, we have no present plans to do so. We may hire part-time help as needed from time-to-time for specific projects. We do not pay salaries to our two officers. However, we reimburse them for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve the payment of salaries for our management, but currently, no such plans have been approved. We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement. However, we may adopt such plans in the future.

(i) PROPRIETARY INFORMATION

We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

(j) GOVERNMENT REGULATION

We are not subject to any material government or industry regulation.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

Since we only act in the capacity of an intermediary, we do not expect environmental laws to have any material impact on us.

(m) SUBSEQUENT EVENTS

On June 18, 2007 we closed our public offering. We sold a total of 520,600 shares at a price of $.25 per share, for a total of $130,150.

(n) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 3636 S. Jason, Englewood, Colorado 80113. Our phone number at our headquarters is (303) 781-7280. We currently have no website.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own various items of office equipment. We rent office and production space under a verbal month to month lease at a cost of $500 per month from Accessory Warehouse, an entity owned by Kathy and Todd Sheehan, who are our principal shareholders. This office and production space is located at 3636 S. Jason, Englewood, Colorado 80113. We currently carry no inventory and have no other property. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

There is currently no public trading market for our securities. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of August 1, 2007, we had a total of 10,820,600 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

(c) DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance ofthe spread between the bid and ask price;
-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2006, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

We have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year, including the fiscal year ended December 31,2006.

We have had declining revenues for each of the reporting periods. The changes in revenues from year to year have been a direct result of our marketing efforts, or lack thereof, and the number of clients and projects we generate.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

Comparing our operations, we had sales-net of returns of $34,316 for the twelve months ended December 31, 2006. This compares with sales-net of returns of $62,009 for the twelve months ended December 31, 2005.

Our costs of goods for the twelve months ended December 31, 2006 was $22,621, or approximately 66% of sales-net of returns. Our costs of goods for the fiscal year ended December 31, 2005 was $54,183,or approximately 87% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the twelve months ended December 31, 2006 was $11,695. This compares with gross profit for the fiscal year ended December 31, 2005 was $7,826.

To the extent that we market more products and fewer consulting services in connection with our sales, our cost of goods is a much larger factor, which tends to reduce our gross profitability. We make a higher gross profit from our consulting services than from our product sales. In addition, some product sales have higher profit margins. Our higher gross profit in 2005 is a reflection of both higher profit margins on product and more consulting services as a part of overall sales.

Operating expenses, which includes depreciation and general and administrative expenses for the twelve months ended December 31, 2006 was $24,733. This compares to operating expenses for the twelve months ended December 31, 2005 of $16,806. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant as product sales and consulting services improve. Each additional sale or service and correspondingly the gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $13,021 for the twelve months ended December 31, 2006. This compares with a net loss of $8,953 for the fiscal year ended December 31, 2005.

Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $36,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $33,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Liquidity and Capital Resources

As of December 31, 2006, we had cash or cash equivalents of $31,173.

Net cash used for operating activities was $4,774 for the period ended December 31, 2006, compared to $9,812 for the period ended December 31, 2005. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used by investing activities were $-0-for the period ended December 31, 2006 and 2005.

Cash flows provided by financing activities accounted for $29,857 for the period ended December 31, 2006 compared to $-0- for the period ended December 31, 2005. These cash flows were all related to sales of stock and deferred offering costs.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent public offering will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources will be needed to expand into additional locations, which we have no plans to do at this time.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until current operations become cash flow positive, our officers and directors may be required to fund the operations to continue the business. At this time, other than our cash, we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in revenues is based upon the level of our sales activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in interior design work will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the interior design projects and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Plan of Operation

Our plan for the twelve months immediately after the closing of our public offering is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable are not directly dependent on the success of our public offering. We believe that we can achieve profitability as we are presently organized with sufficient business.

Other than the shares offered by this prospectus no other source of capital has been identified or sought.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

Currently, we have sufficient capital to implement our proposed business operations or to sustain them for the next twelve months. If we can become profitable, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate. However, if we cannot operate our business in a profitable manner, we may seek other opportunities, including, but not limited to, one or more acquisitions.

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $3,000 in sales per month to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $36,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $33,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Trends

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from our proposed operations. Our management has not made any commitments, which will require any material financial resources.

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ART DESIGN, INC.

FINANCIAL STATEMENTS

December 31, 2005 and 2006

ART DESIGN, INC.
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-4

FINANCIAL STATEMENTS

Balance sheet	F-5
Statements of operations	F-6
Statements of stockholders’ equity	F-7
Statements of cash flows	F-8
Notes to financial statements	F-10

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Design, Inc.
Englewood, Colorado

I have audited the accompanying balance sheet of Art Design, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Art Design, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                             /s/ Ronald R. Chadwick, P.C.
April 2, 2007                                                                                   RONALD R. CHADWICK, P.C.

ART DESIGN, INC.
BALANCE SHEET

Dec. 31, 2006

ASSETS

Current assets
Cash	$31,173
Accounts receivable	10,400
Total current assets	41,573

Accounts receivable - related party	5,170
Deferred offering costs	24,543
Fixed assets	13,269
Less accumulated depreciation	(9,458)
33,524

Total Assets	$75,097

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$20,171
Note payable - related party	34,201
Total current liabilties	54,372

Total Liabilities	54,372

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,300,000 shares
issued & outstanding	10,300
Additional paid in capital	72,899
Accumulated deficit	(62,474)

Total Stockholders' Equity	20,725

Total Liabilities and Stockholders' Equity	$75,097

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2006

Sales - net of returns	$62,009	$34,316
Cost of goods sold	23,605
Cost of goods sold - related party	30,578	22,621

Gross profit	7,826	11,695

Operating expenses:
Amortization & depreciation	1,027	1,776
General and administrative	9,779	16,957
General and adm. - related party	6,000	6,000
	16,806	24,733

Gain (loss) from operations	(8,980)	(13,038)

Other income (expense):
Other income	27	17
	27	17

Income (loss) before
provision for income taxes	(8,953)	(13,021)

Provision for income tax	-	-

Net income (loss)	$(8,953)	$(13,021)

Net income (loss) per share
(Basic and fully diluted)	$(8.95)	$(0.00)

Weighted average number of
common shares outstanding	1,000	5,833,750

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
		Amount	Paid in	Accumulated	Stockholders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2004	1,000	$1	$6,999	$(40,500)	$(33,500)

Donated services - officer			6,000		6,000

Gain (loss) for the year				(8,953)	(8,953)

Balances at December 31, 2005	1,000	$1	$12,999	$(49,453)	$(36,453)

Debt conversion	4,899,000	4,899	4,900		9,799

Issuance of stock for cash	5,400,000	5,400	49,000		54,400

Donated services - officer			6,000		6,000

Gain (loss) for the period				(13,021)	(13,021)

Balances at December 31, 2006	10,300,000	$10,300	$72,899	$(62,474)	$20,725

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(8,953)	$(13,021)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	1,027	1,776
Donated services	6,000	6,000
Accounts receivable	1,759	(12,819)
Accrued payables - related party	(3,905)	13,525
Accrued payables	235	(235)
Unearned revenue	(5,975)	-
Net cash provided by (used for)
operating activities	(9,812)	(4,774)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

. ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2006

Cash Flows From Financing Activities:
Deferred offering costs		(24,543)
Issuance of common stock		54,400
Net cash provided by (used for)
financing activities	-	29,857

Net Increase (Decrease) In Cash	(9,812)	25,083

Cash At The Beginning Of The Period	15,902	6,090

Cash At The End Of The Period	$6,090	$31,173

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 4,899,000 shares valued at $9,799 for for related party debt relief.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Art Design, Inc. (the “Company”), was incorporated in the State of Colorado on January 16, 2002. The Company sells art work and interior decorating to professional and business offices.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2005 and 2006 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms, generally when ordered products are shipped, and any corresponding consulting and design services have been rendered.

Advertising costs

Advertising costs are expensed as incurred. The Company had no advertising costs in 2005 or 2006.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Income tax

The Company is currently treated as an S-Corporation for income tax purposes, and therefore pays no income taxes at the corporate level.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of art products and design services, but does not separate sales of different product lines into operating segments. The Company does not separately report revenue from art products versus that from design and consulting services, as both are generally sold to the customer as part of a complete package, making separation impractical. In 2005 two customers accounted for 52% of sales, and in 2006 2customers accounted for 62% of sales.  All sales each year were domestic and to external customers.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company has adopted the provisions of SFAS No. 154, which are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company. In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $44,000 at December 31, 2005, and $34,201 at December 31, 2006.

The Company purchases materials from and pays occasional operating expenses to a  company related through common control. Cost of goods sold incurred from the related company was $30,578 and $22,621 in 2005 and 2006. The Company had related party payables at December 31, 2005 and 2006 of $6,646 and $20,171, for materials, services and rent advanced to the Company.

The Company also recorded compensation expense of $500 per month in 2005 and 2006 for administrative and management services donated to the Company by an officer. Total donated services compensation expense for 2005 and 2006 was $6,000 each year.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2006

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2005	2006

Furniture & Fixtures	$2,560	$2,560
Computers	6,511	6,511
Leasehold Improvements	4,198	4,198
	13,269	13,269
Less accumulated depreciation	(7,682)	(9,458)
Total	$5,587	$3,811

Depreciation expense in 2005 and 2006  was $1,027 and $1,776.

NOTE 4. LEASE COMMITMENT

The Company rents office and production space at $500 per month on a verbal month to month basis from a corporation under common control. Rent expense for 2005 and 2006 was $6,000 each year.

NOTE 5. GOING CONCERN

The Company has suffered recurring losses from operations and has a large working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6.  STOCK OFFERING

The Company is currently attempting to sell up to 800,000 shares of its common stock on a best efforts basis for $0.25 per share, or $200,000, under a Form SB-2 offering. The costs of this offering through December 31, 2006 amounted to $24,543. This amount will reduce the offering proceeds if the offering is successful, or will be deducted as part of operations if the offering is unsuccessful.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of July 1, 2007 are as follows:

Name and Address	Age	Position(s)
Kathy Sheehan 3636 S. Jason Englewood, Colorado 80113	44	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director

Todd Sheehan 3636 S. Jason Englewood, Colorado 80113	52	Secretary and Director

Rebecca Gregarek 3636 S. Jason Englewood, Colorado 80113	51	Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons. Todd and Kathy Sheehan are husband and wife.

Background Information about Our Officers and Directors

Kathy Sheehan has been the President Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of our company since inception in January, 2002. She has been the Chief Financial Officer, director and principal owner of Accessory Warehouse, Inc., a private company in the wholesale art framing manufacturing and home furnishing warehouse business, located in Denver, Colorado, from 1992 to the present. She attended Front Range Community College from 1980 to 1983. She has completed the Dale Carnegie Leadership Course. She will devote a minimum of forty hours per month to our operations.

Todd Sheehan has been the Secretary and Director of our company from inception in January, 2002. He has been the Chief Executive Officer, director and principal owner of Accessory Warehouse, Inc., a private company in the wholesale art framing manufacturing and home furnishing warehouse business, located in Denver, Colorado, from 1984 to the present. He does not hold an academic degree. He will devote a minimum of forty hours per month to our operations.

Rebecca Gregarek has been a Director of our company since May, 2006. She has been involved in the interior design business in various capacities since 1975. From 2005 to the present, she has also been an Interior Design Consultant with By Design Group, Englewood, Colorado. From 2001-2005, she was associated with Home Builders Flooring, LLC- HBF Designs, Denver, Colorado. This group worked at the Shea Design Center in Highlands Ranch, Colorado to develop custom window Coverings and after-market sales for new home buyers. She oversaw a sales team in training and developing marketing and advertising strategies. Her group won the JD Powers Award for customer satisfaction for 2001, 2002 and 2003. Ms. Gregarek does not hold an academic degree but attended Arapahoe Community College, with courses in Interior Design. She is a Certified Window Fashion Designer and a member of American Society of Interior Designers. She will devote minimum of ten hours per month to carry out her responsibilities.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We have nothing to report in this regard.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Employment Agreements

We have no written employment agreements with any of our executive officers or key employees.

Equity Incentive Plan

We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Colorado law. Specifically, our directors will not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the director’s duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 10. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years. The Company recorded compensation expense of $500 per month in 2005 and 2006 for administrative and management services donated to the Company by Kathy Sheehan. Total donated services compensation expense for 2005 and 2006 was $6,000 each year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of August 1, 2007, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 10,820,600 shares issued and outstanding as of August 1, 2007. The following table reflects our stock ownership as of that date. For the purposes of this table, we have used 10,820,600 shares as our total issued and outstanding.

Name and Address Beneficial Owner	No. of Common Shares	Percentage of Ownership(1)
Kathy Sheehan(2)
3636 S. Jason	5,150,000	47.6%
Englewood, Colorado 80113

Todd Sheehan(2)
3636 S. Jason	5,150,000	47.6%
Englewood, Colorado 80113
Rebecca Gregarek(3)
3636 S. Jason	3,350,000	30.9%
Englewood, Colorado 80113

Sanders Huttner Partnership
651 Bering Dr. #2002	700,000	6.5%
Houston, Texas 77057

All Officers and Directors as a Group (three persons)	8,500,000	78.5%
____________

(1)	All shares of owned beneficially or of record..
(2)
Kathy and Todd Sheehan are husband and wife. Kathy Sheehan owns 2,550,000 shares of record. Todd Sheehan owns 2,450,000 shares of record. The minor children of Mr. and Mrs. Sheehan own a total of 150,000 shares of record.

(3)
Rebecca Gregarek owns 3,200,000 shares of record. Her husband owns 100,000 shares of record. Her minor child owns 50,000 shares of record. Her adult child owns 50,000 shares of record, for which she disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has a note payable to Mr. Todd Sheehan. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $44,000 at December 31, 2005, and $34,201 at December 31, 2006.

The Company purchases materials from and pays occasional operating expenses to Accessory Warehouse, Inc., a company controlled by Mr. and Mrs. Sheehan. Cost of goods sold incurred from Accessory Warehouse, Inc. was $30,578 and $22,621 in 2005 and 2006. The Company had related party payables at December 31, 2005 and 2006 of $6,646 and $20,171, for materials, services and rent advanced to the Company.

The Company also recorded compensation expense of $500 per month in 2005 and 2006 for administrative and management services donated to the Company by Mrs. Sheehan. Total donated services compensation expense for 2005 and 2006 was $6,000 each year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended December 31. 2006.

 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado, Certified Public Accountants, billed an aggregate of $9,450 for the year ended December 31, 2006 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on AUGUST 3, 2007.

Art Design, Inc.
Date: AUGUST 3, 2007	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: AUGUST 3, 2007	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Executive and Financial Officer

Date: AUGUST 3, 2007	By:	/s/ Todd Sheehan
Todd Sheehan
Director and Secretary

Date: AUGUST 3, 2007	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director