Form 10QSB
period 2007-03-31
Art Design, Inc.
filed 2007-08-03
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2007

Commission File No. 000-52690

Art Design, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	86-1061005
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3636 S. Jason
Englewood, Colorado	80113
(Address of principal executive offices)	(zip code)

(303) 781-7280
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X]    No [ ]

As of August 1, 2007, registrant had outstanding 10,820,600 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.
BALANCE SHEET
(Unaudited)

Mar. 31, 2007
ASSETS

Current assets
Cash	$31,166
Accounts receivable	217
Total current assets	31,383

Deferred offering costs	24,543
Fixed assets	13,269
Less accumulated depreciation	(9,902)
27,910

Total Assets	$59,293

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$14,125
Prepaid revenue	3,318
Note payable - related party	34,201
Total current liabilties	51,644

Total Liabilities	51,644

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,300,000 shares
issued & outstanding	10,300
Additional paid in capital	74,399
Accumulated deficit	(77,050)

Total Stockholders' Equity	7,649

Total Liabilities and Stockholders' Equity	$59,293

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2007

Sales - net of returns	$6,213	$-
Cost of goods sold - related party	5,899

Gross profit	314	-

Operating expenses:
Amortization & depreciation	259	444
General and administrative	741	11,132
General and adm. - related party	1,500	3,000
	2,500	14,576

Gain (loss) from operations	(2,186)	(14,576)

Other income (expense):

	-	-

Income (loss) before
provision for income taxes	(2,186)	(14,576)

Provision for income tax	-	-

Net income (loss)	$(2,186)	$(14,576)

Net income (loss) per share
(Basic and fully diluted)	$(2.19)	$(0.00)

Weighted average number of
common shares outstanding	1,000	10,300,000

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued On Following Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(2,186)	$(14,576)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	259	444
Donated services	1,500	3,000
Accounts receivable	2,189	15,353
Accrued payables - related party		(7,546)
Accrued payables	1,095
Unearned revenue		3,318
Net cash provided by (used for)
operating activities	2,857	(7)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2007

Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	2,857	(7)

Cash At The Beginning Of The Period	6,090	31,173

Cash At The End Of The Period	$8,947	$31,166

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 4,899,000 shares valued at $9,799 for related party debt relief.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Design, Inc. (the “Company”), was incorporated in the State of Colorado on January 16, 2002. The Company sells art work and interior decorating to professional and business offices.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectibility is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Overview and History

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

Our headquarters are located at 3636 S. Jason, Englewood, Colorado 80113. Our phone number at our headquarters is (303) 781-7280. Our fiscal year end is March 31.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2007 and March 31, 2006.

Comparing our operations, we had no sales-net of returns of for the three months ended March 31, 2007. This compares with sales-net of returns of $6,213 for the three months ended March 31, 2006.

Our costs of goods for the three months ended March 31, 2007 was $-0-. Our costs of goods for the three months ended March 31, 2006 was $5,899,or approximately 95% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended March 31, 2007 was $-0-. This compares with gross profit for the fiscal year ended March 31, 2006 was $314.

To the extent that we market more products and fewer consulting services in connection with our sales, our cost of goods is a much larger factor, which tends to reduce our gross profitability. We make a higher gross profit from our consulting services than from our product sales. In addition, some product sales have higher profit margins.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended March 31, 2007 was $14,576. This compares to operating expenses for the three months ended March 31, 2006 of $2,500. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

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

We had a net loss of $14,576 for the three months ended March 31, 2007. This compares with a net loss of $2,186 for the three months ended March 31, 2006.

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

We have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year, including the fiscal year ended December 31, 2007.

We have had declining revenues in each of the quarters ending March 31, 2007 and March 31, 2007. The changes in revenues from year to year have been a direct result of our marketing efforts, or lack thereof, and the number of clients and projects we generate.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $33,000 in operating costs over the next three months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Liquidity and Capital Resources

As of March 31, 2007, we had cash or cash equivalents of $31,166.

Net cash used for operating activities was $7 for the period ended March 31, 2007, compared to cash used for operating activities of $2,857 for the period ended March 31, 2006. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows used or provided by financing activities were $-0-for both periods.

Over the next three months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

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

Otherwise, we do not anticipate needing to raise additional capital resources in the next three months.

Until current operations become cash flow positive, our officers and directors may be required to fund the operations to continue the business. Other than our cash, at this time we have no other resources on which to get funds if needed without their assistance.

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

Plan of Operation

Our plan for the twelve months immediately after the closing of our recent public offering is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable are not directly dependent on the success of our recent public Offering. We believe that we can achieve profitability as we are presently organized with sufficient business.

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

Currently, we have sufficient capital to implement our proposed business operations or to sustain them for the next three months. If we can become profitable, we could operate at our present level indefinitely.

With the proceeds of our recent public offering, we believe that we can adjust our sales and expenses to operate for at least one year before we become profitable or go out of business.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $33,000 in operating costs over the next three months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended March 31, 2007, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on AUGUST 3, 2007.

Art Design, Inc.
Date: AUGUST 3, 2007	By :	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer