Form 10QSB
period 2007-06-30
Art Design, Inc.
filed 2007-08-23
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2007

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

As of August 15, 2007, registrant had outstanding 10,820,600 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.
BALANCE SHEET
(Unaudited)

June 30, 2007

ASSETS

Current assets
Cash	$127,233
Accounts receivable	10,478
Total current assets	137,711

Fixed assets	13,269
Less accumulated depreciation	(10,346)
Other assets	2,759
5,682

Total Assets	$143,393

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$15,646
Note payable - related party	34,201
Total current liabilties	49,847

Total Liabilities	49,847

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821
Additional paid in capital	160,165
Accumulated deficit	(77,440)

Total Stockholders' Equity	93,546

Total Liabilities and Stockholders' Equity	$143,393

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Sales - net of returns	$9,922	$36,068	$16,135	$36,068
Cost of goods sold	9,328	22,541	15,227	22,541

Gross profit	594	13,527	908	13,527

Operating expenses:
Amortization & depreciation	629	444	888	888
General and administrative	6,294	12,232	8,535	26,364
	6,923	12,676	9,423	27,252

Gain (loss) from operations	(6,329)	851	(8,515)	(13,725)

Other income (expense):
Interest expense		(1,241)		(1,241)
	-	(1,241)	-	(1,241)

Income (loss) before
provision for income taxes	(6,329)	(390)	(8,515)	(14,966)

Provision for income tax	-	-	-	-

Net income (loss)	$(6,329)	$(390)	$(8,515)	$(14,966)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	6,167,000	10,473,533	3,084,000	10,386,767

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued On Following Page)
	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(8,515)	$(14,966)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	888	888
Donated services	3,500	3,000
Accounts receivable	(2,730)	5,092
Accrued payables - related party	3,000	(4,525)
Accrued payables	4,099
Other assets		(2,759)
Net cash provided by (used for)
operating activities	242	(13,270)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2007

Cash Flows From Financing Activities:
Deferred offering costs	(7,500)
Issuance of common stock	54,400	109,330
Net cash provided by (used for)
financing activities	46,900	109,330

Net Increase (Decrease) In Cash	47,142	96,060

Cash At The Beginning Of The Period	6,090	31,173

Cash At The End Of The Period	$53,232	$127,233

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 4,899,000 shares valued at $9,799 for related party debt relief.

Supplemental Disclosure

Cash paid for interest	$-	$1,241
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2007 the Company had no balance in its allowance for doubtful accounts.

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

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

We have had a history of losses and may not be able to develop profitability.

We had a net loss of $14,966 on revenues of $36,068 for the six months ended June 30, 2007, compared to a net loss of $8,515 on revenues of $16,135 for the six months ended June 30, 2006. We had a net loss of $13,021 on revenues of $34,316 for the fiscal year ended December 31, 2006, compared to a net loss of $8,953 on revenues of $62,009 for the fiscal year ended December 31, 2005. We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

We have had a history of fluctuating revenues, including declining revenues from year to year and may not be able to develop profitability.

We had revenues of $34,316 for the fiscal year ended December 31, 2006 compared to revenues of $62,009 for the fiscal year ended December 31, 2005, compared to revenues of $73,558 for the fiscal year ended December 31, 2004. For the six months ended June  30, 2007, we had revenues of $36,068 , compared to revenues of $16,135 for the six months ended June  30, 2006.. For the three months ended June  30, 2007, we had revenues of $36,068 , compared to revenues of $9,922 for the three months ended June  30, 2006. We cannot assure you that our sales will increase. We must generate greater revenues and improved margins to achieve and maintain profitability in the future. If our revenues continue to decline, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2005, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our two top clients in fiscal year 2004 accounted for approximately 26% of our revenues, in fiscal year 2005 accounted for approximately 52% of our revenues, and approximately 62% of our revenues for the nine months ended September 30, 2006. We could be severally impacted by the loss of one or both of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

We are implementing a strategy to grow and expand our business, which is expensive and may not generate increases in our revenues.

We intend to expand our business, and we plan to incur expenses associated with our growth and expansion. Although we recently raised funds through private offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate greater revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving greater revenues, despite our attempts to grow our business. If our growth strategies do not result in increased revenues, we may have to abandon our plans for further growth or may even reduce the current size of our operations.

 We may need to raise additional funds, and these funds may not be available when we need them.

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $132,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. . We cannot assure that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of June 30, 2007, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

The current members of our Board of Directors beneficially own, in the aggregate, approximately 83% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter, which is opposed by the Board of Directors, would be able to obtain the number of votes necessary to overrule the vote of the Board of Directors. Further, the control by the directors means that they may make decisions for us with which you may disagree or that you may feel is not in our best interests.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2007. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at August 15, 2007. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

Results of Operations

The following discussion involves our results of operations for the three months and six months ending June 30, 2007 and June 30, 2006.

We had sales-net of returns of $36,068 for the three months ended June 30, 2007. This compares with sales-net of returns of $9,922 for the three months ended June 30, 2006.

Our costs of goods for the three months ended June 30, 2007 was $22,541, or approximately 62.5% of sales-net of returns. Our costs of goods for the three months ended June 30, 2006 was $9,328, or approximately 94% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2007 was $13,527. This compares with gross profit for the three months ended June 30, 20067 of $594.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2007 was $12,676. This compares to operating expenses for the three months ended June 30, 2006 of $6,923. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $390 for the three months ended June 30, 2007. This compares with a net loss of $6,329 for the three months ended June 30, 2006.

Comparing our operations for the six months ended June 30, 2007, we had sales-net of returns of $36,068.  This compares with sales-net of returns of $16,135 for the six months ended June 30, 2006.

Our costs of goods for the six months ended June 30, 2007 was $22,541 or approximately 62.5% of sales-net of returns. Our costs of goods for the six months ended June 30, 2006 was$15,227, or approximately 94% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the six months ended June 30, 2007 was $13,527, or approximately 37.5%. This compares with gross profit for the six months ended June 30, 2007 of $908, or approximately 6%.

Operating expenses, which includes depreciation and general and administrative expenses for the six months ended June 30, 2007 was $27,252. This compares to operating expenses for the six months ended June 30, 2006 of $9,423. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $14,966 for the six  months ended June 30, 2007. This compares with a net loss of $8,515 for the six months ended June 30, 2006.

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

Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $132,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year, including the fiscal year ended December 31, 2006.

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

As of June 30, 2007, we had cash or cash equivalents of $127,233 compared to cash or cash equivalents of $53,232 at June 30, 2006.

Net cash used for operating activities was $13,270 for the six months ended June 30, 2007, compared to net cash used for operating activities of $242 for the period ended June 30, 2006.

Cash provided by financing activities was $109,330 for the six months ended June 30, 2007, compared to cash provided by financing activities of $46,900 for the period ended June 30, 2006. These activities were all related to our recent public offering.

Cash flows used or provided by investing activities were $-0-for both periods.

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $132,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the periods ended June 30, 2007. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on AUGUST 22, 2007.

Art Design, Inc.
Date: AUGUST 22, 2007	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer