Form 10QSB
period 2007-09-30
Art Design, Inc.
filed 2007-11-13
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2007

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

As of November 1, 2007, registrant had outstanding 10,820,600 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.
BALANCE SHEET
(Unaudited)

Sept. 30, 2007

ASSETS

Current assets
Cash	$128,119
Accounts receivable	26,996
Total current assets	155,115

Fixed assets	13,269
Less accumulated depreciation	(10,790)
Other assets	2,759
5,238

Total Assets	$160,353

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,194
Accounts payable - related party	38,048
Note payable - related party	34,201
Total current liabilties	75,443

Total Liabilities	75,443

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821
Additional paid in capital	161,665
Accumulated deficit	(87,576)

Total Stockholders' Equity	84,910

Total Liabilities and Stockholders' Equity	$160,353

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007

Sales - net of returns	$3,776	$31,615	$19,894	$62,584
Cost of goods sold	3,576	22,902	18,803	45,443

Gross profit	200	8,713	1,091	17,141

Operating expenses:
Amortization & depreciation	444	444	1,332	1,332
General and administrative	2,945	17,164	11,480	39,670
	3,389	17,608	12,812	41,002

Gain (loss) from operations	(3,189)	(8,895)	(11,721)	(23,861)

Other income (expense):
Interest expense		(1,241)		(1,241)
Other income			17
	-	(1,241)	17	(1,241)

Income (loss) before
provision for income taxes	(3,189)	(10,136)	(11,704)	(25,102)

Provision for income tax	-	-	-	-

Net income (loss)	$(3,189)	$(10,136)	$(11,704)	$(25,102)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,300,000	10,820,600	5,489,333	10,531,378

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(11,704)	$(25,102)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	1,332	1,332
Donated services	4,500	4,500
Accounts receivable	(846)	(11,426)
Accrued payables - related party	4,500	17,877
Accrued payables	869	3,194
Other assets		(2,759)
Net cash provided by (used for)
operating activities	(1,349)	(12,384)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2007

Cash Flows From Financing Activities:
Deferred offering costs	(23,200)
Issuance of common stock	54,400	109,330
Net cash provided by (used for)
financing activities	31,200	109,330

Net Increase (Decrease) In Cash	29,851	96,946

Cash At The Beginning Of The Period	6,090	31,173

Cash At The End Of The Period	$35,941	$128,119

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 the Company had no balance in its allowance for doubtful accounts.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have had a history of losses and may not be able to develop profitability.

We had a net loss of $10,136 on revenues of $31,615 for the three months ended September 30, 2007, compared to a net loss of $3,189 on revenues of $3,776 for the three months ended September 30, 2006.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

We have had a history of fluctuating revenues, including declining revenues from year to year and may not be able to develop profitability.

We had revenues of $34,316 for the fiscal year ended December 31, 2006 compared to revenues of $62,009 for the fiscal year ended December 31, 2005, compared to revenues of $73,558 for the fiscal year ended December 31, 2004. For the nine months ended September 30, 2007, we had revenues of $62,584, compared to revenues of $19,894 for the nine months ended September 30, 2006. For the three months ended September 30, 2007, we had revenues of $31,615, compared to revenues of $3,776 for the three months ended September 30, 2006. We cannot assure you that our sales will increase. We must generate greater revenues and improved margins to achieve and maintain profitability in the future. If our revenues continue to decline, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

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

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our two top clients in fiscal year 2004 accounted for approximately 26% of our revenues, in fiscal year 2005 accounted for approximately 52% of our revenues,  in fiscal year 2006 accounted for approximately 62% of our revenues and approximately 62% of our revenues for the nine months ended September 30, 2007. We could be severally impacted by the loss of one or both of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

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

As of September 30, 2007, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We believe that we have presented our service and product offering to only a small percentage of the potential market. Currently, we rely primarily on word of mouth from our existing clients and contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. In fiscal year 2006, marketing and advertising expenses were negligible. If we fail to successfully market and promote our business, we could lose current clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could cause our profitability to decline.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2007. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at November 1, 2007. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

Results of Operations

The following discussion involves our results of operations for the three months and nine months ending September 30, 2007 and September 30, 2006.

We had sales-net of returns of $31,615 for the three months ended September 30, 2007. This compares with sales-net of returns of $3,776 for the three months ended September 30, 2006.

Our costs of goods for the three months ended September 30, 2007 was $22,902, or approximately 72.4% of sales-net of returns. Our costs of goods for the three months ended September 30, 2006 was $3,576, or approximately 95% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended September 30, 2007 was $8,713, or approximately 27.6%. This compares with gross profit for the three months ended September 30, 2006 of $200, or approximately 5%.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended September 30, 2007 was $17,608. This compares to operating expenses for the three months ended September 30, 2006 of $3,389. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $10,136 for the three months ended September 30, 2007. This compares with a net loss of $3,189 for the three months ended September 30, 2006.

Comparing our operations for the nine months ended September 30, 2007, we had sales-net of returns of $62,584.This compares with sales-net of returns of $19,894 for the nine months ended September 30, 2006.

Our costs of goods for the nine months ended September 30, 2007 was $45,443 or approximately 72.6% of sales-net of returns. Our costs of goods for the nine months ended September 30, 2006 was $18,803, or approximately 94.5% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the nine months ended September 30, 2007 was $17,141, or approximately 27.4%. This compares with gross profit for the nine months ended September 30, 2006 of $1,091, or approximately 5.6%.

Operating expenses, which includes depreciation and general and administrative expenses for the nine months ended September 30, 2007 was $41,002. This compares to operating expenses for the nine months ended September 30, 2006 of $12,812. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $25,102 for the nine months ended September 30, 2007. This compares with a net loss of $11,704 for the nine months ended September 30, 2006.

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

As of September 30, 2007, we had cash or cash equivalents of $128,119 compared to cash or cash equivalents of $35,941 at September 30, 2006.

Net cash used for operating activities was $12,384 for the nine months ended September 30, 2007, compared to net cash used for operating activities of $1,349 for the period ended September 30, 2006.

Cash provided by financing activities was $109,330 for the nine months ended September 30, 2007, compared to cash provided by financing activities of $31,200 for the period ended September 30, 2006. These activities were all related to the issuance of common stock in private placements and in our public offering.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $33,000 in operating costs over the next three months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying unaudited financial statements for the period ended September 30, 2007. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2007.

Art Design, Inc.
Date: November 13, 2007	By:	/s/ Kathy Sheehan
Kathy Sheehan President and Chief Executive and Financial Officer