Form 10KSB/A
period 2006-12-31
Art Design, Inc.
filed 2008-02-21
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]     No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes []   No [ X ].

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2008.

Art Design, Inc.
Date: February 21, 2008	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: February 21, 2008	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Executive and Financial Officer

Date: February 21, 2008	By:	/s/ Todd Sheehan
Todd Sheehan
Director and Secretary

Date: February 21, 2008	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director