Form 10KSB
Art Design, Inc.
filed 2008-03-26
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]  No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X].

Registrant's revenues for its most recent fiscal year were $80,265. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $696,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 1, 2008, was 10,820,600.

FORM 10-KSB
Art Design, Inc.

INDEX

Page

PART I

Item 1. Description of Business	3

Item 2. Description of Property	14

Item 3. Legal Proceedings	15

Item 4. Submission of Matters to a Vote of Security Holders	15

PART II

Item 5. Market for Common Equity, Related Stockholder Matters	15
and Issuer Purchases of Equity Securities

Item 6. Management's Discussion and Analysis of Financial	17
Condition and Results of Operations

Item 7. Financial Statements	F-1

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures	23

Item 8A. Controls and Procedures	23

Item 8B. Other Information	23

PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange
Act	24

Item 10. Executive Compensation	26

Item 11. Security Ownership of Certain Beneficial Owners and	26
Management

Item 12. Certain Relationships and Related Transactions	28

Item 13. Exhibits and Reports on Form 8-K	28

Item 14. Principal Accountant Fees and Services	29

Financial Statements pages	F-1 -F-13

Signatures	29

References in this document to “us," "we," or "Company" refer to Art Design, Inc. and its wholly owned subsidiary, Art Dimensions, Inc.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Associated With our Company:

We have had a history of losses and may not be able to develop profitability.

We had a net loss of $31,854 on revenues of $80,265 for the fiscal year ended December 31, 2007, compared to a net loss of $13,021 on revenues of $34,316 for the fiscal year ended December 31, 2006.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will purchase our products and use our services; and

•	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $55,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

The concept for our business model was developed in 2002. Even though we have operated as a corporation for some time, we have a limited operating history, based upon limited revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

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

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our four top clients in fiscal year 2007 accounted for approximately 61% of our revenues. In fiscal year 2006 our two top clients accounted for approximately 63% of our revenues We could be severally impacted by the loss of any of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

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

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $100,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. . We cannot assure that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of December 31, 2007, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may now be sold into the market subject to volume and manner of sale limitations under Rule 144. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at March 1, 2008. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

We have one wholly-owned subsidiary, Art Dimensions, Inc., which we incorporated in January, 2008.

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

We face competition from several sources, including the following:

•	design companies selling solely through catalog and online;

•	regional retailers specializing in design;

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

Our four top clients in fiscal year 2007 accounted for approximately 61% of our revenues. In fiscal year 2006 our two top clients accounted for approximately 63% of our revenues. A part of our strategy is to expand the number of clients. We plan to particularly focus on this aspect of our business in the next twelve months.

(g) BACKLOG

At December 31, 2007, we had no backlogs.

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

(m) SUBSEQUENT EVENT

On January 29, 2008, we incorporated a wholly-owned subsidiary, Art Dimensions, Inc. We issued a total of 2,000,000 shares to us. This company has been incorporated to represent artists and other creative individuals in the interior design business. We are currently in the process of developing our business plan for this subsidiary.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol ATDN. The common stock began trading in January, 2008.  The high and low bid quotation for our common stock as of March 1, 2008 was $0.25 and $0.51.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 1, 2008, we had a total of 10,820,600 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2007, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Comparing our operations, we had sales-net of returns of $80,265 for the twelve months ended December 31, 2007. This compares with sales-net of returns of $34,316 for the twelve months ended December 31, 2006. We had an increase in the number of projects, which was the basis for our increase in sales.

Our costs of goods for the twelve months ended December 31, 2007 was $57,932, or approximately 72.2% of sales-net of returns. Our costs of goods for the fiscal year ended December 31, 2006 was $22,621, or approximately 66% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the twelve months ended December 31, 2007 was $22,333. This compares with gross profit for the fiscal year ended December 31, 2006 was $11,695. Our higher percentage in cost of goods resulted in a lower percentage gross profit for 2007, compared to 2006.

To the extent that we market more products and fewer consulting services in connection with our sales, our cost of goods is a much larger factor, which tends to reduce our gross profitability. We make a higher gross profit from our consulting services than from our product sales. In addition, some product sales have higher profit margins. Our lower gross profit in 2007 is a reflection of both lower profit margins on product and fewer consulting services as a part of overall sales.

Operating expenses, which includes depreciation and general and administrative expenses for the twelve months ended December 31, 2007 was $54,187. This compares to operating expenses for the twelve months ended December 31, 2006 of $24,733. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

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

We had a net loss of $31,854 for the twelve months ended December 31, 2007. This compares with a net loss of $13,021 for the fiscal year ended December 31, 2006.

Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $100,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $55,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Liquidity and Capital Resources

As of December 31, 2007, we had cash or cash equivalents of $112,664, compared to $31,173 as of December 31, 2006.

Net cash used for operating activities was $27,839 for the period ended December 31, 2007, compared to $4,774 for the period ended December 31, 2006. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used by investing activities were $-0-for the period ended December 31, 2007 and 2006.

Cash flows provided by financing activities accounted for $109,330 for the period ended December 31, 2007 compared to $29,857 for the period ended December 31, 2006. These cash flows were all related to sales of stock and deferred offering costs for both periods.

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

Other than the shares offered by our recent public offering, no other source of capital has been identified or sought.

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $100,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $55,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

December 31, 2006 and 2007

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Design, Inc.
Englewood, Colorado

I have audited the accompanying balance sheet of Art Design, Inc. as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Art Design, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.
Aurora, Colorado
March 25, 2008

ART DESIGN, INC.
BALANCE SHEET

Dec. 31, 2007

ASSETS

Current assets
Cash	$112,664
Accounts receivable	19,230
Total current assets	131,894

Accounts receivable - related party	7,290
Fixed assets	13,269
Less accumulated depreciation	(11,234)
Other assets	2,759
12,084

Total Assets	$143,978

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$984
Accounts payable - related party	29,135
Note payable - related party	34,201
Total current liabilties	64,320

Total Liabilities	64,320

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821
Additional paid in capital	163,165
Accumulated deficit	(94,328)

Total Stockholders' Equity	79,658

Total Liabilities and Stockholders' Equity	$143,978

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007

Sales - net of returns	$34,316	$80,265
Cost of goods sold	22,621	57,932

Gross profit	11,695	22,333

Operating expenses:
Amortization & depreciation	1,776	1,776
General and administrative	22,957	52,411
	24,733	54,187

Gain (loss) from operations	(13,038)	(31,854)

Other income (expense):
Other income	17	-
	17	-

Income (loss) before
provision for income taxes	(13,021)	(31,854)

Provision for income tax	-	-

Net income (loss)	$(13,021)	$(31,854)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,833,750	10,603,683

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2005	1,000	$1	$12,999	$(49,453)	$(36,453)

Debt conversion	4,899,000	4,899	4,900		9,799

Issuance of stock for cash	5,400,000	5,400	49,000		54,400

Donated services - officer			6,000		6,000

Gain (loss) for the period				(13,021)	(13,021)

Balances at December 31, 2006	10,300,000	$10,300	$72,899	$(62,474)	$20,725

Issuance of stock for cash - net					-
of deferred offering costs of
$24,543 in 2006 and $20,820
in 2007 - $45,363 total	520,600	521	84,266		84,787

Donated services - officer			6,000		6,000

Gain (loss) for the period				(31,854)	(31,854)

Balances at December 31, 2007	10,820,600	$10,821	$163,165	$(94,328)	$79,658

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(13,021)	$(31,854)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	1,776	1,776
Donated services	6,000	6,000
Accounts receivable	(12,819)	(10,950)
Accrued payables - related party	13,525	8,964
Accrued payables	(235)	984
Other assets		(2,759)
Net cash provided by (used for)
operating activities	(4,774)	(27,839)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007

Cash Flows From Financing Activities:
Deferred offering costs	(24,543)	(20,820)
Issuance of common stock	54,400	130,150
Net cash provided by (used for)
financing activities	29,857	109,330

Net Increase (Decrease) In Cash	25,083	81,491

Cash At The Beginning Of The Period	6,090	31,173

Cash At The End Of The Period	$31,173	$112,664

Schedule Of Non-Cash Investing And Financing Activities

In 2006 the Company issued 4,899,000 shares valued at $9,799 for for related party debt relief.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2006 and 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms, generally when ordered products are shipped, and any corresponding consulting and design services have been rendered.

Advertising costs

Advertising costs are expensed as incurred. The Company had no advertising costs in 2006 or 2007.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007

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

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2006 and 2007.

The Company purchases materials from and pays occasional operating expenses to a  company related through common control. Cost of goods sold incurred from the related company was $22,621 and $45,985 in 2006 and 2007. The Company had related party payables at December 31, 2006 and 2007 of $20,171 and $29,135 for materials, services and rent advanced to the Company.

The Company also recorded compensation expense of $500 per month in 2006 and 2007 for administrative and management services donated to the Company by an officer. Total donated services compensation expense for 2006 and 2007 was $6,000 each year.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

Prior to 2006 the Company was taxed as an S-Corporation, and therefore paid no taxes at the Corporate level. Beginning in 2006, the Company switched to C-Corporation status for tax purposes. At December 31, 2006 and 2007 the Company had net operating loss carryforwards of approximately $1,000 and $21,000 which begin to expire in 2026. The deferred tax asset of $200 and $4,200 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 and 2007 was $200 and $4,200.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2006	2007

Furniture & Fixtures	$2,560	$2,560
Computers	6,511	6,511
Leasehold Improvements	4,198	4,198
	13,269	13,269
Less accumulated depreciation	(9,458)	(11,234)
Total	$3,811	$2,035

Depreciation expense in 2006 and 2007 was $1,776 each year.

NOTE 5. LEASE COMMITMENT

The Company rents office and production space at $500 per month on a verbal month to month basis from a corporation under common control. Rent expense for 2006 and 2007 was $6,000 each year.

NOTE 6. GOING CONCERN

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

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of March 1, 2008 are as follows:

Name and Address	Age	Position(s)
Kathy Sheehan 3636 S. Jason Englewood, Colorado 80113	46	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director

Todd Sheehan 3636 S. Jason Englewood, Colorado 80113	53	Secretary and Director

Rebecca Gregarek 3636 S. Jason Englewood, Colorado 80113	53	Director

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

Rebecca Gregarek has been a Director of our company since May, 2007. She has been involved in the interior design business in various capacities since 1975. From 2006 to the present, she has also been an Interior Design Consultant with By Design Group, Englewood, Colorado. From 2001-2006, she was associated with Home Builders Flooring, LLC- HBF Designs, Denver, Colorado. This group worked at the Shea Design Center in Highlands Ranch, Colorado to develop custom window Coverings and after-market sales for new home buyers. She oversaw a sales team in training and developing marketing and advertising strategies. Her group won the JD Powers Award for customer satisfaction for 2001, 2002 and 2003. Ms. Gregarek does not hold an academic degree but attended Arapahoe Community College, with courses in Interior Design. She is a Certified Window Fashion Designer and a member of American Society of Interior Designers. She will devote minimum of ten hours per month to carry out her responsibilities.

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

Item 10. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years. The Company recorded compensation expense of $500 per month in 2006 and 2007 for administrative and management services donated to the Company by Kathy Sheehan. Total donated services compensation expense for 2006 and 2007 was $6,000 each year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 1, 2008, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 10,820,600 shares issued and outstanding as of March 1, 2008. The following table reflects our stock ownership as of that date. For the purposes of this table, we have used 10,820,600 shares as our total issued and outstanding.

Name and Address Beneficial Owner	No. of Common Shares	Percentage of Ownership(1)
Kathy Sheehan(2)	5,150,000	47.6%
3636 S. Jason
Englewood, Colorado 80113

Todd Sheehan(2)	5,150,000	47.6%
3636 S. Jason
Englewood, Colorado 80113
Rebecca Gregarek(3)	3,350,000	30.9%
3636 S. Jason
Englewood, Colorado 80113

Sanders Huttner Partnership	700,000	6.5%
651 Bering Dr. #2002
Houston, Texas 77057

All Officers and Directors as a Group (three persons)	8,500,000	78.5%
____________

(1)	All shares of owned beneficially or of record.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has a note payable to Mr. Todd Sheehan. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2006 and 2007.

The Company purchases materials from and pays occasional operating expenses to Accessory Warehouse, Inc., a company controlled by Mr. and Mrs. Sheehan. Cost of goods sold incurred from Accessory Warehouse, Inc. was $22,621  and $ 45,985 in 2006 and 2007, respectively. The Company had related party payables at December 31, 2006 and 2007 of $20,171 and $29,135, for materials, services and rent advanced to the Company.

The Company also recorded compensation expense of $500 per month in 2006 and 2007 for administrative and management services donated to the Company by Mrs. Sheehan. Total donated services compensation expense for 2006 and 2007 was $6,000 each year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
21.1	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, July 25, 2007.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended December 31. 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado, Certified Public Accountants, billed an aggregate of $4,500 for the year ended December 31, 2007 and $9,450 for the year ended December 31, 2006 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2008.

Art Design, Inc.
By :	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: March 25, 2008	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Executive and Financial Officer

Date: March 25, 2008	By:	/s/ Todd Sheehan
Todd Sheehan
Director and Secretary

Date: March 25, 2008	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director