Form 10QSB
period 2008-03-31
Art Design, Inc.
filed 2008-05-13
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2008

Commission File No. 000-52690

Art Design, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	86-1061005
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3636 S. Jason
Englewood, Colorado	80113
(Address of principal executive offices)	(zip code)

(303) 781-7280
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ ]    No [X]

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $696,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 1, 2008, was 10,820,600.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc. and its wholly-owned subsidiary, Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

ART DESIGN, INC.
BALANCE SHEET
(Unaudited)

Mar. 31, 2008

ASSETS

Current assets
Cash	$100,635
Accounts receivable	6,861
Total current assets	107,496

Fixed assets	13,269
Less accumulated depreciation	(9,595)
Other assets	2,759
6,433

Total Assets	$113,929

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$249
Accounts payable - related party	4,388
Note payable - related party	34,201
Total current liabilties	38,838

Total Liabilities	38,838

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821
Additional paid in capital	179,811
Accumulated deficit	(115,541)

Total Stockholders' Equity	75,091

Total Liabilities and Stockholders' Equity	$113,929

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Sales - net of returns	$-	$5,694
Cost of goods sold		4,388

Gross profit	-	1,306

Operating expenses:
Amortization & depreciation	444	27
General and administrative	11,132	22,492
	11,576	22,519

Gain (loss) from operations	(11,576)	(21,213)

Other income (expense):

	-	-

Income (loss) before
provision for income taxes	(11,576)	(21,213)

Provision for income tax	-	-

Net income (loss)	$(11,576)	$(21,213)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,300,000	10,820,600

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(14,576)	$(21,213)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	444	27
Donated services	3,000
Accounts receivable	15,353	19,659
Accrued payables - related party	(7,546)	(8,101)
Accrued payables		(735)
Unearned revenue	3,318
Other		(1,666)
Net cash provided by (used for)
operating activities	(7)	(12,029)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(7)	(12,029)

Cash At The Beginning Of The Period	31,173	112,664

Cash At The End Of The Period	$31,166	$100,635

Schedule Of Non-Cash Investing And Financing Activities

In 2007 the Company recorded $16,646 in paid in capital from related party debt relief.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2008 the Company had no balance in its allowance for doubtful accounts.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

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

In January, 2008, we incorporated our wholly-owned subsidiary, Art Dimensions, Inc., a Colorado corporation.

Our headquarters are located at 3636 S. Jason, Englewood, Colorado 80113. Our phone number at our headquarters is (303) 781-7280. Our fiscal year end is December 31.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2008 and March 31, 2007.

Comparing our operations, we had $5,694 in sales-net of returns for the three months ended March 31, 2008. This compares with no sales-net of returns for the three months ended March 31, 2007.

Our costs of goods for the three months ended March 31, 2008 was $4,388.Our costs of goods for the three months ended March 31, 2007 was $-0-.. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended March 31, 2008 was $1,306. This compares with gross profit for the fiscal year ended March 31, 2007 of $-0-..

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended March 31, 2008 was $22,519. This compares to operating expenses for the three months ended March 31, 2007 of $11,576. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $21,213 for the three months ended March 31, 2008. This compares with a net loss of $11,576 for the three months ended March 31, 2007.

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

As of March 31, 2008, we had cash or cash equivalents of $100,635, compared to $31,166 as of March 31, 2007.

Net cash used for operating activities was $12,029 for the period ended March 31, 2008, compared to cash used for operating activities of $7 for the period ended March 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

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

Plan of Operation

Our plan for the twelve months immediately is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended March 31, 2008, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
21.1	Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2008.

Art Design, Inc.
By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer