Form 10-Q
period 2008-06-30
Art Design, Inc.
filed 2008-08-11
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                                     Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

FORM 10-Q

Art Design, Inc.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements for the period ended June 30, 2008	3
Consolidated Balance Sheet (Unaudited)	4
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis and Plan of Operation	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures	21
Item 4T. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	22

Signatures	22

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc. and its subsidiary, Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS
Balance sheet	4
Statements of operation	5
Statements of cash flows	6
Notes to financial statements	8

ART DESIGN, INC.
BALANCE SHEET
(Unaudited)

June 30, 2008

ASSETS

Current assets
Cash	$90,053
Accounts receivable	2,924
Total current assets	92,977

Fixed assets	13,269
Less accumulated depreciation	(9,622)
Other assets	2,759
6,406

Total Assets	$99,383

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$700
Accounts payable - related party
Note payable - related party	34,201
Total current liabilties	34,901

Total Liabilities	34,901

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
no shares issued & outstanding	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821
Additional paid in capital	179,811
Accumulated deficit	(126,150)

Total Stockholders' Equity	64,482

Total Liabilities and Stockholders' Equity	$99,383

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales - net of returns	$36,068	$59,609	$36,068	$65,303
Cost of goods sold	22,541	59,145	22,541	63,533

Gross profit	13,527	464	13,527	1,770

Operating expenses:
Amortization & depreciation	444	27	888	54
General and administrative	12,232	11,046	26,364	33,538
	12,676	11,073	27,252	33,592

Gain (loss) from operations	851	(10,609)	(13,725)	(31,822)

Other income (expense):
Interest expense	(1,241)	-	(1,241)	-
	(1,241)	-	(1,241)	-

Income (loss) before
provision for income taxes	(390)	(10,609)	(14,966)	(31,822)

Provision for income tax	-	-	-	-

Net income (loss)	$(390)	$(10,609)	$(14,966)	$(31,822)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,473,533	10,820,600	10,386,767	10,820,600

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(14,966)	$(31,822)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	888	54
Donated services	3,000
Accounts receivable	5,092	23,596
Accrued payables - related party	(4,525)	(12,489)
Accrued payables		(284)
Other assets	(2,759)	(1,666)
Net cash provided by (used for)
operating activities	(13,270)	(22,611)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008

Cash Flows From Financing Activities:
Deferred offering costs
Issuance of common stock	109,330
Net cash provided by (used for)
financing activities	109,330	-

Net Increase (Decrease) In Cash	96,060	(22,611)

Cash At The Beginning Of The Period	31,173	112,664

Cash At The End Of The Period	$127,233	$90,053

Schedule Of Non-Cash Investing And Financing Activities

In 2007 the Company recorded $16,646 in paid in capital from related party debt relief.

Supplemental Disclosure

Cash paid for interest	$1,241	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the three months and six months ending June 30, 2008 and June 30, 2007.

We had sales-net of returns of $59,609 for the three months ended June 30, 2008. This compares with sales-net of returns of $36,068 for the three months ended June 30, 2007.

Our costs of goods for the three months ended June 30, 2008 was $59,145, or approximately  99% of sales-net of returns. Our costs of goods for the three months ended June 30, 2007 was $22,541, or approximately 62.5% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2008 was $464. This compares with gross profit for the three months ended June 30, 2007 of $13,527. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2008 was $11,073. This compares to operating expenses for the three months ended June 30, 2007 of $12,676. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $10,609 for the three months ended June 30, 2008. This compares with a net loss of $390 for the three months ended June 30, 2007.

Comparing our operations for the six months ended June 30, 2008, we had sales-net of returns of $65,303.  This compares with sales-net of returns of $36,068 for the six months ended June 30, 2007.

Our costs of goods for the six months ended June 30, 2008 was $63,533 or approximately  97.3% of sales-net of returns. Our costs of goods for the six months ended June 30, 2007 was $22,541 or approximately 62.5% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the six months ended June 30, 2008 was $1,770, or approximately   2.7%. This compares with gross profit for the six months ended June 30, 2007 of was $13,527, or approximately 37.5%. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the six months ended June 30, 2008 was $33,592. This compares to operating expenses for the six months ended June 30, 2007 of $27,252. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $31,822 for the six  months ended June 30, 2008. This compares with a net loss of $14,966 for the six months ended June 30, 2007.

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

As of June 30, 2008, we had cash or cash equivalents of $90,053 compared to cash or cash equivalents of $127,233 at June 30, 2007.

Net cash used for operating activities was $22,611 for the six months ended June 30, 2008, compared to net cash used for operating activities of $13,270  for the period ended June 30, 2007.

Cash provided by financing activities was $-0-  for the six months ended June 30, 2008, compared to cash provided by financing activities of $109,330 for the period ended June 30, 2007. These activities were all related to our recent public offering.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the periods ended June 30, 2008. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We had a net loss of $10,609 on revenues of $59,609 for the three months ended June 30, 2008, compared to a net loss of $390 on revenues of $36,068 for the three months ended June 30, 2007. We had a net loss of $31,822 on revenues of $65,303 for the six months ended June 30, 2008, compared to a net loss of $14,966 on revenues of $36,068 for the six months ended June 30, 2007.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

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

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our two top clients in fiscal year 2006 accounted for approximately 62 % of our revenues, in fiscal year 2007 accounted for approximately 52 % of our revenues. We could be severally impacted by the loss of one or both of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

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

As of June 30, 2008, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at August 1, 2008. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2008.

Art Design, Inc.
Date: August 11, 2008	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer