Form 10-Q
period 2008-09-30
Art Design, Inc.
filed 2008-11-13
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52690

Art Design, Inc.
 (Exact Name of Registrant as specified in its charter)

Colorado	86-1061005
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3636 S. Jason Street
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2008, was 10,820,600.

FORM 10-Q

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc. and its subsidiary, Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

Art Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

ART DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)

ASSETS
Current assets
Cash	$112,664	$82,732
Accounts receivable	19,230	39,613
Total current assets	131,894	122,345

Accounts receivable - related party	7,290
Fixed assets	13,269	13,269
Less accumulated depreciation	(11,234)	(9,649)
Other assets	2,759	2,759
	12,084	6,379

Total Assets	$143,978	$128,724

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$984	$2,067
Accounts payable - related party	29,135	34,442
Note payable - related party	34,201	34,201
Total current liabilties	64,320	70,710

Total Liabilities	64,320	70,710

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	163,165	185,218
Accumulated deficit	(94,328)	(138,025)

Total Stockholders' Equity	79,658	58,014

Total Liabilities and Stockholders' Equity	$143,978	$128,724

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008

Sales - net of returns	$31,615	$33,295	$62,584	$153,671
Cost of goods sold	22,902	31,442	45,443	148,475

Gross profit	8,713	1,853	17,141	5,196

Operating expenses:
Amortization & depreciation	444	27	1,332	81
General and administrative	17,164	9,826	39,670	48,812
	17,608	9,853	41,002	48,893

Gain (loss) from operations	(8,895)	(8,000)	(23,861)	(43,697)

Other income (expense):
Interest expense	(1,241)	-	(1,241)	-
	(1,241)	-	(1,241)	-

Income (loss) before
provision for income taxes	(10,136)	(8,000)	(25,102)	(43,697)

Provision for income tax	-	-	-	-

Net income (loss)	$(10,136)	$(8,000)	$(25,102)	$(43,697)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600	10,531,378	10,820,600

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(25,102)	$(43,697)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	1,332	81
Donated services	4,500
Accounts receivable	(11,426)	(13,093)
Accrued payables - related party	17,877	21,953
Accrued payables	3,194	1,083
Compensatory equity issuances		5,407
Other assets	(2,759)	(1,666)
Net cash provided by (used for)
operating activities	(12,384)	(29,932)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Financing Activities:
Deferred offering costs
Issuance of common stock	109,330
Net cash provided by (used for)
financing activities	109,330	-

Net Increase (Decrease) In Cash	96,946	(29,932)

Cash At The Beginning Of The Period	31,173	112,664

Cash At The End Of The Period	$128,119	$82,732

Schedule Of Non-Cash Investing And Financing Activities

In 2007 the Company recorded $16,646 in paid in capital from related party debt relief.

Supplemental Disclosure

Cash paid for interest	$1,241	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Art Design, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

ART DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

 On January 29, 2008, we incorporated Art Dimensions, Inc. in the State of Colorado. Art Dimensions, Inc. is a wholly owned subsidiary of ours, and was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art.

Our headquarters are located at 3636 S. Jason Street, Englewood, Colorado 80113. Our phone number at our headquarters is (303) 781-7280. Our fiscal year end is December 31.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months and nine months ending September 30, 2008 and September 30, 2007.

We had sales-net of returns of $33,295 for the three months ended September 30, 2008. This compares with sales-net of returns of $31,615 for the three months ended September 30, 2007.

Our costs of goods for the three months ended September 30, 2008 was $31,442, or approximately  94.4% of sales-net of returns. Our costs of goods for the three months ended September 30, 2007 was $22,902, or approximately  72.4% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended September 30, 2008 was $1,853. This compares with gross profit for the three months ended September 30, 2007 of $8,713. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended September 30, 2008 was $9,853. This compares to operating expenses for the three months ended September 30, 2007 of $17,608. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $8,000 for the three months ended September 30, 2008. This compares with a net loss of $10,136 for the three months ended September 30, 2007.

Comparing our operations for the nine months ended September 30, 2008, we had sales-net of returns of $153,671.  This compares with sales-net of returns of $62,584 for the nine months ended September 30, 2007.

Our costs of goods for the nine months ended September 30, 2008 was $148,475 or approximately 96.6 % of sales-net of returns. Our costs of goods for the nine months ended September 30, 2007 was $45,443 or approximately 72.6% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the nine months ended September 30, 2008 was $5,196. This compares with gross profit for the nine months ended September 30, 2007 of was $17,141. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the nine months ended September 30, 2008 was $48,893. This compares to operating expenses for the nine months ended September 30, 2007 of $41,002. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $43,697 for the nine months ended September 30, 2008. This compares with a net loss of $25,102 for the nine months ended September 30, 2007.

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

Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $15,000 in operating costs over the next three months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Liquidity and Capital Resources

As of September 30, 2008, we had cash or cash equivalents of $82,732 compared to cash or cash equivalents of $128,119 at September 30, 2007.

Net cash used for operating activities was $29,932 for the nine months ended September 30, 2008, compared to net cash used for operating activities of $12,384 for the period ended September 30, 2007.

Cash flows used for or provided by investing activities were $-0-for both periods.

Cash used for or provided by financing activities was $-0-  for the nine months ended September 30, 2008, compared to cash provided by financing activities of $109,330 for the period ended September 30, 2007. These activities were all related to our recent public offering.

Over the next three months we do not expect to incur any material capital costs.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $16,000 in sales per month to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $15,000 in operating costs over the next three months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the periods ended September 30, 2008. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

We had a net loss of $8,000 on revenues of $33,295 for the three months ended September 30, 2008, compared to a net loss of $10,136 on revenues of $31,615 for the three months ended September 30, 2007. We had a net loss of $43,697 on revenues of $153,671 for the nine months ended September 30, 2008, compared to a net loss of $25,102 on revenues of $62,584 for the nine months ended September 30, 2007.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

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

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $15,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $200,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. . We cannot assure that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of September 30, 2008, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at November 1, 2008. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on NOVEMBER 13, 2008.

Art Design, Inc.
By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer