Form 10-K
period 2008-12-31
Art Design, Inc.
filed 2009-03-27
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 25, 2009, was 10,820,600.

FORM 10-K
Art Design, Inc.

INDEX

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

General

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
We issued a total of 2,000,000 shares to us. This company has been incorporated to represent artists and other creative individuals in the interior design business. We are currently in the process of spinning off  this subsidiary to our shareholders.

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

Our top client in fiscal year 2008 accounted for approximately 95 % of our revenues. In fiscal year 2007 our four top clients accounted for approximately 61% of our revenues. We plan to particularly focus on this aspect of our business in the next twelve months.

Backlog

At December 31, 2008, we had no backlogs.

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

Item 1A. RISK FACTORS.

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

Risks Associated With our Company

We have had a history of losses and may not be able to develop profitability.

We had a net loss of $53,993 on revenues of $153,164 for the fiscal year ended December 31, 2008, compared to a net loss of $31,854 on revenues of $80,265 for the fiscal year ended December 31, 2007.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will purchase our products and use our services; and

•	our ability to generate substantial revenues.

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

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our top client in fiscal year 2008 accounted for approximately 95 % of our revenues. In fiscal year 2007 our four top clients accounted for approximately 61% of our revenues. We could be severally impacted by the loss of any of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

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

As of December 31, 2008, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Risks Associated With our Securities.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may now be sold into the market subject to volume and manner of sale limitations under Rule 144. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at March 25, 2009. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 25, 2009, we had a total of 10,820,600 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

Market Information

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2008. We began trading in January, 2008.

	Closing Bid Price
2008	High	Low
First Quarter	$.25	$.05
Second Quarter	$.25	$.05
Third Quarter	$.25	$.05
Fourth Quarter	$.25	$.05

Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol ATDN. The bid quotation for our common stock as of March 24, 2009 was $.10.

Dividend Policy

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

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

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year, including the fiscal year ended December 31, 2008.

We have had declining revenues for some reporting periods but had an increase in revenues for the fiscal year ended December 31, 2008. The changes in revenues from year to year have been a direct result of our marketing efforts, or lack thereof, and the number of clients and projects we generate.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

Comparing our operations, we had sales-net of returns of $153,164 for the twelve months ended December 31, 2008. This compares with sales-net of returns of $80,265 for the twelve months ended December 31, 2007. We had an increase in the number of projects, which was the basis for our increase in sales.

Our costs of goods for the twelve months ended December 31, 2008 was $150,042, or approximately 97.9% of sales-net of returns. Our costs of goods for the fiscal year ended December 31, 2007 was $57,932, or approximately 72.2% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the twelve months ended December 31, 2008 was $3,122. This compares with gross profit for the fiscal year ended December 31, 2007 was $22,333. Our higher percentage in cost of goods resulted in a lower percentage gross profit for 2008, compared to 2007.

To the extent that we market more products and fewer consulting services in connection with our sales, our cost of goods is a much larger factor, which tends to reduce our gross profitability. We make a higher gross profit from our consulting services than from our product sales. In addition, some product sales have higher profit margins. Our lower gross profit in 2008 is a reflection of both lower profit margins on product and fewer consulting services as a part of overall sales.

Operating expenses, which includes depreciation and general and administrative expenses for the twelve months ended December 31, 2008 was $57,115. This compares to operating expenses for the twelve months ended December 31, 2007 of $54,187. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

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

We had a net loss of $53,993 for the twelve months ended December 31, 2008. This compares with a net loss of $31,854 for the fiscal year ended December 31, 2007.

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

As of December 31, 2008, we had cash or cash equivalents of $80,390, compared to $112,664 as of December 31, 2007.

Net cash used for operating activities was $32,274 for the period ended December 31, 2008, compared to $27,839  for the period ended December 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used by investing activities were $-0-for the period ended December 31, 2008 and 2007.

Cash flows provided by financing activities accounted for $-0- for the period ended December 31, 2008 compared to $109,330 for the period ended December 31, 2007. These cash flows were all related to sales of stock and deferred offering costs for both periods.

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

Plan of Operation

Our plan for the next twelve months is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ART DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2007 and 2008

ART DESIGN, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	22

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	23
Consolidated statements of operations	24
Consolidated statements of stockholders’ equity	25
Consolidated statements of cash flows	26
Notes to consolidated financial statements	28

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Design, Inc.
Englewood, Colorado

I have audited the accompanying consolidated balance sheets of Art Design, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material  respects, the consolidated financial position of Art Design, Inc. as of December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                             /s/   Ronald R. Chadwick, P.C.
March 24, 2009                                                                                                RONALD R. CHADWICK, P.C.

ART DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2008

ASSETS

Current assets
Cash	$112,664	$80,390
Accounts receivable	19,230	223
Total current assets	131,894	80,613

Accounts receivable - related party	7,290
Fixed assets	13,269	13,269
Less accumulated depreciation	(11,234)	(11,654)
Other assets	2,759	-
	12,084	1,615

Total Assets	$143,978	$82,228

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$984	$-
Accounts payable - related party	29,135	309
Note payable - related party	34,201	34,201
Total current liabilties	64,320	34,510

Total Liabilities	64,320	34,510

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	163,165	185,218
Accumulated deficit	(94,328)	(148,321)

Total Stockholders' Equity	79,658	47,718

Total Liabilities and Stockholders' Equity	$143,978	$82,228

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Sales - net of returns	$80,265	$153,164
Cost of goods sold	57,932	150,042

Gross profit	22,333	3,122

Operating expenses:
Amortization & depreciation	1,776	420
General and administrative	52,411	56,695
	54,187	57,115

Gain (loss) from operations	(31,854)	(53,993)

Other income (expense):
	-	-
	-	-

Income (loss) before
provision for income taxes	(31,854)	(53,993)

Provision for income tax	-	-

Net income (loss)	$(31,854)	$(53,993)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	10,603,683	10,603,683

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2006	10,300,000	$10,300	$72,899	$(62,474)	$20,725

Issuance of stock for cash - net					-
of deferred offering costs of
$24,543 in 2006 and $20,820
in 2007 - $45,363 total	520,600	521	84,266		84,787

Donated services - officer			6,000		6,000

Gain (loss) for the period				(31,854)	(31,854)

Balances at December 31, 2007	10,820,600	$10,821	$163,165	$(94,328)	$79,658

Related party debt relief			16,646		16,646

Donated services - officer			2,000		2,000

Warrant issuances - subsidiary			3,407		3,407

Gain (loss) for the period				(53,993)	(53,993)

Balances at December 31, 2008	10,820,600	$10,821	$185,218	$(148,321)	$47,718

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(31,854)	$(53,993)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	1,776	420
Donated services	6,000	5,407
Accounts receivable	(10,950)	26,297
Accrued payables - related party	8,964	(12,489)
Accrued payables	984	(675)
Other assets	(2,759)	2,759
Net cash provided by (used for)
operating activities	(27,839)	(32,274)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Financing Activities:
Deferred offering costs	(20,820)	-
Issuance of common stock	130,150	-
Net cash provided by (used for)
financing activities	109,330	-

Net Increase (Decrease) In Cash	81,491	(32,274)

Cash At The Beginning Of The Period	31,173	112,664

Cash At The End Of The Period	$112,664	$80,390

Schedule of Non-Cash Investing and Financing Activities

In 2008 a Company officer donated $16,646 in receivables and $2,000 in services to Company capital.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2007 and 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms, generally when ordered products are shipped, and any corresponding consulting and design services have been rendered.

ART DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Advertising costs

Advertising costs are expensed as incurred. The Company had no advertising costs in 2007 or 2008.

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

ART DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2007 and 2008.

The Company purchases materials from and pays occasional operating expenses to a  company related through common control. Cost of goods sold incurred from the related company was $45,985 and $150,042 in 2007 and 2008. The Company had related party payables at December 31, 2007 and 2008 of $29,135 and $309 for materials, services and rent advanced to the Company.

The Company also recorded compensation expense of $500 per month in 2007 for administrative and management services donated to the Company by an officer. Total donated services compensation expense for 2007 was $6,000.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2007 and 2008 the Company had net operating loss carryforwards of approximately $21,000 and $71,000 which begin to expire in 2026. The deferred tax asset of $4,200 and $14,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $4,000 and $10,000.

ART DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:
	2007	2008

Furniture & Fixtures	$2,560	$2,560
Computers	6,511	6,511
Leasehold Improvements	4,198	4,198
	13,269	13,269
Less accumulated depreciation	(11,234)	(11,654)
Total	$2,035	$1,615

Depreciation expense in 2007 and 2008 was $1,776 and $420.

NOTE 5. OTHER MATTERS

During 2008 the Company’s subsidiary Art Dimensions, Inc., granted 350,000 common stock warrants to two entities including 300,000 to a related party, allowing the holder to purchase one share of common stock of Art Dimensions, Inc. per warrant, exercisable immediately at a price of $0.001 per share with the warrant terms expiring in 2013. As of December 31, 2008 all of these warrants remained outstanding. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.52%, dividend yield of 0%, expected life of 5 years, volatility of 142%. The Company recorded total compensation expense under the warrant issuances of $3,407 in 2008. Art Design, Inc. has filed a registration statement with the SEC to spin-off Art Dimensions, Inc. as an independent entity.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we initially concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.  Subsequently, we received comment from the SEC which has led us to conclude that our failure to provide our report on internal control over financial reporting meant that our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective as December 31, 2008. We have implemented procedures to correct this situation in the future.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

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

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held with us as of March 25, 2009 are as follows:

Name and Address	Age	Position(s)

Kathy Sheehan 3636 S. Jason Englewood, Colorado 80113	47	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director

Todd Sheehan 3636 S. Jason Englewood, Colorado 80113	54	Secretary and Director

Rebecca Gregarek 3636 S. Jason Englewood, Colorado 80113	54	Director

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

Item 11. EXECUTIVE COMPENSATION.

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years. The Company recorded compensation expense of $500 per month in 2007 and 2008 for administrative and management services donated to the Company by Kathy Sheehan. Total donated services compensation expense for 2007 and 2008 was $6,000 each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 25, 2009, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 10,820,600 shares issued and outstanding as of March 25, 2009. The following table reflects our stock ownership as of that date. For the purposes of this table, we have used 10,820,600 shares as our total issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has a note payable to Mr. Todd Sheehan. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2007 and 2008.

The Company purchases materials from and pays occasional operating expenses to Accessory Warehouse, Inc., a company controlled by Mr. and Mrs. Sheehan. Cost of goods sold incurred from Accessory Warehouse, Inc. was $45,985 and $150,042 in 2007 and 2008, respectively. The Company had related party payables at December 31, 2007 and 2008 of $29,135 and $309, for materials, services and rent advanced to the Company.

The Company also recorded compensation expense of $500 per month in 2007 for administrative and management services donated to the Company by Mrs. Sheehan. Total donated services compensation expense for 2007 was $6,000.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $8,700 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $4,500 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009.

Art Design, Inc.
By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Date: March 27, 2009	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Executive and Financial Officer

Date: March 27, 2009	By:	/s/ Todd Sheehan
Todd Sheehan
Director and Secretary

Date: March 27, 2009	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director