Form 10-Q
period 2009-06-30
Art Design, Inc.
filed 2009-08-14
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

 The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 1, 2009, was 10,820,600.

FORM 10-Q

Art Design, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc. and its subsidiary, Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2009

Art Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

ART DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		June 30, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$80,390	$66,755
Accounts receivable	223	59,973
Total current assets	80,613	126,728

Accounts receivable - related party
Fixed assets	13,269	13,269
Less accumulated depreciation	(11,654)	(11,864)
Other assets	-	-
	1,615	1,405

Total Assets	$82,228	$128,133

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$-
Accounts payable - related party	309	60,059
Note payable - related party	34,201	34,201
Total current liabilties	34,510	94,260

Total Liabilities	34,510	94,260

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(148,321)	(162,166)

Total Stockholders' Equity	47,718	33,873

Total Liabilities and Stockholders' Equity	$82,228	$128,133

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Sales - net of returns	$59,609	$59,750	$65,303	$59,750
Cost of goods sold	59,145	59,750	63,533	59,750

Gross profit	464	-	1,770	-

Operating expenses:
Amortization & depreciation	27	105	54	210
General and administrative	11,046	5,125	33,538	13,635
	11,073	5,230	33,592	13,845

Gain (loss) from operations	(10,609)	(5,230)	(31,822)	(13,845)

Other income (expense):
Interest expense	-	-	-	-
	-	-	-	-

Income (loss) before
provision for income taxes	(10,609)	(5,230)	(31,822)	(13,845)

Provision for income tax	-	-	-	-

Net income (loss)	$(10,609)	$(5,230)	$(31,822)	$(13,845)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,473,533	10,820,600	10,386,767	10,820,600

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(31,822)	$(13,845)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	54	210
Accounts receivable	23,596	(59,750)
Accrued payables - related party	(12,489)	59,750
Accured payables	(284)
Other assets	(1,666)	-

Net cash provided by (used for)
operating activities	(22,611)	(13,635)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(22,611)	(13,635)

Cash At The Beginning Of The Period	112,664	80,390

Cash At The End Of The Period	$90,053	$66,755

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

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

Results of Operations

The following discussion involves our results of operations for the three months and six months ending June 30, 2009 and June 30, 2008.

We had sales-net of returns of $59,750 for the three months ended June 30, 2009. This compares with sales-net of returns of $59,609 for the three months ended June 30, 2008.

Our costs of goods for the three months ended June 30, 2009 was $59,750, or 100% of sales-net of returns. Our costs of goods for the three months ended June 30, 2008 was $59,145, or approximately 99% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2009 was $-0-. This compares with gross profit for the three months ended June 30, 2008 of $464. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2009 was $5,230. This compares to operating expenses for the three months ended June 30, 2008 of $11,073. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $5,230 for the three months ended June 30, 2009. This compares with a net loss of $10,609  for the three months ended June 30, 2008.

Comparing our operations for the six months ended June 30, 2009, we had sales-net of returns of $59,750. This compares with sales-net of returns of $65,303 for the six months ended June 30, 2008.

Our costs of goods for the six months ended June 30, 2009 was $9,750 or 100% of sales-net of returns. Our costs of goods for the six months ended June 30, 2008 was $63,533 or approximately 97.3% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the six months ended June 30, 2009 was $-0-. This compares with gross profit for the six months ended June 30, 2008 of was $1,770. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the six months ended June 30, 2009 was $13,845. This compares to operating expenses for the six months ended June 30, 2008 of $33,592. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $13,845 for the six months ended June 30, 2009. This compares with a net loss of $31,822 for the six months ended June 30, 2008.

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

As of June 30, 2009, we had cash or cash equivalents of $66,755 compared to cash or cash equivalents of $90,053 at June 30, 2008.

Net cash used for operating activities was $13,635 for the six months ended June 30, 2009, compared to net cash used for operating activities of $22,611 for the period ended June 30, 2008.

Cash used or provided by financing activities were $-0-for both periods.

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

Other than the shares offered by our last public offering, no other source of capital has been identified or sought.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the periods ended June 30, 2009. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

For the fiscal year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate clients who will purchase our products and use our services; and

*	our ability to generate significant revenues.

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

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our two top clients in fiscal year 2008 accounted for approximately 62 % of our revenues, in fiscal year 2007 accounted for approximately 52 % of our revenues. We could be severally impacted by the loss of one or both of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

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

As of June 30, 2009, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at August 1, 2009. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

-

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2009.

Art Design, Inc.
Date: August 14, 2009	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer