Form 10-Q/A
period 2009-06-30
Art Design, Inc.
filed 2009-10-23
CIK 1368637

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

 The number of shares outstanding of the registrant's common stock, as of the latest practicable date,  October 22 , 2009, was 10,820,600.

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

Our costs of goods for the three months ended June 30, 2009 was $59,750, or 100% of sales-net of returns. Our costs of goods for the three months ended June 30, 2008 was $59,145, or approximately 99% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. The difference in our costs of goods sold reflects the impact of our consulting services, compared with sales of products. To the extent that we sell more goods and fewer consulting services, our costs of goods is higher.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2009 was $-0-. This compares with gross profit for the three months ended June 30, 2008 of $464. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2009 was $5,230. This compares to operating expenses for the three months ended June 30, 2008 of $11,073. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses. In 2009, we eliminated a large portion of our casual labor costs, so our salaries were lower. This resulted in lower operating costs in 2009 compared to 2008.

We had a net loss of $5,230 for the three months ended June 30, 2009. This compares with a net loss of $10,609  for the three months ended June 30, 2008.

Comparing our operations for the six months ended June 30, 2009, we had sales-net of returns of $59,750. This compares with sales-net of returns of $65,303 for the six months ended June 30, 2008.

Our costs of goods for the six months ended June 30, 2009 was $9,750 or 100% of sales-net of returns. Our costs of goods for the six months ended June 30, 2008 was $63,533 or approximately 97.3% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. The difference in our costs of goods sold reflects the impact of our consulting services, compared with sales of products. To the extent that we sell more goods and fewer consulting services, our costs of goods is higher.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the six months ended June 30, 2009 was $-0-. This compares with gross profit for the six months ended June 30, 2008 of was $1,770. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the six months ended June 30, 2009 was $13,845. This compares to operating expenses for the six months ended June 30, 2008 of $33,592. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses. In 2009, we eliminated a large portion of our casual labor costs, so our salaries were lower. This resulted in lower operating costs in 2009 compared to 2008.

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

Other than the shares offered by our 2007 last public offering, no other source of capital has been identified or sought.

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

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately  $12,500 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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