Form 10-Q
period 2009-09-30
Art Design, Inc.
filed 2009-11-16
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2009, was 10,820,600.

FORM 10-Q

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc. and its subsidiary, Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS

Consolidated balance sheets	1
Consolidated statemes of operations	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

ART DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Setp. 30, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$80,390	$61,123
Accounts receivable	223	59,973
Total current assets	80,613	121,096

Accounts receivable - related party
Fixed assets	13,269	13,269
Less accumulated depreciation	(11,654)	(11,969)
Other assets	-	-
	1,615	1,300

Total Assets	$82,228	$122,396

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$-
Accounts payable - related party	309	60,059
Note payable - related party	34,201	34,201
Total current liabilties	34,510	94,260

Total Liabilities	34,510	94,260

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(148,321)	(167,903)

Total Stockholders' Equity	47,718	28,136

Total Liabilities and Stockholders' Equity	$82,228	$122,396

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

Sales - net of returns	$33,295	$-	$153,671	$59,750
Cost of goods sold	31,442	-	148,475	59,750

Gross profit	1,853	-	5,196	-

Operating expenses:
Amortization & depreciation	27	105	81	315
General and administrative	9,826	5,632	48,812	19,267
	9,853	5,737	48,893	19,582

Gain (loss) from operations	(8,000)	(5,737)	(43,697)	(19,582)

Other income (expense):
Interest expense	-	-	-	-
	-	-	-	-

Income (loss) before
provision for income taxes	(8,000)	(5,737)	(43,697)	(19,582)

Provision for income tax	-	-	-	-

Net income (loss)	$(8,000)	$(5,737)	$(43,697)	$(19,582)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600	10,820,600	10,820,600

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(43,697)	$(19,582)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	81	315
Accounts receivable	(13,093)	(59,750)
Accrued payables - related party	21,953	-
Accured payables	1,083
Compensatory equity issuances	5,407	59,750
Other assets	(1,666)	-

Net cash provided by (used for)
operating activities	(29,932)	(19,267)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Financing Activities:
Issuance of common stock
	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(29,932)	(19,267)

Cash At The Beginning Of The Period	112,664	80,390

Cash At The End Of The Period	$82,732	$61,123

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the three months and nine months ending September 30, 2009 and September 30, 2008.

We had sales-net of returns of $-0- for the three months ended September 30, 2009. This compares with sales-net of returns of $33,295 for the three months ended September 30, 2008.

Our costs of goods for the three months ended September 30, 2009 was $-0-. Our costs of goods for the three months ended September 30, 2008 was $31,442, or approximately 94.4% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended September 30, 2009 was $-0-. This compares with gross profit for the three months ended September 30, 2008 of $1,853.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended September 30, 2009 was $5,737. This compares to operating expenses for the three months ended September 30, 2008 of $9,853. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses. In 2009, we eliminated a large portion of our casual labor costs, so our salaries were lower. This resulted in lower operating costs in 2009 compared to 2008.

We had a net loss of $5,737 for the three months ended September 30, 2009. This compares with a net loss of $8,000 for the three months ended September 30, 2008.

Comparing our operations for the nine months ended September 30, 2009, we had sales-net of returns of
$59,750.  This compares with sales-net of returns of $153,671 for the nine months ended September 30, 2008.

Our costs of goods for the nine months ended September 30, 2009 was $59,750 or 100% of sales-net of returns. Our costs of goods for the nine months ended September 30, 2008 was $148,475 or approximately 96.6% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. The difference in our costs of goods sold reflects the impact of our consulting services, compared with sales of products. To the extent that we sell more goods and fewer consulting services, our costs of goods is higher.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the nine months ended September 30, 2009 was $-0- . This compares with gross profit for the nine months ended September 30, 2008 of was $5,196. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the nine months ended September 30, 2009 was $19,582. This compares to operating expenses for the nine months ended September 30, 2008 of $48,893. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses. In 2009, we eliminated a large portion of our casual labor costs, so our salaries were lower. This resulted in lower operating costs in 2009 compared to 2008.

We had a net loss of $19,582 for the nine months ended September 30, 2009. This compares with a net loss of $43,697 for the nine months ended September 30, 2008.

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

As of September 30, 2009, we had cash or cash equivalents of $61,123 compared to cash or cash equivalents of $82,732 at September 30, 2008.

Net cash used for operating activities was $19,267 for the nine months ended September 30, 2009, compared to net cash used for operating activities of $29,932 for the period ended September 30, 2008.

Cash flows used for or provided by investing activities were $-0-for both periods.

Cash used for or provided by financing activities $-0-for both periods.

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

Our principle source of liquidity is our operations. Our variation in revenues is based upon the level of our sales activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. The slow down in the Denver and the U.S. economy has not significantly decreased our interior design work. However, our revenues have not grown, which we attribute to the slowdown in the Denver and the U.S. economy. We believe that as the Denver and the U.S. economy recover, we will have the opportunity to develop greater revenues, such that we can operate at a break even or even a profit. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the interior design projects and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful

Plan of Operation

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history from 2007, that we must generate a gross profit on our revenue of approximately $50,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the periods ended September 30, 2009. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. . To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history from 2007, that we must generate a gross profit on our revenue of approximately $50,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. . We cannot assure that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of September 30, 2009, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at November 1, 2009. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2009.

Art Design, Inc.
Date: November 16, 2009	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer