Form 10-Q/A
period 2009-03-31
Art Design, Inc.
filed 2009-11-19
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

 The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 18, 2009, was 10,820,600.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 19 , 2009.

Art Design, Inc.
By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer