Form 10-K
period 2009-12-31
Art Design, Inc.
filed 2010-03-31
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2,344,000.

FORM 10-K
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

We had one wholly-owned subsidiary, Art Dimensions, Inc., which we incorporated in January, 2008.
We issued a total of 2,000,000 shares to us. This company has been incorporated to represent artists and other creative individuals in the interior design business. We spun off  this subsidiary to our shareholders at the end of December, 2009.

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

Our top client in fiscal year 2009 accounted for approximately 95 % of our revenues. In fiscal year 2008 our four top clients accounted for approximately 95% of our revenues. We plan to particularly focus on this aspect of our business in the next twelve months.

Backlog

At December 31, 2009, we had no backlogs.

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

We had a net loss of $29,762 on revenues of $-0- for the fiscal year ended December 31, 2009, compared to a net loss of $53,993 on revenues of $65,303 for the fiscal year ended December 31, 2008.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our top client in fiscal year 2009 accounted for approximately 95 % of our revenues. In fiscal year 2008 our four top clients accounted for approximately 95% of our revenues. We could be severally impacted by the loss of any of them. As long as we rely upon a few clients for a majority of our sales, we could be subject to uncertain revenue results, if we lose a major client. We cannot assure you that these clients, or any of our clients, will continue to purchase our products in significant volume, or at all.

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

As of December 31, 2009, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Because our stock is traded on the Over-the-Counter Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Over-the-Counter Bulletin Board under the trading symbol ATDN. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board.  Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own various items of office equipment. We rent office and production space under a verbal month to month lease at a cost of $500 per month from Accessory Warehouse, an entity owned by Kathy and Todd Sheehan, who are our principal shareholders. This office and production space is located at 3636 S. Jason Street, Englewood, Colorado 80113. We currently carry no inventory and have no other property. We own no real estate nor have plans to acquire any real estate.

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

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of January 1, 2010, we had a total of 10,820,600 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

Market Information

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2009 and 2008. We began trading in January, 2008.

	Closing Bid Price
2009	High	Low
First Quarter	$.25	$.15
Second Quarter	$.25	$.15
Third Quarter	$1.01	$.15
Fourth Quarter	$1.01	$.15

2008	High	Low
First Quarter	$.25	$.05
Second Quarter	$.25	$.05
Third Quarter	$.25	$.05
Fourth Quarter	$.25	$.05

Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol ATDN. The bid quotation for our common stock as of March 8, 2010 was $1.10.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2009, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Results of Operations

We have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year, including the fiscal year ended December 31, 2009.

We have had declining revenues during the last two fiscal years. The changes in revenues from year to year have been a direct result of our marketing efforts, or lack thereof, and the number of clients and projects we generate.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

Comparing our operations, we had sales-net of returns of $-0- for the twelve months ended December 31, 2009. This compares with sales-net of returns of $65,303 for the twelve months ended December 31, 2008. We had no projects, which was the basis for our lack of sales.

Our costs of goods for the twelve months ended December 31, 2009 was $-0-. Our costs of goods for the fiscal year ended December 31, 2008 was $65,100. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the twelve months ended December 31, 2009 was $-0- .. This compares with gross profit for the fiscal year ended December 31, 2008 was $203.

To the extent that we market more products and fewer consulting services in connection with our sales, our cost of goods is a much larger factor, which tends to reduce our gross profitability. We make a higher gross profit from our consulting services than from our product sales. In addition, some product sales have higher profit margins.

Operating expenses, which includes depreciation and general and administrative expenses for the twelve months ended December 31, 2009 was $22,486. This compares to operating expenses for the twelve months ended December 31, 2008 of $47,404. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

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

We had a net loss of $29,762 for the twelve months ended December 31, 2009. This compares with a net loss of $53,993 for the fiscal year ended December 31, 2008.

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

As of December 31, 2009, we had cash or cash equivalents of $50,962, compared to $80,390 as of December 31, 2008.

Net cash used for operating activities was $29,428 for the period ended December 31, 2009, compared to $32,274 for the period ended December 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used or provided by investing activities were $-0-for the period ended December 31, 2009 and 2008.

Cash flows used or provided by financing activities accounted for $-0- for the period ended December 31, 2009 compared to $-0- for the period ended December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2009 and 2008

ART DESIGN, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	21

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	22
Consolidated statements of operations	23
Consolidated statements of stockholders’ equity	24
Consolidated statements of cash flows	25
Notes to consolidated financial statements	27

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Design, Inc.
Englewood, Colorado

I have audited the accompanying balance sheets of Art Design, Inc. as of December 31, 2008 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the  financial position of Art Design, Inc. as of December 31, 2008 and 2009, and the  results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 27, 2010	RONALD R. CHADWICK, P.C.

ART DESIGN, INC.
BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009

ASSETS

Current assets
Cash	$80,390	$50,962
Accounts receivable	223	-
Total current assets	80,613	50,962

Accounts receivable - related party
Fixed assets	13,269	13,269
Less accumulated depreciation	(11,654)	(12,074)
	1,615	1,195

Total Assets	$82,228	$52,157

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$309	$-
Note payable - related party	34,201	34,201
Total current liabilties	34,510	34,201

Total Liabilities	34,510	34,201

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(148,321)	(178,083)

Total Stockholders' Equity	47,718	17,956

Total Liabilities and Stockholders' Equity	$82,228	$52,157

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Sales - net of returns	$65,303	$-
Cost of goods sold	65,100

Gross profit	203	-

Operating expenses:
Amortization & depreciation	420	420
General and administrative	47,187	22,066
	47,607	22,486

Gain (loss) from operations	(47,404)	(22,486)

Other income (expense):
	-	-
	-	-

Income (loss) from continuing operations
before provision for income taxes	(47,404)	(22,486)

Provision for income tax	-	-

Income (loss) from continuing operations	(47,404)	(22,486)

Discontinued operations:
Income (loss) from discontinued operations
(including loss on disposal of $1,365) -
net of tax	(6,589)	(7,276)

Net income (loss)	$(53,993)	$(29,762)

Net income (loss) per share
(Basic and fully diluted):
Continuing operations	$(0)	$(0)
Discontinued operations	(0)	(0)
Total operations	$(0)	$(0)

Weighted average number of
common shares outstanding	10,603,683	10,820,600

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2007	10,820,600	$10,821	$163,165	$(94,328)	$79,658

Related party debt relief			16,646		16,646

Donated services - officer			2,000		2,000

Warrant issuances - subsidiary			3,407		3,407

Net income (loss) for the year				(53,993)	(53,993)

Balances at December 31, 2008	10,820,600	$10,821	$185,218	$(148,321)	$47,718

Net income (loss) for the year				(29,762)	(29,762)

Balances at December 31, 2009	10,820,600	$10,821	$185,218	$(178,083)	$17,956

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(53,993)	$(29,762)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	420	420
Accounts receivable	26,297	223
Accrued payables - related party	(12,489)
Accrued payables	2,605	453
Other assets	2,759
Discontinued operations	2,127	(762)
Net cash provided by (used for)
operating activities	(32,274)	(29,428)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(32,274)	(29,428)

Cash At The Beginning Of The Period	112,664	80,390

Cash At The End Of The Period	$80,390	$50,962

Schedule of Non-Cash Investing and Financing Activities

In 2008 a Company officer donated $16,646 in receivables and $2,000 in services to Company capital.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2008 and 2009 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms, generally when ordered products are shipped, and any corresponding consulting and design services have been rendered.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Advertising costs

Advertising costs are expensed as incurred. The Company had no advertising costs in 2008 or 2009.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2008 and 2009.

The Company purchases materials from and pays occasional operating expenses to a company related through common control. Cost of goods sold incurred from the related company was $150,042 (including $84,942 from discontinued operations) and $119,682 (all from discontinued operations) in 2008 and 2009.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2008 and 2009, after the spin off of its subsidiary the Company had net operating loss carryforwards of approximately $65,000 and $88,000 which begin to expire in 2026. The deferred tax asset of $13,000 and $18,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $8,900 and $5,000.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2008	2008

Furniture & Fixtures	$2,560	$2,560
Computers	6,511	6,511
Leasehold Improvements	4,198	4,198
	13,269	13,269
Less accumulated depreciation	(11,654)	(12,074)
Total	$1,615	$1,195

Depreciation expense in 2008 and 2009 was $420 each year.

NOTE 5. WARRANT ISSUANCE – FORMER SUBSIDIARY

During 2008 the Company’s former subsidiary Art Dimensions, Inc., granted 350,000 common stock warrants to two entities including 300,000 to a related party, allowing the holder to purchase one share of common stock of Art Dimensions, Inc. per warrant, exercisable immediately at a price of $0.001 per share with the warrant terms expiring in 2013. As of December 31, 2008 all of these warrants remained outstanding. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.52%, dividend yield of 0%, expected life of 5 years, volatility of 142%. The Company recorded total compensation expense under the warrant issuances of $3,407 in 2008.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 6. SPIN OFF TRANSACTION

Effective December 17, 2009 the Company’s subsidiary Art Dimensions, Inc. was spun off from Art Design, Inc. The Company returned to Art Dimensions, Inc. the 2,000,000 common shares of Art Dimensions, Inc. held by Art Design, Inc., and Art Dimensions, Inc. then distributed to each Art Design, Inc. shareholder one common share of Art Dimensions, Inc. for each ten shares of Art Design, Inc. held by the shareholder. This resulted in a distribution of 1,082,060 Art Dimensions, Inc. common shares, after which Art Dimensions, Inc. was no longer a subsidiary of Art Design, Inc. The accompanying balance sheet at December 31, 2008 represents the consolidated financial position of both companies, with all intercompany accounts eliminated. The 2009 balance sheet is that of Art Design, Inc. subsequent to spinning off Art Dimensions, Inc. The results of operations and cash flows of Art Dimensions, Inc. for 2008 and 2009 are reported on the statements of operations and cash flows as discontinued operations.

NOTE 7. GOING CONCERN

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR).

Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of December 31, 2009, we did maintain effective control over the financial reporting process.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held with us as of January 1, 2010 are as follows:

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

Code of Ethics

Our board of directors has adopted a code of ethics. This code of ethics applies to our principal executive, financial, and accounting officer. We will provide a copy of our code of ethics to any person, free of charge, upon request. Such request should be made by contacting us at our principal executive office, 3636 S. Jason Street, Englewood, Colorado 80113. Our phone number at our headquarters is (303) 781-7280.

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

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnificationis against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 11. EXECUTIVE COMPENSATION.

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years. The Company recorded compensation expense of $500 per month in 2009 and 2008 for administrative and management services donated to the Company by Kathy Sheehan. Total donated services compensation expense for 2009 and 2008 was $6,000 each year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 1, 2010, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 10,820,600 shares issued and outstanding as of January 1, 2010. The following table reflects our stock ownership as of that date. For the purposes of this table, we have used 10,820,600 shares as our total issued and outstanding.

Name and Address Beneficial Owner	No. of Common Shares	Percentage of Ownership (1)

Kathy Sheehan (2)	5,150,000	47.6%
3636 S. Jason
Englewood, Colorado 80113

Todd Sheehan(2)	5,150,000	47.6%
3636 S. Jason
Englewood, Colorado 80113

Rebecca Gregarek (3)	3,350,000	30.9%
3636 S. Jason
Englewood, Colorado 80113

All Officers and Directors as a Group (three persons)	8,500,000	78.5%
____________

(1)	All shares of owned beneficially or of record.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have a note payable to Mr. Todd Sheehan. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2009 and 2008, respectively.

We purchase materials from and pay occasional operating expenses to Accessory Warehouse, Inc., a company controlled by Mr. and Mrs. Sheehan. Cost of goods sold incurred from Accessory Warehouse, Inc. was $119,682 and $150,042 in 2009 and 2008, respectively. The Company had related party payables at December 31, 2009 and 2008 of $-0- and $309, for materials, services and rent advanced to the Company.

The Company also recorded compensation expense of $500 per month in 2009 and 2008 for administrative and management services donated to the Company by Mrs. Sheehan. Total donated services compensation expense for 2009 and 2008 was $6,000.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $8,500 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $8,700 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
10.1**	Promissory Note dated December 31, 2004 with Mr. Todd Sheehan
14**	Code of Business Ethics
14.1***	Revised Code of Business Ethics
21.1**	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, July 25, 2007.
** Previously filed with amended Form 10-K, October 23, 2009.
*** Previously filed with amended Form 10-K, November 19, 2009.

(b)	Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fourth fiscal year ended December 31. 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: March 31, 2010		Art Design, Inc.
	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2010	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Executive and Financial Officer

Date: March 31, 2010	By:	/s/ Todd Sheehan
Todd Sheehan
Director and Secretary

Date: March 31, 2010	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director