Form 10-Q
period 2010-03-31
Art Design, Inc.
filed 2010-05-11
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 10,820,600.

FORM 10-Q

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

Art Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

ART DESIGN, INC.
BALANCE SHEETS

	Dec. 31, 2009	Mar. 31, 2010 (Unaudited)

ASSETS

Current assets
Cash	$50,962	$39,444
Accounts receivable	-	-
Total current assets	50,962	39,444

Accounts receivable - related party
Fixed assets	13,269	13,269
Less accumulated depreciation	(12,074)	(12,179)
	1,195	1,090

Total Assets	$52,157	$40,534

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$-	$-
Note payable - related party	34,201	34,201
Total current liabilties	34,201	34,201

Total Liabilities	34,201	34,201

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(178,083)	(183,706)

Total Stockholders' Equity	17,956	12,333

Total Liabilities and Stockholders' Equity	$52,157	$46,534

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Sales - net of returns	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Operating expenses:
Amortization & depreciation	105	105
General and administrative	8,510	5,518
	8,615	5,623

Gain (loss) from operations	(8,615)	(5,623)

Other income (expense):

	-	-

Income (loss) before
provision for income taxes	(8,615)	(5,623)

Provision for income tax	-	-

Net income (loss)	$(8,615)	$(5,623)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(8,615)	$(5,623)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	105	105
Accounts receivable	-	(6,000)
Accrued payables - related party	-	-
Unearned revenue	-	-

Net cash provided by (used for)
operating activities	(8,510)	(11,518)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(8,510)	(11,518)

Cash At The Beginning Of The Period	80,390	50,962

Cash At The End Of The Period	$71,880	$39,444

Schedule Of Non-Cash Investing And Financing Activities

In 2007 the Company recorded $16,646 in paid in capital from related party debt relief.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending March 31, 2010 and March 31, 2009.

Comparing our operations, we had $-0- in sales-net of returns for the three months ended March 31, 2010. This compares with $-0- in sales-net of returns for the three months ended March 31, 2009.

Our costs of goods for the three months ended March 31, 2010 was $-0-. Our costs of goods for the three months ended March 31, 2009 was $-0-. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended March 31, 2010 was $-0-. This compares with gross profit for the three months ended March 31, 2009 of $-0-.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended March 31, 2010 was $5,623. This compares to operating expenses for the three months ended March 31, 2009 of $8,615. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $5,623 for the three months ended March 31, 2010. This compares with a net loss of $8,615 for the three months ended March 31, 2009.

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

As of March 31, 2010, we had cash or cash equivalents of $39,444, compared to $71,880 as of March 31, 2009.

Net cash used for operating activities was $11,518 for the period ended March 31, 2010, compared to cash used for operating activities of $8,510 for the period ended March 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the periods ended March 31, 2010. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

For the fiscal year ended December 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our products and use our services; and

●	our ability to generate revenues.

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

As of March 31, 2010, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We believe that we have presented our service and product offering to only a small percentage of the potential market. Currently, we rely primarily on word of mouth from our existing clients and contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. In fiscal year 2009, marketing and advertising expenses were negligible. If we fail to successfully market and promote our business, we could lose current clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could cause our profitability to decline.

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

Our common stock currently has a limited trading market and thereis no guarantee an active trading market will ever develop for our securities.

There is presently a limited trading market for our common stock. We currently in the Over-the-Counter Bulletin Board under the trading symbol ATDN. If an active market never develops for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we our common stock is no longer quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at March 31, 2010. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We made no filing no under cover of Form 8K for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Art Design, Inc.
Date: May 11, 2010	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer