Form 10-Q
period 2010-06-30
Art Design, Inc.
filed 2010-08-11
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2010

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2010, was 10,820,600.

FORM 10-Q

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2010

Art Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	1
Consolidated statements of operations	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

ART DESIGN, INC.
BALANCE SHEETS

	Dec. 31, 2009	June 30, 2010 (Unaudited)

ASSETS

Current assets
Cash	$50,962	$28,831
Accounts receivable	-	11,000
Total current assets	50,962	39,831

Accounts receivable - related party
Fixed assets	13,269	13,269
Less accumulated depreciation	(12,074)	(12,284)
	1,195	985

Total Assets	$52,157	$40,816

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - related party	$-	$-
Note payable - related party	34,201	34,201
Total current liabilties	34,201	34,201

Total Liabilities	34,201	34,201

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(178,083)	(189,424)

Total Stockholders' Equity	17,956	6,615

Total Liabilities and Stockholders' Equity	$52,157	$40,816

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Sales - net of returns	$59,750	$-	$59,750	$-
Cost of goods sold	59,750	-	59,750	-

Gross profit	-	-	-	-

Operating expenses:
Amortization & depreciation	105	105	210	210
General and administrative	5,125	5,613	13,635	11,131
	5,230	5,718	13,845	11,341

Gain (loss) from operations	(5,230)	(5,718)	(13,845)	(11,341)

Other income (expense):
Interest expense	-	-	-	-
	-	-	-	-

Income (loss) before
provision for income taxes	(5,230)	(5,718)	(13,845)	(11,341)

Provision for income tax	-	-	-	-

Net income (loss)	$(5,230)	$(5,718)	$(13,845)	$(11,341)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600	10,820,600	10,820,600

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(13,845)	$(11,341)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	210	210
Accounts receivable	(59,750)	(11,000)
Accrued payables - related party	59,750	-
Other assets	-	-

Net cash provided by (used for)
operating activities	(13,635)	(22,131)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2010

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(13,635)	(22,131)

Cash At The Beginning Of The Period	80,390	50,962

Cash At The End Of The Period	$66,755	$28,831

Schedule Of Non-Cash Investing And Financing Activities

None

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the three months and six months ending June 30, 2010 and June 30, 2009.

We had sales-net of returns of $-0- for the three months ended June 30, 2010. This compares with sales-net of returns of $59,750 for the three months ended June 30, 2009.

Our costs of goods for the three months ended June 30, 2010 was of $-0- . Our costs of goods for the three months ended June 30, 2009 was $59,750, or 100% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2010 was $-0-. This compares with gross profit for the three months ended June 30, 2009 of $-0-. The higher costs of goods sold directly affected our profitability.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2010 was $5,718. This compares to operating expenses for the three months ended June 30, 2009 of $5,230. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $5,718 for the three months ended June 30, 2010. This compares with a net loss of $5,230 for the three months ended June 30, 2009.

Comparing our operations for the six months ended June 30, 2010, we had sales-net of returns of $-0-. This compares with sales-net of returns of $59,750 for the six months ended June 30, 2009.

Our costs of goods for the six months ended June 30, 2010 was $-0-. Our costs of goods for the six months ended June 30, 2009 was $59,750 or 100% of sales-net of returns. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the six months ended June 30, 2010 was $-0-. This compares with gross profit for the six months ended June 30, 2009 of was $-0-.

Operating expenses, which includes depreciation and general and administrative expenses for the six months ended June 30, 2010 was $11,341. This compares to operating expenses for the six months ended June 30, 2009 of $13,845. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $11,341 for the six months ended June 30, 2010. This compares with a net loss of $13,845 for the six months ended June 30, 2009.

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

As of June 30, 2010, we had cash or cash equivalents of $28,831 compared to cash or cash equivalents of $66,755 at June 30, 2009.

Net cash used for operating activities was $22,131 for the six months ended June 30, 2010, compared to net cash used for operating activities of $13,635 for the period ended June 30, 2009.

Cash used or provided by financing activities were $-0-for both periods.

Cash flows used or provided by investing activities were $-0-for both periods.

Over the next three months we do not anticipate any material capital costs to expand our current operations.

We believe that our public offering has provided and will continue to provide sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources will be needed to expand into additional locations, which we have no plans to do at this time.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying unaudited financial statements for the period ended June 30, 2010. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

As of June 30, 2010, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at June 30, 2010. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We made no filing no under cover of Form 8K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Art Design, Inc.
Date: August 11, 2010	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer