Form 10-K
period 2010-12-31
Art Design, Inc.
filed 2011-04-14
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2,164,120.

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

We currently purchase all of our products from Accessory Warehouse. These products are purchased under the same or better terms and conditions which Accessory Warehouse would give to unaffiliated third parties.

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

We face competition from several sources, including the following:

●	design companies selling solely through catalog and online;

●	regional retailers specializing in design;

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

Our top client in fiscal year 2010 accounted for approximately 95 % of our revenues. In fiscal year 2009 our four top clients accounted for approximately 95% of our revenues. We plan to particularly focus on this aspect of our business in the next twelve months.

Backlog

At December 31, 2010, we had no backlogs.

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

We had a net loss of $17,616 on revenues of $-0- for the fiscal year ended December 31, 2010, compared to a net loss of $ 29,762 on revenues of $-0-  for the fiscal year ended December 31, 2009.  We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our stock price may decline, perhaps significantly, and you could lose the value of your investment.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2010 and 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our products and use our services; and

●	our ability to generate substantial revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We currently rely upon one client for a majority of our sales, which means that we could be severally impacted by the loss of the client.

Our revenue projections are subject to greater uncertainty than if we had volume commitments from one or more of our largest clients. Our top client in fiscal year 2010 accounted for approximately 95 % of our revenues. In fiscal year 2009 our top client also accounted for approximately 95% of our revenues. We could be severally impacted by the loss of any of them. As long as we rely upon one client for a majority of our sales, we could be subject to uncertain revenue results, if we lose this major client. We cannot assure you that this client, or any of our clients, will continue to purchase our products in significant volume, or at all.

We may need to raise additional funds, and these funds may not be available when we need them.

Based on our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history from 2007, that we must generate a gross profit on our revenue of approximately $20,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. . We cannot assure that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

As of December 31, 2010, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently own various items of office equipment. We have office and production space located at 3636 S. Jason Street, Englewood, Colorado 80113, which is also the office of our President, for which we pay no rent. We currently carry no inventory and have no other property. We own no real estate nor have plans to acquire any real estate.

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

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of January 1 2011, we had a total of 10,820,600 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

Market Information

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2010 and 2009. We began trading in January, 2008.

	Closing Bid Price
2010	High	Low
First Quarter	$1.00	.15
Second Quarter	$1.00	.15
Third Quarter	$.50	.15
Fourth Quarter	$.50	.15
2009	High	Low
First Quarter	.25	.15
Second Quarter	.25	.15
Third Quarter	1.01	.15
Fourth Quarter	1.01	.15

Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol ATDN. The bid quotation for our common stock as of April 12, 2011 was $0.20.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2010, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Results of Operations

We have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year, including the fiscal year ended December 31, 2010.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

Comparing our operations, we had sales-net of returns of $-0- for the twelve months ended December 31, 2010. This compares with sales-net of returns of $-0- for the twelve months ended December 31, 2009.

Operating expenses, which includes depreciation and general and administrative expenses for the twelve months ended December 31, 2010 was $17,616. This compares to operating expenses for the twelve months ended December 31, 2009 of $22,486. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $17,616 for the twelve months ended December 31, 2010. This compares with a net loss of $22,486 for the fiscal year ended December 31, 2009.

Based upon our current plans, we have adjusted our operating expenses so that cash generated from working capital is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history from 2007,  that we must generate approximately a gross profit on our revenue of approximately $20,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. Historically, this has been our experience. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We have been relying upon the funds from our 2007 public offering to make up for shortfalls in our operations. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Liquidity and Capital Resources

As of December 31, 2010, we had cash or cash equivalents of $18,766, compared to $50,962 as of December 31, 2009.

Net cash used for operating activities was $32,196 for the period ended December 31, 2010, compared to $29,428 for the period ended December 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows used by investing activities were $15,000 and $-0-for the period ended December 31, 2010 and 2009 respectively.

Cash flows provided by financing activities accounted for $-0- for the period ended December 31, 2010 compared to $-0- for the period ended December 31, 2009.

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history from 2007,  that we must generate a gross profit on our revenue of approximately $20,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $20,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2010 and 2009

ART DESIGN, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS	20

CONSOLIDATED FINANCIAL STATEMENTS

Balance sheets	22
Statements of operations	23
Statements of stockholders’ equity	24
Statements of cash flows	25
Notes to financial statements	26

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Design, Inc.
Englewood, Colorado

I have audited the accompanying balance sheet of Art Design, Inc. as of December 31, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Art Design, Inc. as of December 31, 2009, and the  results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 27, 2010	RONALD R. CHADWICK, P.C.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Art Design, Inc.
Englewood, Colorado

We have audited the balance sheet of Art Design Inc. (the “Company”) as of December 31, 2010 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Art Design, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Art Design, Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 13, 2011

ART DESIGN, INC.
BALANCE SHEETS

	Dec. 31, 2010	Dec. 31, 2009

ASSETS

Current assets
Cash	$18,766	$50,962
Other receivable	15,000	-
Total current assets	33,766	50,962

Fixed assets	13,269	13,269
Less accumulated depreciation	(12,494)	(12,074)
Total other assets	775	1,195

Total Assets	$34,541	$52,157

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Note payable - related party	$34,201	$34,201
Total current liabilties	34,201	34,201

Total Liabilities	34,201	34,201

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(195,699)	(178,083)

Total Stockholders' Equity	340	17,956

Total Liabilities and Stockholders' Equity	$34,541	$52,157

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2010	Dec. 31, 2009

Operating expenses:
Depreciation	$420	$420
General and administrative	17,196	22,066
	17,616	22,486

Loss from operations	(17,616)	(22,486)

Loss from continuing operations
before provision for income taxes	(17,616)	(22,486)

Provision for income tax	-	-

Loss from continuing operations	(17,616)	(22,486)

Discontinued operations:
Loss from discontinued operations
(including loss on disposal of $1,365) -
net of tax	-	(7,276)

Net loss	$(17,616)	$(29,762)

Net loss per share
(Basic and fully diluted):
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Total operations	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2008	10,820,600	$10,821	$185,218	$(148,321)	$47,718

Net income (loss) for the year				(29,762)	(29,762)

Balances at December 31, 2009	10,820,600	$10,821	$185,218	$(178,083)	$17,956

Net income (loss) for the year				(17,616)	(17,616)

Balances at December 31, 2010	10,820,600	$10,821	$185,218	$(195,699)	$340

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2010	Dec. 31, 2009

Cash Flows From Operating Activities:
Net loss	$(17,616)	$(29,762)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	420	420
Accounts receivable	-	223
Accrued payables	-	453
Discontinued operations	-	(762)

Net cash used in operating activities	(17,196)	(29,428)

Cash Flows from Investing Activities:
Cash loan to affiliated company	(15,000)	-
Net cash used in investing activities	(15,000)	-

Net Decrease In Cash	(32,196)	(29,428)

Cash At The Beginning Of The Period	50,962	80,390

Cash At The End Of The Period	$18,766	$50,962

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2010

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

Property and equipment

Property and equipment are recorded at cost and depreciated using the stright-line method over each item's estimated useful life.

Income tax

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, ASC 740 - “Accounting for Income Taxes” (“ASC 740”). This standard requires the use of an asset and liability approach for financial accounting for and reporting of income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and other dilutive instruments are not included in the computation if the effect would be anti-dilutive. As of and for the year ended December 31, 2010 and 2009, there were no potentially dilutive instruments outstanding.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, other receivables, and related party notes payable. Management believes that the recorded values of our other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

In accordance with ASC 350, the Company reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Recently Issued Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2010 and 2009.

The Company has a receivable from an company affiliated through common control. The receivable balance was $15,000 at December 31, 2010. The loan does not bear interest and is payable upon demand.

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2010 and 2009, after the spinoff of its subsidiary the Company had net operating loss carryforwards of approximately $106,000 and $88,000 which begin to expire in 2026. The deferred tax asset of $36,000 and $18,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2009 was $5,000 and $18,000.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 4. INCOME TAXES  (continued)

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2007, 2008, 2009 and 2010, although, the statute of limitations for the 2007 tax year will expire effective March 15, 2011. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2010	2009

Furniture & Fixtures	$2,560	$2,560
Computers	6,511	6,511
Leasehold Improvements	4,198	4,198
Total	13,269	13,269
Less Accumulated Depreciation	(12,494)	(12,074)
Net Fixed Assets	$775	$1,195

Depreciation expense in 2009 and 2010 was $420 each year.

NOTE 6. SPIN OFF TRANSACTION

Effective December 17, 2009 the Company’s subsidiary Art Dimensions, Inc. was spun off from Art Design, Inc. The Company returned to Art Dimensions, Inc. the 2,000,000 common shares of Art Dimensions, Inc. held by Art Design, Inc., and Art Dimensions, Inc. then distributed to each Art Design, Inc. shareholder one common share of Art Dimensions, Inc. for each ten shares of Art Design, Inc. held by the shareholder. This resulted in a distribution of 1,082,060 Art Dimensions, Inc. common shares, after which Art Dimensions, Inc. was no longer a subsidiary of Art Design, Inc. The accompanying balance sheet at December 31, 2008 represents the consolidated financial position of both companies, with all intercompany accounts eliminated. The 2010 and 2009 balance sheet is that of Art Design, Inc. subsequent to spinning off Art Dimensions, Inc. The results of operations and cash flows of Art Dimensions, Inc. for 2009 and 2008 are reported on the statements of operations and cash flows as discontinued operations.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of December 31, 2010, we did maintain effective control over the financial reporting process.

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

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, their ages and positions held with us as of January 1, 2010 are as follows:

Name and Address	Age	Position(s)

Kathy Sheehan 3636 S. Jason Englewood, Colorado 80113	48	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director

Todd Sheehan 3636 S. Jason Englewood, Colorado 80113	55	Secretary and Director

Rebecca Gregarek 3636 S. Jason Englewood, Colorado 80113	55	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 1, 2011, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 10,820,600 shares issued and outstanding as of January 1, 2011. The following table reflects our stock ownership as of that date. For the purposes of this table, we have used 10,820,600 shares as our total issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have a note payable to Mr. Todd Sheehan. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2010 and 2009.

We have a receivable from a company affiliated through common control. The receivable balance was $15,000 at December 31, 2010. The loan does not bear interest and is payable upon demand.

We have office and production space located at 3636 S. Jason Street, Englewood, Colorado 80113, which is also the office of our President, for which we pay no rent.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP Certified Public Accountants, billed an aggregate of $5,000 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. Ronald R. Chadwick, P.C., our former accountant, billed an aggregate of $7,500 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

* Previously filed with Form SB-2 Registration Statement, July 25, 2007.
** Previously filed with amended Form 10-K, October 23, 2009.
*** Previously filed with amended Form 10-K, November 19, 2009.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fourth fiscal year ended December 31. 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: April 13, 2011		Art Design, Inc.
	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2011	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Executive and Financial Officer

Date: April 13, 2011	By:	/s/ Todd Sheehan
Todd Sheehan
Director and Secretary

Date: April 13, 2011	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director