Form 10-Q
period 2011-03-31
Art Design, Inc.
filed 2011-05-16
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2011

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2011, was 10,820,600.

FORM 10-Q

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2011

Art Design, Inc.
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operations	6
Statements of cash flows	7
Notes to financial statements	8

ART DESIGN, INC.
BALANCE SHEETS (Unaudited)

	Mar. 31, 2011	Dec. 31, 2010

ASSETS

Current assets
Cash	$2,914	$18,766
Total current assets	2,914	18,766

Note receivable - related party	24,500	15,000
Fixed assets	13,269	13,269
Less accumulated depreciation	(12,599)	(12,494)
	25,170	15,775

Total Assets	$28,084	$34,541

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,707	$-
Note payable - related party	34,201	34,201
Total current liabilities	36,908	34,201

Total Liabilities	36,908	34,201

Stockholders' Equity (Deficit)
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(204,863)	(195,699)

Total Stockholders' Equity (Deficit)	(8,824)	340

Total Liabilities and Stockholders' Equity (Deficit)	$28,084	$34,541

The accompanying notes are an integral part of the unaudited financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months	3 Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2010

Operating expenses:
Amortization & depreciation	$105	$105
General and administrative	9,059	5,518
	(9,164)	(5,623)

Loss from continuing operations
before provision for income taxes	(9,164)	(5,623)

Net loss	(9,164)	(5,623)

Basic and diluted net loss per share	$-	$-

Weighted average number of
common shares outstanding	10,820,600	10,820,600

The accompanying notes are an integral part of the unaudited financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Months	3 Months
	Ended	Ended
	Mar. 31, 2011	Mar. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(9,164)	$(5,623)

Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
Amortization & depreciation	105	105
Accrued payables	2,707	-
Net cash provided by (used for)
operating activities	(6,352)	(5,518)

Cash Flows From Investing Activities:

Loan to affiliate	(9,500)	(6,000)
Net cash provided by (used for)
investing activities	(9,500)	(6,000)

Net Increase (Decrease) In Cash	(15,852)	(11,518)

Cash At The Beginning Of The Period	18,766	50,962

Cash At The End Of The Period	$2,914	$39,444

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Art Design Incorporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2010, as reported in Form 10-K, have been omitted.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at March 31, 2011.

During the three months ended March 31, 2011, the company lent $9,500 to a company affiliated thought common control.  The receivable balance was $24,500 at March 31, 2010. The loan does not bear interest and is payable upon demand.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending March 31, 2011 and March 31, 2010.

Comparing our operations, we had $-0- in sales-net of returns for the three months ended March 31, 2011. This compares with $-0- in sales-net of returns for the three months ended March 31, 2010.

Our costs of goods for the three months ended March 31, 2011 was $-0-. Our costs of goods for the three months ended March 31, 2010 was $-0-. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended March 31, 2011 was $-0-. This compares with gross profit for the three months ended March 31, 2010 of $-0-.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended March 31, 2011 was $9,164. This compares to operating expenses for the three months ended March 31, 2010 of $5,623. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $9,164 for the three months ended March 31, 2011. This compares with a net loss of $5,623 for the three months ended March 31, 2010.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash or cash equivalents of $2,914, compared to $39,444 as of March 31, 2010.

Net cash used for operating activities was $6,352 for the period ended March 31, 2011, compared to cash used for operating activities of $5,518 for the period ended March 31, 2010. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used or provided by investing activities were $9,500 for the period ended March 31, 2011, compared to $6,000 for the period ended March 32, 2010.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the periods ended March 31, 2011. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

For the fiscal year ended December 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

As of March 31, 2011, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at March 31, 2011. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

(b)	Reports on Form 8-K. One report was filed on March 29, 2011under cover of Form 8-K for the fiscal quarter ended March 31, 2011, relating to a change of our accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Art Design, Inc.
Date: May 16, 2011	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer