Form 10-Q
period 2011-06-30
Art Design, Inc.
filed 2011-08-15
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52690

Art Design, Inc.
 (Exact Name of Registrant as specified in its charter)

Colorado	86-1061005
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

3636 S. Jason Street
Englewood, Colorado	80113
(Address of principal executive offices)	(zip code)

(303) 781-7280
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐                                                                                                            Accelerated filer                   ☐
Non-accelerated filer        ☐ (Do not check if a smaller reporting company)                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☒

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 15, 2011, was 10,820,600.

FORM 10-Q

Art Design, Inc.

TABLE OF CONTENTS
Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements for the period ended June 30, 2011	3
Consolidated Balance Sheet(Unaudited)	4
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures	19
Item 4T. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20

Signatures	21

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.
BALANCE SHEETS
Unaudited

	Dec. 31, 2010	June 30, 2011

ASSETS

Current assets
Cash	$18,766	$861
Accounts receivable - related party	15,000	24,600
Total current assets	33,766	25,461

Fixed assets	13,269	13,269
Less accumulated depreciation	(12,494)	(12,704)
	775	565

Total Assets	$34,541	$26,026

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$2,751
Note payable - related party	34,201	35,701
Total current liabilties	34,201	38,452

Total Liabilities	34,201	38,452

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(195,699)	(208,465)

Total Stockholders' Equity (Deficit)	340	(12,426)

Total Liabilities and Stockholders' Equity	$34,541	$26,026

The accompanying notes are an integral part of the unaudited financial statements.

ART DESIGN, INC.
STATEMENTS OF OPERATIONS
Unaudited

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Operating expenses:
Amortization & depreciation	105	105	210	210
General and administrative	5,613	3,497	11,131	12,556
	5,718	3,602	11,341	12,766

Loss from operations	(5,718)	(3,602)	(11,341)	(12,766)

Net loss	$(5,718)	$(3,602)	$(11,341)	$(12,766)

Net loss per share
(Basic and fully diluted):
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600	10,820,600	10,820,600

The accompanying notes are an integral part of the unaudited financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	6 Months	6 Months
	Ended	Ended
	June 30, 2010	June 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(11,341)	$(12,766)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	210	210
Accounts payable	-	2,751
Net cash provided by (used for)
operating activities	(11,131)	(9,805)

Cash Flows From Investing Activities:
Loan to affiliated company	(11,000)	(9,600)
Net cash provided by (used for)
investing activities	(11,000)	(9,600)

Cash Flows From Financing Activities:
Advances from officer	-	1,500
Net cash provided by (used for)
financing activities	-	1,500

Net Increase (Decrease) In Cash	(22,131)	(17,905)

Cash At The Beginning Of The Period	50,962	18,766

Cash At The End Of The Period	$28,831	$861

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Design, Inc. (the “Company”), was incorporated in the State of Colorado on January 16, 2002. The Company sells art work and interior decorating to professional and business offices.

Basis of Presentation

The accompanying unaudited interim financial statements of Art Design, Inc. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2010, as reported in Form 10-K, have been omitted.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

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

Note 3. Related Party Transactions

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $35,701 at June 30, 2011.

During the six months ended June 30, 2011, the company lent $9,600 to a company affiliated through common control. The receivable balance was $24,600 at June 30, 2011. The loan does not bear interest and is payable upon demand.

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

.

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

Results of Operations

The following discussion involves our results of operations for the three months and six months ending June 30, 2011 and June 30, 2010.

We had sales-net of returns of $-0- for the three months ended June 30, 2011. This compares with sales-net of returns of $-0- for the three months ended June 30, 2010.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2011 was $3,602. This compares to operating expenses for the three months ended June 30, 2010 of $5,718. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $3,602 for the three months ended June 30, 2011. This compares with a net loss of $5,718 for the three months ended June 30, 2010.

Comparing our operations for the six months ended June 30, 2011, we had sales-net of returns of $-0-. This compares with sales-net of returns of $-0- for the six months ended June 30, 2010.

Operating expenses, which includes depreciation and general and administrative expenses for the six months ended June 30, 2011 was $12,766. This compares to operating expenses for the six months ended June 30, 2010 of $11,341. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $12,766 for the six months ended June 30, 2011. This compares with a net loss of $11,341 for the six months ended June 30, 2010.

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

Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year, including the fiscal year ended December 31, 2010.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $5,500 in operating costs over the next three months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Liquidity and Capital Resources

As of June 30, 2011, we had cash or cash equivalents of $861 compared to cash or cash equivalents of $28,831 at June 30, 2010.

Net cash used for operating activities was $9,805for the six months ended June 30, 2011, compared to net cash used for operating activities of $11,131 for the period ended June 30, 2010.

Cash flows used by investing activities were $9,600 for the six months ended June 30, 2011 and $11,000 for the period ended June 30, 2010.

Cash provided by financing activities was $1,500 for the six months ended June 30, 2011, compared to net cash provided by financing activities of $-0- for the period ended June 30, 2010.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying unaudited financial statements for the period ended June 30, 2011. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

As of June 30, 2011, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 beginning in May, 2008. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at June 30, 2011. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Amended and Restated Articles of Incorporation
3.3*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_________

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We made no filing no under cover of Form 8K for the fiscal quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 15, 2011	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer