Form 10-Q
period 2011-09-30
Art Design, Inc.
filed 2011-11-08
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2011

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐    No ☑

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date  November 8, 2011, was 10,820,600.

FORM 10-Q

Art Design, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Design, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DESIGN, INC.
BALANCE SHEETS

	September 30, 2011
	(Unaudited)	Dec. 31, 2010

ASSETS

Current assets
Cash	$511	$18,766
Accounts receivable - related party	24,800	15,000
Total current assets	25,311	33,766

Fixed assets	13,269	13,269
Less accumulated depreciation	(12,809)	(12,494)
	460	775

Total Assets	$25,771	$34,541

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,050	$-
Accounts payable - related party	2,350	-
Short term debt	3,250	-
Note payable - related party	37,701	34,201
Total current liabilties	47,351	34,201

Total Liabilities	47,351	34,201

Stockholders' Equity
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(217,619)	(195,699)

Total Stockholders' Equity	(21,580)	340

Total Liabilities and Stockholders' Equity	$25,771	$34,541

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF EXPENSES

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Operating expenses:
Amortization & depreciation	105	105	315	315
General and administrative	9,049	2,632	21,605	13,763
	9,154	2,737	21,920	14,078

Loss from operations	(9,154)	(2,737)	(21,920)	(14,078)

Net loss	$(9,154)	$(2,737)	$(21,920)	$(14,078)

Net income (loss) per share
(Basic and fully diluted):
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600	10,820,600	10,820,600

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(21,920)	$(14,078)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	315	315
Accounts payable	7,300	-
Accounts payables - related party	2,350	-
Net cash provided by (used for)
operating activities	(11,955)	(13,763)

Cash Flows From Investing Activities:
Loan to affiliated company	$(9,800)	$(12,000)
Net cash provided by (used for)
investing activities	(9,800)	(12,000)
Cash Flows From Financing Activities:
Short-term debt from related parties	3,500	-
Net cash provided by (used for)
financing activities	3,500	-

Net Increase (Decrease) In Cash	(18,255)	(25,763)

Cash At The Beginning Of The Period	18,766	50,962

Cash At The End Of The Period	$511	$25,199

Non-Cash Transactions
Conversion of accounts payable into Notes payable	$3,250

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

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

Note 3. Related Party Transactions

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at September 30, 2011. In addition, through September 30, 2011, related parties contributed another $3,500 to the Company. On September 30, 2011, company issued a promissory note to the officer for advanced funds of $3,500. The note bears an 8% interest rate and is due on demand.

During the nine months ended September 30, 2011, the company lent $9,800 to a company affiliated through common control. The receivable balance was $24,800 at September 30, 2011. The loan does not bear interest and is payable upon demand.

Note 4. Short Term Debt

On September 30, 2011, the Company converted its legal fees due in the amount of $3,250 into a promissory note. The note amount now bears an 8% interest rate and is payable upon demand.

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

Results of Operations

The following discussion involves our results of operations for the three months and nine months ending September 30, 2011 and September 30, 2010.

We had sales-net of returns of $-0- for the three months ended September 30, 2011. This compares with sales-net of returns of $-0- for the three months ended September 30, 2010.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended September 30, 2011 was $9,154. This compares to operating expenses for the three months ended September 30, 2010 of $2,737. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $9,154 for the three months ended September 30, 2011. This compares with a net loss of $2,737 for the three months ended September 30, 2010.

Comparing our operations for the nine months ended September 30, 2011, we had sales-net of returns of $-0-.  This compares with sales-net of returns of $-0- for the nine months ended September 30, 2010.

Operating expenses, which includes depreciation and general and administrative expenses for the nine months ended September 30, 2011 was $21,920. This compares to operating expenses for the nine months ended September 30, 2010 of $14,078. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

We had a net loss of $21,920 for the nine months ended September 30, 2011. This compares with a net loss of $14,078 for the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

As of September 30, 2011, we had cash or cash equivalents of $511, compared to cash or cash equivalents of $25,199 at September 30, 2010.

Net cash used for operating activities was $11,955 for the nine months ended September 30, 2011, compared to net cash used for operating activities of $13,763 for the period ended September 30, 2010.

Cash flows used for investing activities was $9,800 for the nine months ended September 30, 2011, compared to net cash used for investing activities of $12,000 for the nine months ended September 30, 2010.

Cash provided by financing activities was $3,500 for the nine months ended September 30, 2011, compared to net cash used for or provided by financing activities of $-0- for the nine months ended September 30, 2010.

We have a note payable to one of our officers. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at September 30, 2011. In addition, through September 30, 2011, related parties contributed another $3,500 to us. On September 30, 2011, we issued a promissory note to the officer for advanced funds of $3,500. The note bears an 8% interest rate and is due on demand.

During the nine months ended September 30, 2011, we lent $9,800 to a company affiliated through common control. The receivable balance was $24,800 at September 30, 2011. The loan does not bear interest and is payable upon demand.

On September 30, 2011, we converted our legal fees due in the amount of $3,250 into a promissory note. The note amount now bears an 8% interest rate and is payable upon demand.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying unaudited financial statements for the period ended September 30, 2011. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms. Our Chief Executive Officer and the Chief Financial Officer has also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

As of September 30, 2011, we had two employees. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable technology to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

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

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We believe that we have presented our service and product offering to only a small percentage of the potential market. Currently, we rely primarily on word of mouth from our existing clients and contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. In fiscal year 2011, marketing and advertising expenses were negligible. If we fail to successfully market and promote our business, we could lose current clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could cause our profitability to decline.

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

Of our total outstanding shares, 10,300,000 or approximately 95% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144.  This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding 10,820,600 shares of common stock outstanding at September 30, 2011. This includes the common shares which we sold to the public in our recent public offering, which may be resold in the public market immediately.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Amended and Restated Articles of Incorporation

3.3*	Bylaws

4.1	Form of Promissory Note

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________

* Previously filed with Form SB-2 Registration Statement, July 25, 2006.

Reports on Form 8-K

We made no filing no under cover of Form 8K for the fiscal quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Art Design, Inc.

Date: November 8, 2011	By:	/s/ Kathy Sheehan
Kathy Sheehan, President and Chief Executive and Financial Officer