Form 10-K
period 2011-12-31
Art Design, Inc.
filed 2012-03-27
CIK 1368637

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52690

ART DESIGN, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	86-1061005
(State or Other Jurisdiction	(IRS Employer File Number)
Of Incorporation)

3636 S. Jason Street
Englewood, CO	80113
(Address of Principal Executive Offices)	(Zip Code)

(303) 781-3377
 (Registrant's telephone number, including area code)

     Securities to be Registered Pursuant to Section 12(b) of the Act:      None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [  ]             No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]             No [X]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]             No [   ]

Indicate by check mark weather the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).             Yes [X]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ]             No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2011, was approximately $-0-.

As of February 29, 2012, the Registrant had 10,820,600 outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1.                    BUSINESS

Art Design, Inc. (the “Company”) was incorporated in Colorado in January 2002.

The Company planned to sell custom framed artwork, art accessories, and interior design consulting.  However, the Company generated only limited revenue since inception and has been inactive since 2008.

The Company’s offices are located at 3636 S. Jason St., Denver, CO  80113.  The Company’s office telephone number is (303) 781-7280.

The Company’s offices are provided free of charge by Kathy Sheehan, the Company’s President.

As of February 29, 2012, the Company did not have any full time employees.

Item 1A.                 RISK FACTORS.

Not applicable.

Item 1B.                 UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                  DESCRIPTION OF PROPERTY.

None.

ITEM 3.                  LEGAL PROCEEDINGS.

None.

ITEM 4.                  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the OTC Bulletin Board under the symbol “ATDN.”

Shown below is the range of high and low closing prices for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2010	$1.01	$0.10
June 30, 2010	$1.01	$1.01
September 30, 2010	$1.01	$1.01
December 31, 2010	$1.01	$0.51

March 31, 2011	$0.51	$0.20
June 30, 2011	$0.26	$0.20
September 30, 2011	$0.26	$0.26
December 31, 2011	$0.26	$0.26

During the two years ended December 31, 2011, only 16,000 shares of the Company’s common stock have traded.

As of February 29, 2012, the Company had 10,820,600 outstanding shares of common stock and 100 shareholders of record.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors.  The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

The Company’s articles of incorporation authorize the Company’s board of directors to issue up to 1,000,000 shares of preferred stock.  The provisions in the articles of incorporation relating to the preferred stock allow the Company’s directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

Trades of the Company’s common stock are subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.

Transfer Agent

The Company’s transfer agent is Corporate Stock Transfer located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

ITEM 6.                  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in Colorado in January 2002.  The Company has generated only limited revenues since its formation and has nominal assets.  The Company has been inactive since 2008.

During the year ended December 31, 2011:

•
Legal and Accounting expenses increased from the prior period since the Company changed auditors in late 2010. The Company’s new auditors charged more than the Company’s previous auditor for reviewing the Company’s 10-Q reports and auditing the Company’s financial statements for the years ended December 31, 2011 and 2010; and

•	General and Administrative expenses increased from the prior period due to the costs associated with adding Interactive Data Files to the Company’s website and 1934 Act reports.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2011:

	Total	2012	2013	2014

Loan Payments	$45,551	$45,551	--	--

During the year ended December 31, 2011 the Company did not generate any revenue. The Company does not have any internal or external sources of liquidity. The Company does not have any commitments from any person to provide the Company with any capital.

Off-Balance Sheet Arrangements

   The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the financial statements and accompanying notes included with this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to the Company’s management, including the Company’s  Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of December 31, 2011, the Company’s controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s officers and directors are listed below. Directors are generally elected at the Company’s annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by the Company’s directors and serve at their discretion.

Name and Address	Age	Position(s)

Kathy Sheehan 3636 S. Jason Englewood, Colorado 80113	48	President, Principal Executive Officer, Treasurer, Principal Financial and Accounting Officer and a Director

Todd Sheehan 3636 S. Jason Englewood, Colorado 80113	55	Secretary and a Director

John P. Barton 1551 Larimer Street #2701 Denver, CO 80202	67	Vice President and a Director

Rebecca Gregarek 3636 S. Jason Englewood, Colorado 80113	55	Director

Kathy Sheehan has been an Officer and Director of the Company since 2002.  She has also been the Chief Financial Officer, director and principal owner of Accessory Warehouse, Inc., a private company in the wholesale art framing manufacturing and home furnishing warehouse business, located in Denver, Colorado, since 1992.  She attended Front Range Community College from 1980 to 1983. She has completed the Dale Carnegie Leadership Course.  Ms. Sheehan has been an officer and director of Art Dimensions, Inc. since 2008.

Todd Sheehan has been the Secretary and a Director of the Company since January, 2002.  He has been the Chief Executive Officer of Accessory Warehouse, Inc., a private company in the wholesale art framing manufacturing and home furnishing warehouse business, located in Denver, Colorado, since 1984.

John P. Barton was appointed a Vice President and a director of the Company on February 20, 2012. Since June 2010, Mr. Barton has served as a director of Vanguard Energy Corporation. Since 2007, Mr. Barton has served as a managing partner of Energy Capital Partners, LLC, a venture capital firm. Since 2005, Mr. Barton has been a partner of Cambridge Energy Partners, LLC., an oil and gas investment firm. From time to time over the past five years Mr. Barton has been engaged on an independent contractor/consultant basis by various energy companies. Most recently, Mr. Barton has provided consulting services to Synergy Resources Corporation. Mr. Barton holds a degree in Economics and Finance from Millikin University.

Rebecca Gregarek has been a director of the Company since 2002.  She has been involved in the interior design business in various capacities since 1975.  Since 2005 she has also been an Interior Design Consultant with By Design Group, Englewood, Colorado. From 2001-2005, she was associated with Home Builders Flooring, LLC-HBF Designs, Denver, Colorado.  This group worked at the Shea Design Center in Highlands Ranch, Colorado to develop custom window Coverings and after-market sales for new home buyers.  She oversaw a sales team in training and developing marketing and advertising strategies.  Her group won the JD Powers Award for customer satisfaction for 2001, 2002 and 2003.  Ms. Gregarek attended Arapahoe Community College with courses in Interior Design.  She is a Certified Window Fashion Designer and a member of American Society of Interior Designers.  Ms. Gregarek has been an officer and director of Art Dimensions, Inc. since 2008.

The Company believes that Kathy Sheehan, Todd Sheehan and Rebecca Gregarek are qualified to act as directors due to their experience in the interior design and art businesses.

The Company believes that John Barton is qualified to act as a director due to his experience in investment banking.

John Barton is independent as that term is defined Section 803.A of the NYSE Amex Rules.

None of the Company’s directors is a financial expert as that term is defined by the Securities and Exchange Commission.

The Company has adopted a Code of Ethics applicable to its officers.

The Company does not have an audit or compensation committee. The Company’s directors acts as its compensation committee.

During the year ended December 31, 2011, no officer of the Company was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11.        EXECUTIVE COMPENSATION

No compensation has been paid, whether in the form of cash, stock bonus awards, or stock option awards, to any of the Company’s officers during the last three fiscal years.

The Company does not have any stock option or stock bonus plans.

The Company does not have any consulting or employment agreements with any of its officers or directors.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

No compensation has been paid, whether in the form of cash, stock bonus awards, or stock option awards, to any of the Company’s directors during the last three fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company’s common stock as of February 29, 2012, by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares, each director and executive officer of the Company and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address	Number of Shares	Percent of Class

Kathy Sheehan (1)	2,625,000	24.6%
3636 S. Jason St.
Englewood, Colorado 80113

Todd Sheehan (1)	2,525,000	23.3%
3636 S. Jason St.
Englewood, Colorado 80113

Rebecca Gregarek (2)	3,250,000	30.0%
3636 S. Jason St.
Englewood, Colorado 80113

John P. Barton	--	--
1551 Larimer Street #2701
Denver, CO 80202

All Officers and Directors as a	8,400,000	77.9%
group (four persons)
  ___________

(1)	Kathy Sheehan and Todd Sheehan are married. Their shares ownership includes 150,000 shares owned by their minor children.

(2)           Includes shares held by Ms. Gregarek’s minor children.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a note payable to Todd Sheehan, an officer and director of the Company.  The note is unsecured and payable upon demand.  The note bears interest at 8% per annum if not paid upon demand.  The outstanding principal balance on the note was $42,301 at December 31, 2011.

During the years ended December 31, 2011 and 2010 the Company made loans to Art Dimensions, Inc., a company controlled by Rebecca Gregarek and Kathy Sheehan. The loans do not bear interest, are unsecured and are payable upon demand. The loan balance was $24,800 at December 31, 2011.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2011 and 2010. The following table shows the aggregate fees billed to the Company for these years by MaloneBailey.

	Year Ended December 31,
	2011	2010

Audit Fees	$13,750	$9,450
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with MaloneBailey to render audit or non-audit services, each engagement was approved by the Company’s directors.

ITEM 15.                      EXHIBITS FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description

3.1	Articles of Incorporation	(1)

3.2	Amended and Restated Articles of Incorporation	(1)

3.3	Bylaws	(1)

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications
  ____________

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-136012).

ART DESIGN, INC.

FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2011 and 2010

ART DESIGN, INC.
 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Art Design, Inc.
Englewood. CO

We have audited the accompanying balance sheets of Art Design, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of expenses, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 26, 2012

ART DESIGN, INC.
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$392	$18,766
Accounts receivable-related party	24,800	15,000
Total current assets	25,192	33,766

Property & equipment
Furniture & equipment	13,269	13,269
Less accumulated depreciation	(12,914)	(12,494)
Net property and equipment	355	775

Total Assets	$25,547	$34,541

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$7,658	$-
Accounts payable - related party	2,350	-
Accrued liabilities	137	-
Short term debt	3,250	-
Note payable - related party	42,301	34,201
Total current liabilities	55,696	34,201

Total Liabilities	55,696	34,201

Stockholders' Equity (Deficit)
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued & outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(226,188)	(195,699)

Total Stockholders' Equity (Deficit)	(30,149)	340
Total Liabilities and Stockholders' Equity (Deficit)	$25,547	$34,541

The accompanying notes are an integral part of these audited financial statements.

ART DESIGN, INC.
STATEMENTS OF EXPENSES

	Year Ended	Year Ended
	December 31	December 31
	2011	2010

Operating expenses:
Depreciation	$420	$420
Legal & accounting	19,702	13,150
General and administrative	10,230	4,046
	30,352	17,616

Loss from operations	(30,352)	(17,616)

Other income (expense):
Interest (expense)	(137)	-

Net loss	$(30,489)	$(17,616)

Net income (loss) per share
(Basic and fully diluted):	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600

The accompanying notes are an integral part of these audited financial statements.

ART DESIGN, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2009	10,820,600	$ 10,821	$ 185,218	$ (178,083)	$ 17,956

Net loss for the year				(17,616)	(17,616)

Balances at December 31, 2010	10,820,600	$ 10,821	$ 185,218	$ (195,699)	$ 340

Net loss for the year				(30,489)	(30,489)

Balances at December 31, 2011	10,820,600	$ 10,821	$ 185,218	$ (226,188)	$ (30,149)

The accompanying notes are an integral part of these audited financial statements.

ART DESIGN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(30,489)	$(17,616)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	420	420
Accounts payable	10,908
Accounts payable – related party	2,350
Accrued liabilities	137	-

Net cash used in operating activities	(16,674)	(17,196)

Cash Flows From Investing Activities:
Loan to affiliated company	(9,800)	(15,000)

Net cash used in investing activities	(9,800)	(15,000)

Cash Flows From Financing Activities:
Short term debt from related parties	8,100	-
Net cash provided by (used for)
financing activities	8,100	-

Net Increase (Decrease) In Cash	(18,374)	(32,196)

Cash At The Beginning Of The Period	18,766	50,962

Cash At The End Of The Period	$392	$18,766

Schedule of Non-Cash Investing and Financing Activities
Conversion of accounts payable into notes payable	$3,250	$-

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1.	ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Art Design, Inc. (“we”, “our” or the “Company”), was incorporated in the State of Colorado on January 16, 2002. The Company sells art work and interior decorating to professional and business offices.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and other dilutive instruments are not included in the computation if the effect would be anti-dilutive. As of and for the year ended December 31, 2011 and 2010, there were no potentially dilutive instruments outstanding.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1.	ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3.            RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at December 31, 2011 and 2010.

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum . The outstanding principal balance on the note was $8,100 and $0 at December 31, 2011 and 2010, respectively. As of December 31, 2011, company had accrued interest of $72, the interest has only been accrued for the money borrowed during the current period starting October 1, 2011.

During the year ended December 31, 2011, the company lent $9,800 to a company affiliated through common control. The receivable balance was $24,800 at December 31, 2011. The loan does not bear interest and is payable upon demand.

NOTE 4.            SHORT TERM DEBT

In September 2011, a promissory note was issued in exchange for legal fees due in the amount of $3,250. The note amount bears an 8% interest rate, payable on demand and had accrued interest of $65 as of December 31, 2011.

NOTE 5.            INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2011 and 2010, after the spinoff of its subsidiary the Company had net operating loss carry forwards of $136,600 and $106,000 respectively, which begin to expire in 2026. The deferred tax asset of $46,400 and $36,000 respectively created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2010 was $10,400 and $5,000 respectively.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2008, 2009, and 2010, although, the statute of limitations for the 2008 tax year will expire effective March 15, 2011. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

ART DESIGN, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 6.            FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2011	2010

Furniture & Fixtures	$2,560	$2,560
Computers	6,511	6,511
Leasehold Improvements	4,198	4,198
	13,269	13,269
Less accumulated depreciation	(12,914)	(12,494)
Total	$355	$775

Depreciation expense in 2011 and 2010 was $420 each year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

 Date:  March 27, 2012

By:	ART DESIGN, INC. /s/ Kathy Sheehan Kathy Sheehan, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathy Sheehan	President, Principal Executive,	March 27, 2012
Kathy Sheehan	Financial and Accounting Officer
and a Director

/s/ Todd Sheehan	Director	March 27, 2012
Todd Sheehan

/s/ John Barton	Director	March 27, 2012
John Barton

/s/ Rebecca Gregarek	Director	March 27, 2012
Rebecca Gregarek