Form 10-Q
period 2012-03-31
Rockdale Resources Corp
filed 2012-05-15
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number:    000-52690

ROCKDALE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11044 Research Blvd., Suite A-200
Austin, Texas  78759
(Address of principal executive offices, including Zip Code)

(512) 795-2300
 (Issuer’s telephone number, including area code)

Art Design, Inc.
3636 S. Jason St.
 Englewood, CO  80113
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes  ☑          No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   11,010,950 shares of common stock as of May 15, 2012.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
BALANCE SHEETS
(Unaudited)

	March31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$73,220	$392
Accounts receivable-related party	-	24,800
Prepaid expenses	18,924	-
Total current assets	92,144	25,192

Property & equipment
Furniture, equipment & software	25,711	13,269
Less accumulated depreciation	(13,019)	(12,914)
Net property and equipment	12,692	355

Total Assets	$104,836	$25,547

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$16,868	$7,658
Accounts payable - related party	7,394	2,350
Accrued liabilities	1,838	137
Short term debt	3,250	3,250
Note payable - related party	152,858	42,301
Total current liabilities	182,208	55,696

Total Liabilities	182,208	55,696

Stockholders' Deficit
Preferred stock, $.10 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,820,600 shares
issued and outstanding	10,821	10,821
Additional paid in capital	185,218	185,218
Accumulated deficit	(273,411)	(226,188)

Total Stockholders' Deficit	(77,372)	(30,149)
Total Liabilities and Stockholders' Deficit	$104,836	$25,547

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENTS OF EXPENSES

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31	March 31
	2012	2011

Operating expenses:
Depreciation	$105	$105
Bad debt	24,800	-
General and administrative	22,318	9,059
	47,223	9,164

Loss from operations	(47,223)	(9,164)

Net loss	$(47,223)	$(9,164)

Net loss per share
(Basic and fully diluted):	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,820,600	10,820,600

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(47,223)	$(9,164)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	105	105
Bad debt expense	24,800	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,924)	-
Accounts payable	9,210	2,707
Accounts payable – related party	5,044	-
Accrued liabilities	1,701	-

Net cash used inoperating activities	(25,287)	(6,352)

Cash Flows From Investing Activities:
Purchase of property and equipment	(12,442)	-
Loan to affiliated company	-	(9,500)

Net cash used ininvesting activities	(12,442)	(9,500)

Cash Flows From Financing Activities:
Short term borrowing from related parties	110,557	-

Net cash provided by financing activities	110,557	-

Net Increase (Decrease) In Cash	72,828	(15,852)

Cash At The Beginning Of The Period	392	18,766

Cash At The End Of The Period	$73,220	$2,914

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Design, Inc. (the “Company”), was incorporated in the State of Colorado on January 16, 2002.  In April 2012 the Company discontinued its prior operations and became involved in the exploration and development of oil and gas. On May 4th 2012, the Company amended its articles of incorporation to change its name to Rockdale Resources Corporation.

Basis of Presentation

The accompanying unaudited interim financial statements of Art Design, Inc. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form 10-K, have been omitted.

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

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
 (Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at March 31, 2012 and December 31, 2011.

The Company has a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum. The outstanding principal balance on the note was $18,657 and $8,100 at March 31, 2012 and December 31, 2011, respectively.

In March 2012 the Company entered into a promissory note with a related party in the amount of $100,000.  The note does not bear interest rate, is unsecured and is payable in May 2012.

In addition, through March 31, 2012, related parties contributed another $5,044 to the Company for operations. On March 31, 2012 the outstanding related party payable was $7,394.

During the year ended December 31, 2011, the Company loaned $9,800 to a Company affiliated through common control. The receivable balance was $24,800 at December 31, 2011.  The receivable balance was forgiven in connection with the Company’s change in control on May 4, 2012.  The Company recorded a bad debt expense of $24,800 for the three months ended March 31, 2012.

NOTE 4. SHORT TERM DEBT

In September 2011, a promissory note was issued in exchange for legal fees due in the amount of $3,250. The note amount bears an 8% interest rate, payable on demand and had accrued interest of $65 as of March 31, 2012.

NOTE 5. COMMITMENTS

Operating Lease

The Company has a non-cancelable operation lease obligation related to its office in Austin, Texas. The following table summarizes the Company’s future minimum payments as of March 31, 2012:

	Total	2012	2013	2014	Thereafter

Office leases	$206,721	$33,636	$68,206	$69,608	$35,271

Rent expense was $2,106 and $0 for the quarters ended March 31, 2012 and 2011, respectively.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
 (Unaudited)

NOTE 6. SUBSEQUENT EVENTS

On May 4th 2012, the Company filed a certificate of amendment to its Articles of Incorporation with the State of Colorado to change the name of the Company to Rockdale Resources Corporation.

During April 2012 the Company sold:

●	1,000,000 shares of its common stock to a group of private investors at a price of $0.40 per share.
●	3,253,850 shares of its common stock to a group of private investors for $44,538.
●	4,510,000 shares of its common stock to a group of private investors for $129,364.

During April 2012 the Company repurchased 9,173,500 shares of its common stock from an unrelated third party for $225,000.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 31, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Background

We were incorporated in Colorado in January 2002.

We planned to sell custom framed artwork, art accessories, and interior design consulting. However, we generated only limited revenue since inception and have been inactive since 2008.

As of December 31, 2011 we had 10,820,000 outstanding shares of common stock and our officers and directors and principal shareholders were:

Name	Position	Share Ownership

Kathy Sheehan	President, Principal Executive Officer,	2,500,000
	Treasurer, Principal Financial and Accounting
	Officer and a Director

Todd Sheehan	Secretary and a Director	2,500,000

Rebecca Gregarek	Director	3,200,000

John Barton	Vice President and a Director	-

In February 2012 we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, instead, to become active in the exploration and development of oil and gas properties. In furtherance of our business plan, the following have taken place:

●	John P. Barton was appointed as our Vice President and as one of our directors on February 20, 2012,

●	Kathy Sheehan sold 2,339,500 shares of our common stock to an unrelated third party,

●	Todd Sheehan sold 2,357,500 shares of our common stock to an unrelated third party,

●	Rebecca Gregarek sold 2,750,000 shares of our common stock to an unrelated third party, and

●	shareholders owning 1,726,500 shares of our common stock sold their shares to an unrelated third party.

●	The unrelated third party sold the 9,173,500 shares of our common stock, referred to above, to us for $225,000.

●	Todd Sheehan, Kathy Sheehan, and Rebecca Gregarek resigned as officers and directors of the Company. Following their resignation, the following persons were appointed as our officers and directors:

Name	Age	Position

Michael D. Smith	52	President, Chief Executive Officer and a Director
Marc S. Spezialy	29	Chief Accounting and Financial Officer
John P. Barton	68	Vice President and a Director
Rick A. Wilber	63	Director

●	During April, 2012 we sold 1,000,000 shares of our common stock to a group of private investors at a price of $0.40 per share. The investors in this private offering included the following person:

Name	Shares

Rick A. Wilber	500,000

●	In April 2012 we sold shares of our common stock to the persons, in the amounts, and for the consideration shown below:

Name	Shares	Consideration

Michael D. Smith	1,600,000	$16,000
John P. Barton	1,053,850	$10,538
Rick A. Wilber	600,000	$ 6,000
Guy Newman	600,000	$12,000

●	In April 2012 we sold an additional 4,510,000 shares of our common stock to a group of private investors.

●	On May 4, 2012 we changed our name to Rockdale Resources Corporation.

Results of Operations/Liquidity and Capital Resources

  During the three months ended March 31, 2012:

●	Bad debt expense resulted from the write-off of a receivable that we determined was no longer collectible,

●	General and Administrative expenses increased as a result of our transition to an oil and gas company,

●	We purchased accounting software at a cost of $12,442,

●	We borrowed $10,557 from our former management, which amount was repaid in April 2012, and

●	We borrowed $100,000 from a related party, which we expect to repay in May 2012.

Plan of Operation

We plan to evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which, in the opinion of management, are favorable for the production of oil or gas.  If, through our review, a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area.  We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners.  One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

Our strategy is to acquire other similar prospects in or adjacent to existing fields with further development potential and minimum risk in the same area.

We may also:

●	acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or

●	purchase producing oil or gas properties.

Our activities will primarily be dependent upon available financing.

Title to properties which we may acquire will be subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances.  As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records).  However, drilling title opinions may be obtained before commencement of drilling operations.

We initially plan to drill, and if warranted, complete, up to nine oil wells in the Minerva-Rockdale Field.

Minerva-Rockdale Field

The Minerva-Rockdale Field, which is located approximately 30 miles Northeast of Austin, was first discovered in 1921 and is approximately 50 square miles in size. The main producing formation for this field is the Upper Cretaceous Navarro Group of sands and shales. The Navarro is typically subdivided into several producing zones from the uppermost “A” and “B” sands to the lower “C” and “D” sands. The “B” sand is the primary producing zone. These sands are commonly fine grained and poorly sorted and were deposited close to a shoreline during a cycle of marine regression.

In April 2012 we entered into an agreement with Kingman Operating Company, Inc. which provides for the following:

●	we will pay Kingman $475,000 for the assignment of a 100% working interest (75% net revenue interest) in an oil and gas lease covering 200 acres in the Minerva-Rockdale field.

●	we will pay Kingman $275,000 to drill and, if warranted, complete any well we elect to drill on the lease and will pay Kingman $1,000 a month for operating any wells on the lease.

●
we will convey to Kingman a 10% working interest in the lease when we have recovered, from the net proceeds of the sale of any oil or gas produced from any wells drilled or completed on the lease, an amount equal to the cost of drilling, testing, completing, equipping and operating any wells on the lease.

●
at any time on or before November 1, 2012 we have the right to acquire a 100% working interest (75% net revenue interest) in a lease covering 300 acres, which lease is immediately adjacent to the 200 acre lease referred to above.  The cost of this lease will be $1,275,000.  If we acquire this lease, we will pay Kingman $275,000 to drill and complete any wells which we choose to drill on the lease, and $1,000 a month for operating any wells on the lease.

The wells will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,500 feet).  Each well will take approximately seven days to drill and complete.  Kingman will be the operator for the lease and will be paid $1,000 per month for each well we drill and complete on the lease.

The first well in the Minerva-Rockdale field came on producing 7 bbls/day in 1921. By 1923 there were over 150 wells producing and 8 dry holes. As of June 15, 2011 there were over 1400 wells and the field has produced 7.4 million bbls of oil. The oil is light, paraffin base, and has a API gravity around 38 degrees. Water production in the “B” sands is very low.

Information on leases operated by reliable operators indicate a production decline of 50% in the first two years followed by steady 2-4 bbl/day production that, in some cases, can last for many years.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Rockdale Field does not warrant further drilling, we plan to attempt to drill wells in other areas.

Michael Smith, one of our officers and directors, is an officer and director of Kingman Energy, LLC. Kingman Operating Company is controlled by Kingman Energy.

Our anticipated capital requirements for the twelve months ending March 31, 2013 are as follows:

Acquisition of oil lease from Kingman Operating Company	$475,000
Drilling and completion of oil wells	2,475,000
Corporate overhead	525,000
$3,475,000

Trends Affecting Future Operations

The factors that will most significantly affect our results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) lease operating expenses.Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets.  Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production.  An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing.  However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

Other than the foregoing, we do not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on our sales, revenues or expenses.

We plan to generate profits by drilling productive oil or gas wells.  However, we will need to raise the funds required to drill new wells through the sale of our securities, from loans from third parties or from third parties willing to pay our share of drilling and completing the wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  If additional financing is not available when needed, we may need to cease operations.  We may not be successful in raising the capital needed to drill oil or gas wells.  Any wells which we may drill may not be productive of oil or gas.

Critical Accounting Policies and New Accounting Pronouncements

See Note 1 to the financial statements included as part of our annual report  on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2011, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During April, 2012 we sold 1,000,000 shares of our common stock to a group of private investors at a price of $0.40 per share.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.  The persons that acquired these shares were sophisticated investors and were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these shares.  The persons who acquired these shares acquired them for their own accounts.  The certificates representing these shares bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

ITEM 6.  EXHIBITS

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKDALE RESOURCES CORPORATION

May 15, 2012	By:	/s/ Michael Smith
Michael Smith,
Chief Executive Officer

	By:	/s/ Marc Spezialy
Marc Spezialy,
Principal Financial and Accounting Officer