Form 10-Q
period 2012-06-30
Rockdale Resources Corp
filed 2012-08-20
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer                                            ☐                                           Accelerated filer                                           ☐

Non-accelerated filer                                              ☐                                           Smaller reporting company                         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,943,675 shares of common stock as of August 16, 2012.

Item 1.      Financial Statements

ROCKDALE RESOURCES CORPORATION (FORMERLY ART DESIGN, INC.)
BALANCE SHEETS
(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$836,528	$392
Accounts receivable-related party	-	24,800
Other current assets	21,326	-
Other assets-related party	13,500	-
Total current assets	871,354	25,192

Property & equipment
Oil and gas, on the basis of full cost accounting Unproved properties and properties under Development, not being amortized	1,850,000	-
Furniture, equipment & software	16,823	13,269
Less accumulated depreciation	(1,921)	(12,914)
Net property and equipment	1,864,902	355

Other Assets	20,000	-

Total Assets	$2,756,256	$25,547

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$43,606	$7,658
Accounts payable - related party	-	2,350
Accrued liabilities	4,296	137
Short term debt	-	3,250
Note payable - related party	-	42,301
Total current liabilities	47,902	55,696

Deferred Rent	10,880	-

Total Liabilities	58,782	55,696

Stockholders' Equity (Deficit)
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 15,735,885 and 10,820,600 shares issued and outstanding	15,736	10,821
Additional paid in capital	3,524,580	185,218
Accumulated deficit	(842,842)	(226,188)

Total Stockholders' Equity (Deficit)	2,697,474	(30,149)
Total Liabilities and Stockholders' Equity (Deficit)	$2,756,256	$25,547

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION (FORMERLY ART DESIGN, INC.) STATEMENT OF EXPENSES (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

Operating expenses:
Depreciation	$1,921	$105	$2,026	$210
Bad debt – related party	-	-	24,800	-
General and administrative	567,510	3,497	589,828	12,556
	569,431	3,602	616,654	12,766

Loss from operations	(569,431)	(3,602)	(616,654)	(12,766)

Net loss	$(569,431)	$(3,602)	$(616,654)	$(12,766)

Net loss per share
(Basic and fully diluted):	$(0.05)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding	12,436,410	10,820,600	11,492,455	10,820,600

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION (FORMERLY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(616,654)	$(12,766)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,026	210
Bad debt expense – related party	24,800	-
Loss on disposal of assets	250	-
Stock-based compensation expense	4,200	-

Changes in operating assets and liabilities:
Other assets	(41,326)	-
Other assets-related party	(13,500)	-
Accounts payable	35,948	2,751
Accounts payable – related party	(2,350)	-
Accrued liabilities	4,159	-
Deferred rent	10,880	-

Net cash used in operating activities	(591,567)	(9,805)

Cash Flows From Investing Activities:
Purchase of property and equipment	(16,823)	-
Purchase of oil and gas properties	(475,000)	-
Capital expenditures on oil and gas properties	(1,375,000)	-
Loan to affiliated company	-	(9,600)

Net cash used in investing activities	(1,866,823)	(9,600)

Cash Flows From Financing Activities:
Advances from officer	-	1,500
Short term borrowing from related parties	110,557	-
Short term payments to related parties	(156,108)	-
Purchase of treasury stock	(9,126)	-
Proceeds from issuance of common stock	3,349,203	-

Net cash provided by financing activities	3,294,526	1,500

Net Increase (Decrease) In Cash	836,136	(17,905)

Cash At The Beginning Of The Period	392	18,766

Cash At The End Of The Period	$836,528	$861

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Design, Inc. was incorporated in the State of Colorado on January 16, 2002.  In April 2012 the Company discontinued its prior operations and became involved in the exploration and development of oil and gas. On May 4th 2012, the Company amended its articles of incorporation to change its name to Rockdale Resources Corporation (the “Company”).

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form 10-K, have been omitted.

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

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
 (Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company had a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $34,201 at March 31, 2012 and December 31, 2011, respectively.  The balance was paid in full during the three months ended June 30, 2012.

During the year ended December 31, 2011, the Company had a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum. The outstanding principal balance on the note was $18,657 and $8,100 at March 31, 2012 and December 31, 2011, respectively.  The balance was paid in full during the three months ended June 30, 2012.

On March 14, 2012 the Company entered into a promissory note with a related party in the amount of $100,000.  The note amount bears a 0% interest rate, and was unsecured.  The note was paid in full during the three months ended June 30, 2012.

In addition, through June 30, 2012, related parties contributed another $5,044 to the Company for operations. On March 31, 2012 the outstanding related party payable was $7,394.  The payable was paid in full during the three months ended June 30, 2012.

During the year ended December 31, 2011, the Company loaned $9,800 to a Company affiliated through common control. The receivable balance was $24,800 at December 31, 2011.  The receivable balance was forgiven in connection with the Company’s change in control on May 4, 2012.  The Company recorded a bad debt expense of $24,800 for the three months ended June 30, 2012.

NOTE 4. EQUITY

In April 2012 the Company purchased 9,125,500 of the Company’s common stock from an unrelated third party for $9,126.

During April 2012 the Company issued 210,000 shares of its common stock to an officer and employee of the Company in exchange for services rendered at a price of $0.02 per share.

During April, 2012 we sold 1,000,000 shares of our common stock to a group of private investors for $51,250.

In April 2012 we sold 8,367,850 shares of our common stock to our officers, directors and private investors for $173,902.  As of June 30, 2012 $13,500 was recorded as a receivable from a related party for their shares issued.

Between April 1, 2012 and June 30, 2012 we sold 4,462,935 shares of our common stock, to our directors and private investors for $3,124,051.

As a result of the foregoing, a change of control took place, and the Company’s ability to use any net operating losses for federal income tax purposes will be significantly restricted.

NOTE 5. OIL AND GAS ACQUISITIONS

In April 2012, the Company entered into a farmout agreement with a related party pertaining to a 200-acre lease in Milam County, Texas at a price of $475,000.  As of June 30, 2012, the Company had commenced drilling of five wells on the lease.    The total amount incurred for the drilling of the five wells was $1,375,000 as of June 30, 2012.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
 (Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of June 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Operating Lease

The Company has a non-cancelable lease for its office in Austin, Texas. The following table summarizes the Company’s future minimum payments as of June 30, 2012:

	Total	2012	2013	2014	Thereafter

Office leases	$206,721	$33,636	$68,206	$69,608	$35,271

Rental expense was approximately $15,092 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $17,198 and $0 for the six months ended June 30, 2012 and 2011, respectively.  Deferred rent was approximately $10,880 as of  June 30, 2012.

NOTE 7. SUBSEQUENT EVENTS

Between July 1, 2012 and August 16, 2012 the Company sold 1,122,790 shares of its common stock, at a price of $0.70 per share, to a group of private investors.

During July 2012 the Company issued 85,000 shares of its common stock to consultants in exchange for services rendered.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on June 30, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

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

In February 2012 we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, instead, to become active in the exploration and development of oil and gas properties. In furtherance of our business plan, the following have taken place:

•	During April, 2012 we sold 1,000,000 shares of our common stock to a group of private investors for $51,250.

•	In April 2012 we sold 8,367,850 shares of our common stock to our officers, directors and private investors for $173,902.

•	Between April 1, 2012 and August 16, 2012 we sold 5,585,725 shares of our common stock, at a price of $0.70 per share, to our directors and private investors.

•	On May 4, 2012 we changed our name to Rockdale Resources Corporation.

•	We paid Kingman Operating Company $475,000 for the assignment of a 100% working interest (75% net revenue interest) in an oil and gas lease covering 200 acres in the Minerva-Rockdale Field.

•	We paid Kingman $1,375,000 to drill and complete our first five wells on the lease.

As of August 16, 2012 we did not have production data on our first five oil wells in the Rockdale-Minerva Field.

We plan to drill, and if warranted, complete, additional oil wells in the Minerva-Rockdale Field.

Results of Operations/Liquidity and Capital Resources

Since we did not become active until April 2012, a comparison of our operating results for the three and six months ended June 30, 2012 with the comparable periods in 2011 would not be meaningful.

            During the six months ended June 30, 2012:

•	Bad debt expense resulted from the write-off of a receivable that we determined was no longer collectible,

•	General and Administrative expenses increased as a result of our transition to an oil and gas company,

Our sources and (uses) of funds for the six months ended June 30, 2012 were:

Cash provided (used) in operations	$(591,567)
Purchase of properties and equipment	(16,283)
Purchase of oil and gas lease	(475,000)
Drilling and completion costs	(1,375,000)
Repayment of notes	(45,551)
Purchase of treasury stock	(9,126)
Sale of common stock	3,349,203

Our anticipated capital requirements for the twelve months ending June 30, 2013 are as follows:

Drilling and completion of oil wells	$2,475,000
Corporate overhead	525,000
$3,000,000

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
We may also:

•	acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or

•	purchase producing oil or gas properties.

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

Our April 2012 agreement with Kingman Operating Company, Inc. provides for the following:

•	we will pay Kingman Operating Company $275,00 to drill and complete each well on our lease in the Minerca-Rockdale Field.

•
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

Trends Affecting Future Operations

The factors that will most significantly affect our results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) lease operating expenses.  Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

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

Item 4.       Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2012, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During April, 2012 we sold 1,000,000 shares of our common stock to a group of private investors for $51,250.

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

Item 6.       Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKDALE RESOURCES CORPORATION

August 20, 2012	By:	/s/ Michael Smith
Michael Smith
Chief Executive Officer

By:	/s/ Marc Spezialy
Marc Spezialy
Principal Financial and Accounting Officer