Form 10-Q
period 2012-09-30
Rockdale Resources Corp
filed 2012-11-14
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,539,748 shares of common stock as of November 14, 2012.

PART I

Item 1.      Financial Statements

ROCKDALE RESOURCES CORPORATION (FORMERLY ART DESIGN, INC.)
BALANCE SHEETS
(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$1,130,103	$392
Accounts receivable-related party, net	16,450	24,800
Other current assets	19,782	-
Total current assets	1,166,335	25,192

Property & equipment
Oil and gas, on the basis of full cost accounting Unproved properties and properties under Development, not being amortized	2,000,000	-
Furniture, equipment & software	16,823	13,269
Less accumulated depreciation	(4,024)	(12,914)
Net property and equipment	2,012,799	355

Other Assets	20,000	-

Total Assets	$3,199,134	$25,547

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$13,809	$7,658
Accounts payable - related party	-	2,350
Accrued liabilities	4,338	137
Short term debt	-	3,250
Deferred rent	2,453	-
Note payable - related party	-	42,301
Total current liabilities	20,600	55,696

Deferred Rent	7,929	-

Total Liabilities	28,529	55,696

Stockholders' Equity (Deficit)
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 17,159,748 and 10,820,600 shares issued and outstanding	17,160	10,821
Additional paid in capital	4,519,856	185,218
Accumulated deficit	(1,366,411)	(226,188)

Total Stockholders' Equity (Deficit)	3,170,605	(30,149)
Total Liabilities and Stockholders' Equity (Deficit)	$3,199,134	$25,547

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENT OF EXPENSES
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011

Revenues
Oil and gas sales	$39,452	$	$39,452	$

Costs and expenses:
Lease operating expense	16,089		16,089
Production taxes	1,818		1,818
Depreciation	2,103	105	4,129	315
Bad debt – related party	-	-	24,800	-
General and administrative	543,011	9,049	1,132,839	21,605
Total costs and expenses	563,021	9,154	1,179,675	21,920

Loss from operations	(523,569)	(9,154)	(1,140,223)	(21,920)

Net loss	$(523,569)	$(9,154)	$(1,140,223)	$(21,920)

Net loss per share
(Basic and fully diluted):	$(0.03)	$(0.00)	$(0.09)	$(0.00)

Weighted average number of common shares outstanding	16,716,143	10,820,600	13,178,805	10,820,600

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION (FORMERLY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,140,223)	$(21,920)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,129	315
Bad debt expense – related party	24,800	-
Loss on disposal of assets	250	-
Stock-based compensation expense	77,700	-

Changes in operating assets and liabilities:
Accounts receivable – related party	(16,450)	-
Other assets	(39,782)	-
Accounts payable	6,151	7,300
Accounts payable – related party	(2,350)	2,350
Accrued liabilities	4,201	-
Deferred rent	10,382	-

Net cash used in operating activities	(1,071,192)	(11,955)

Cash Flows From Investing Activities:
Purchase of property and equipment	(16,823)	-
Purchase of oil and gas properties	(475,000)	-
Capital expenditures on oil and gas properties	(1,525,000)	-
Loan to affiliated company	-	(9,800)

Net cash used in investing activities	(2,016,823)	(9,800)

Cash Flows From Financing Activities:
Advances from officer	-	-
Short term borrowing from related parties	110,557	3,500
Short term payments to related parties	(156,108)	-
Purchase of treasury stock	(9,126)	-
Proceeds from issuance of common stock	4,272,403	-

Net cash provided by financing activities	4,217,726	3,500

Net Increase (Decrease) In Cash	1,129,711	(18,255)

Cash At The Beginning Of The Period	392	18,766

Cash At The End Of The Period	$1,130,103	$511

Non-Cash Transactions
Conversion of accounts payable into Notes payable	$-	3,250

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company had a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $0 and $34,201 at September 30, 2012 and December 31, 2011, respectively.  The balance was paid in full during the three months ended June 30, 2012.

During the year ended December 31, 2011, the Company had a note payable to a Company officer. The note is unsecured and payable upon demand. The note bears interest at 8% per annum. The outstanding principal balance on the note was $0 and $8,100 at September 30, 2012 and December 31, 2011, respectively.  The balance was paid in full during the three months ended June 30, 2012.

On March 14, 2012 the Company entered into a promissory note with a related party in the amount of $100,000.  The note amount bears a 0% interest rate, and was unsecured.  The note was paid in full during the three months ended June 30, 2012.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
 NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
 (Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS (Cont’d)

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

Between April 1, 2012 and August 31, 2012 we sold 5,781,798 shares of our common stock, at a price of 0.70 per share, to a group of private investors and one of our directors.  A director in the Company purchased 250,000 of these shares.

As a result of the foregoing, a change of control took place, and the Company’s ability to use any net operating losses for federal income tax purposes will be significantly restricted.

NOTE 5. OIL AND GAS ACQUISITIONS

In April 2012, the Company entered into a farmout agreement with a related party pertaining to a 200-acre lease in Milam County, Texas at a price of $475,000.  As of September 30, 2012, the Company had completed the drilling of six wells on the lease.    The total amount incurred for the drilling of the six wells was $1,525,000 as of September 30, 2012.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of September 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Operating Lease

The Company has a non-cancelable lease for its office in Austin, Texas. The following table summarizes the Company’s future minimum payments as of September 30, 2012:

	Total	2012	2013	2014	Thereafter

Office leases	$189,903	$16,818	$68,206	$69,608	$35,271

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
 (Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES (Cont’d)

Rental expense was approximately $22,841 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $40,039 and $0 for the nine months ended September 30, 2012 and 2011, respectively.  Deferred rent was approximately $10,382 as of September 30, 2012.

NOTE 7. SUBSEQUENT EVENTS

In October 2012 the Company purchased 20,000 shares from an unrelated party for $5,000.

In November 2012 the Company and Kingman Operating Company, Inc, a related party, amended their agreement relating to the 300 acre lease such that the Company issued Kingman 400,000 shares of its restricted common stock, valued at $280,000, for the option to acquire the lease at any time on or before January 31, 2012 for $920,000.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on September 30, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

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

In February 2012 we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, instead, to become active in the exploration and development of oil and gas properties. In furtherance of our business plan, the following have taken place:

·               During April, 2012 we sold 1,000,000 shares of our common stock to a group of private investors for $51,250.

·               In April 2012 we sold 8,367,850 shares of our common stock to our officers, directors and private investors for $173,902.

·               Between April 1, 2012 and August 31, 2012 we sold 5,781,798 shares of our common stock, at a price of $0.70 per share, to our directors and private investors.

·               On May 4, 2012 we changed our name to Rockdale Resources Corporation.

Minerva-Rockdale Field

The Minerva-Rockdale Field, which is located approximately 30 miles Northeast of Austin, was first discovered in 1921 and is approximately 50 square miles in size. The main producing formation for this field is the Upper Cretaceous Navarro Group of sands and shales. The Navarro is typically subdivided into several producing zones from the uppermost “A” and “B” sands to the lower “C” and “D” sands. The “B” sand is the primary producing zone. These sands are commonly fine grained and poorly sorted and were deposited close to a shoreline during a cycle of marine regression.  The first well in the Minerva-Rockdale field came on producing 7 bbls/day in 1921.  As of September 30, 2012 there were over 14,000 wells drilled and the field has produced  approximately 8.5 million bbls of oil. The oil is light, paraffin base, and has a API gravity around 40 degrees. Water production in the “B” sands is very low.

In April 2012 we entered into an agreement with Kingman Operating Company, Inc. Pursuant to the terms of the agreement:

•	we paid Kingman $475,000 for the assignment of a 100% working interest (75% net revenue interest) in an oil and gas lease covering 200 acres in the Minerva-Rockdale field.

•	we paid Kingman $1,375,000 to drill and complete our first five wells.

•	we paid Kingman $150,000 to drill and complete our sixth well. We are in the process of completing this well.

•	we will pay Kingman $210,000 to drill and complete any additional wells on the 200 acre lease.

•
at any time on or before November 1, 2012 we had the right to acquire a 100% working interest (75% net revenue interest) in a lease covering 300 acres, which lease is immediately adjacent to the 200 acre lease referred to above.  The cost of this lease will be $1,200,000.  If we acquired this lease, we would pay Kingman $210,000 to drill and complete any wells which we choose to drill on the lease.

In November 2012 we and Kingman amended our agreement relating to the 300 acre lease such that we issued Kingman 400,000 shares of our restricted common stock, valued at $280,000, for the option to acquire the lease at any time on or before January 31, 2012 for $920,000.

As of September 30, 2012 our first five oil wells in the Minerva-Rockdale Field  were collectively producing 15 to 20 bbls of oil and 40 bbls of water per day.  We have identified drilling sites for forty additional wells on our lease in the Minerva-Rockdale Field.

We plan to drill, and if warranted, complete, additional oil wells in the Minerva-Rockdale Field.  Any future wells in the field will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,800 feet).  Each well will take approximately seven days to drill and complete.  Kingman will be the operator for the lease and will be paid $400 per month for each well we drill and complete.

Michael D. Smith, one of our officers and directors, is an officer and director of Kingman Energy, LLC. Kingman Operating Company, Inc. is controlled by Kingman Energy.

Results of Operations/Liquidity and Capital Resources

Since we did not become active until April 2012, a comparison of our operating results for the three and nine months ended September 30, 2012 with the comparable periods in 2011 would not be meaningful.

During the three and nine months ended September 30, 2012:

·	Oil and gas sales and lease operating expenses increased as our first wells began producing.

·	Bad debt expense resulted from the write-off of a receivable that we determined was no longer collectible,

·	General and Administrative expenses increased as a result of our transition to an oil and gas company,

Our sources and (uses) of funds for the nine months ended September 30, 2012 were:

Cash provided (used) in operations	$(1,071,192)
Purchase of properties and equipment	(16,823)
Purchase of oil and gas lease	(475,000)
Drilling and completion costs	(1,525,00)
Advances from related parties	110,557
Repayment of advances from related parties	(156,108)
Purchase of treasury stock	(9,126)
Sale of common stock	4,272,403

Our anticipated capital requirements for the twelve months ending September 30, 2013 are as follows:

Drilling and completion of oil wells	$2,475,000
Corporate overhead	525,000
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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012:

	Total	2012	2013	2014	2015

Consulting Agreements	$247,000	$114,000	$133,000	--	-
Office Lease	$189,903	$16,818	$68,206	$69,608	$35,271

Critical Accounting Policies and New Accounting Pronouncements

See Note 1 to the financial statements included as part of our annual report  on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.      Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2012, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

See Part I, Item 2 of this report for information concerning the sales of our unregistered securities during the three months ended September 30, 2012.

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

ROCKDALE RESOURCES CORPORATION

November 14, 2012	By:	/s/ Michael Smith
Michael Smith
Chief Executive Officer

	By:	/s/ Marc Spezialy
Marc Spezialy
Principal Financial and Accounting Officer