Form 10-K
period 2012-12-31
Rockdale Resources Corp
filed 2013-04-01
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52690

ROCKDALE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

11044 Research Blvd., Suite A-200 Austin, Texas	78759
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (512) 795-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012 was approximately $14,140,000.

As of March 28, 2013, the Registrant had 15,158,041 outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words ‘‘may,’’ ‘‘will,’’ ‘‘could,’’ ‘‘should,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘plan’’ or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this report include:

●	The sale prices of crude oil;

●	The amount of production from oil wells in which we have an interest;

●	Lease operating expenses;

●	International conflict or acts of terrorism;

●	General economic conditions; and

●	Other factors disclosed in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors discussed in this report, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this report as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1. BUSINESS.

Background

We were incorporated in Colorado in January 2002.

We planned to sell custom framed artwork, art accessories, and interior design consulting. However, we generated only limited revenue since inception and have been inactive since 2008.

In February 2012 we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, instead, to become active in the exploration and development of oil and gas properties. In furtherance of our business plan, the following took place:

•	Shareholders, including our former officers and directors, sold 9,125,500 shares of our common stock to an unrelated third party. The unrelated third party sold the shares to us for $9,126.
•	In April 2012 we sold 1,000,000 shares of our common stock to a group of private investors for $51,250.
•	In April 2012 we sold 8,367,850 shares of our common stock to our officers, directors and private investors for $173,902.
•	We changed our name to Rockdale Resources Corporation.
•	Between April 1, 2012 and August 31, 2012 we sold 5,781,798 shares of our common stock, at a price of $0.70 per share, to a group of private investors.

Plan of Operation

We evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which, in the opinion of management, are favorable for the production of oil or gas.  If, through our review, a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area.  We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners.  One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

Our strategy is to acquire other similar prospects in or adjacent to existing fields with further development potential and minimum risk in the same area.

We may also:

•	acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect; or
•	purchase producing oil or gas properties.

Our activities will primarily be dependent upon available financing.

Oil and gas leases are considered real property.  Title to properties which we may acquire will be subject to landowner’s royalties, overriding royalties, carried working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, liens for amounts owing to persons operating wells, and to other encumbrances.  As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records).  However, drilling title opinions may be obtained before commencement of drilling operations.

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

In April 2012 we entered into an agreement with Kingman Operating Company, Inc., a related party.  Pursuant to the terms of the agreement:

•	we paid Kingman $475,000 for the assignment of a 100% working interest (75% net revenue interest) in an oil and gas lease covering 200 acres in the Minerva-Rockdale field;
•	we paid Kingman $1,375,000 to drill and complete our first five wells; and
•
we paid Kingman $150,000 to drill and complete our sixth well. The price included the assignment of 100% working interest (75% net revenue interest) in an oil and gas lease covering 2.5 acres on a neighboring lease.  We incurred an additional cost of $41,000 from a third party to fracture and stimulate this well.

The cost to drill and complete the first five wells on the 200 acre lease was $275,000 per well.  The cost to drill and complete the sixth well on the 200 acre lease was $191,000.

In December 2012 we paid Kingman $106,000 to obtain 3D seismic on 640 acres in Minerva-Rockdale field, including the 200 acres we purchased from Kingman.  We are in negotiations to purchase a lease on the additional 440 acres which are adjacent to our 200 acre lease.

Michael D. Smith, a former officer and director of the Company, is an officer and director of Kingman Energy, LLC. Kingman Operating Company, Inc. is controlled by Kingman Energy, LLC.  We terminated our agreement with Kingman Operating Company, Inc. on January 31, 2013.

 In February, 2013, we entered into an agreement with RTO Operating, LLC, an entity controlled by Patrick Merritt and Marc Spezialy, our officers and directors.  Pursuant to the terms of the agreement, RTO Operating, LLC will supervise the drilling and completion of any future wells we plan to drill in the Minerva-Rockdale Field.

The cost to drill and complete any remaining wells on the 200 acre lease will be approximately $160,000 per well.

The wells will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,800 feet).  Each well will take approximately seven days to drill and complete.

If a well is completed, we will pay RTO Operating $800 per month for operating the well, while the well is producing in commercial quantities.

The Minerva-Rockdale field consists of approximately 50 square miles of land.  The first well in the Minerva-Rockdale field came on producing 7 bbls/day in 1921.  As of March 15, 2013 there were over 14,000 wells drilled and the field has produced 8.5 million bbls of oil. The oil is light, paraffin base, and has an API gravity of around 40 degrees. Water production in the “B” sands is very low.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

As of March 15, 2013 we had drilled and completed our first six oil wells.  As of March 15, 2013 these six wells were collectively producing 10 bbls of oil and 30 bbls of water per day.  We have identified drilling sites for sixteen additional wells on our lease in the Rockdale-Minerva Field.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells.

The table below shows the type and number of wells we drilled during the year ended December 31, 2012.

	Gross	Net
Development Wells:
Productive:
Oil	6	6
Gas	0	0
Nonproductive

Exploratory Wells:
Productive	-	-
Oil	-	-
Gas
Nonproductive

As of March 15, 2013 we were not drilling or completing any wells.

The following table shows, as of March 15, 2013, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

State	Productive Wells		Developed Acreage		Undeveloped Acreage (1)
	Gross	Net	Gross	Net	Gross	Net

Texas	6	6	15	15	187.5	187.5

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of March 15, 2013, the status of our gross acreage:

State	Held by Production	Not Held by Production

Texas	203	--

Leases on acres that are Held by Production remain in force so long as oil or gas is produced from one or more wells on the particular lease.  Leased acres that are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the leased acreage.  At the time oil or gas is produced from wells drilled on the leased acreage, the lease is considered to be Held by Production.

Proved Reserves

Below are estimates of our net proved reserves as of December 31, 2012, net to our interest. All of our proved reserves are located in Texas.

Estimates of volumes of proved reserves at December 31, 2012 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved Developed:
Producing	59,971	-
Non-Producing	-	-
Proved Undeveloped	159,643	-

‘‘Bbl’’ refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons. ‘‘Mcf’’ refers to one thousand cubic feet. A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil. Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended December 31, 2012. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$20,863,274
Deductions (including estimated taxes)	$(15,743,179)
Future net cash flow	$5,120,095
Discounted future net cash flow	$4,440,757

Nova Resources, Inc. prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of December 31, 2012. Nova is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at Nova.

Joseph V. Rochefort was the technical person primarily responsible for overseeing the preparation of the reserve report. Mr. Rochefort earned a Bachelor’s Degree in Physics and Geophysics from Texas Christian University and a Master’s Degree in Geology from Texas Tech University. Mr. Rochefort has more than 28 years of practical experience in the estimation and evaluation of petroleum reserves.

Patrick W. Merritt, our Senior Vice President of Exploration and Production, oversaw the preparation of the reserve estimates by Nova. Mr. Merritt has over 23 years’ experience in oil and gas exploration and development. We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

Our proved reserves include only those amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of proved reserves.

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2012 in those cases where such data were considered to be definitive.

Forecasts for future production rates are based on historical performance from wells currently on production in the region with an economic cut-off for production based upon the projected net revenue being equal to the projected operating expenses. No further reserves or valuation were given to any wells beyond their economic cut-off. Where no production decline trends have been established due to the limited historical production records from wells on the properties, surrounding wells historical production records were used and extrapolated to wells of the property. Where applicable, the actual calculated present decline rate of any well was used to determine future production volumes to be economically recovered. The calculated present rate of decline was then used to determine the present economic life of the production from the reservoir.

For wells currently on production, forecasts of future production rates were based on historical performance data. If no production decline trend has been established, future production rates were held constant, or adjusted for the effects of curtailment where appropriate, until a decline in ability to produce was anticipated. An estimated rate of decline was then applied to economic depletion of the reserves. If a decline trend has been established, this trend was used as the basis for estimating future production rates.

Proved developed non-producing and undeveloped reserves were estimated primarily by the performance and historical extrapolation methods. Test data and other related information were used to estimate the anticipated initial production rates from those wells or locations that are not currently producing. For reserves not yet on production, sales were estimated to commence at a date we determined to be reasonable.

In general, the volume of production from our oil and gas properties declines as reserves are depleted. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Accordingly, volumes generated from our future activities are highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.

Government Regulation

           Various state and federal agencies regulate the production and sale of oil and natural gas.  All states in which we plan to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

The Federal Energy Regulatory Commission (the “FERC”) regulates the interstate transportation and the sale in interstate commerce for resale of natural gas.  The FERC’s jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce.

FERC has pursued policy initiatives that have affected natural gas marketing.  Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transaction information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market.  We do not know what effect the FERC’s other activities will have on the access to markets, the fostering of competition and the cost of doing business.

Our sale of oil and natural gas liquids will not be regulated and will be at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market.  Much of that transportation is through interstate common carrier pipelines.

Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations.  Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas.  Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells.  The statutes and regulations of some states limit the rate at which oil and natural gas is produced from our properties.  The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability.  Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records.  We will be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.  It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools.  We will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill our wells.  Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect our ability expeditiously to drill, complete, recomplete and work-over wells.

The market for oil and gas is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted.  These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both.  Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in.  Imports of natural gas may adversely affect the market for domestic natural gas.

The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC").  Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels.  We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

Gas prices, which were once effectively determined by government regulations, are now largely influenced by competition.  Competitors in this market include producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil.  Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry.  Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term contracts priced at spot market prices.

Glossary of Oil and Gas Terms

DEVELOPED ACREAGE. The number of acres that are allocated or assignable to productive wells or wells capable of production.

DISPOSAL WELL. A well employed for the reinjection of salt water produced with oil into an underground formation.

HELD BY PRODUCTION. A provision in an oil, gas and mineral lease that perpetuates an entity's right to operate a property or concession as long as the property or concession produces a minimum paying quantity of oil or gas.

INJECTION WELL. A well employed for the injection into an underground formation of water, gas or other fluid to maintain underground pressures which would otherwise be reduced by the production of oil or gas.

LANDOWNER'S ROYALTY. A percentage share of production, or the value derived from production, which is granted to the lessor or landowner in the oil and gas lease, and which is free of the costs of drilling, completing, and operating an oil or gas well.

LEASE. Full or partial interests in an oil and gas lease, authorizing the owner thereof to drill for, reduce to possession and produce oil and gas upon payment of rentals, bonuses and/or royalties. Oil and gas leases are generally acquired from private landowners and federal and state governments. The term of an oil and gas lease typically ranges from three to ten years and requires annual lease rental payments of $1.00 to $2.00 per acre. If a producing oil or gas well is drilled on the lease prior to the expiration of the lease, the lease will generally remain in effect until the oil or gas production from the well ends. The owner of the lease is required to pay the owner of the leased property a royalty which is usually between 12.5% and 25% of the gross amount received from the sale of the oil or gas produced from the well.

LEASE OPERATING EXPENSES. The expenses of producing oil or gas from a formation, consisting of the costs incurred to operate and maintain wells and related equipment and facilities, including labor costs, repair and maintenance, supplies, insurance, production, severance and other production excise taxes.

NET ACRES OR WELLS. A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions.

NET REVENUE INTEREST. A percentage share of production, or the value derived from production, from an oil or gas well and which is free of the costs of drilling, completing and operating the well.

OVERRIDING ROYALTY. A percentage share of production, or the value derived from production, which is free of all costs of drilling, completing and operating an oil or gas well, and is created by the lessee or working interest owner and paid by the lessee or working interest owner to the owner of the overriding royalty.

PRODUCING PROPERTY. A property (or interest therein) producing oil or gas in commercial quantities or that is shut-in but capable of producing oil or gas in commercial quantities. Interests in a property may include working interests, production payments, royalty interests and other non-working interests.

PROSPECT. An area in which a party owns or intends to acquire one or more oil and gas interests, which is geographically defined on the basis of geological data and which is reasonably anticipated to contain at least one reservoir of oil, gas or other hydrocarbons.

PROVED RESERVES. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (prices and costs held constant as of the date the estimate is made).

SHUT-IN WELL. A well which is capable of producing oil or gas but which is temporarily not producing due to mechanical problems or a lack of market for the well's oil or gas.

UNDEVELOPED ACREAGE. Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage which is "Held by Production" under the terms of a lease.

WORKING INTEREST. A percentage of ownership in an oil and gas lease granting its owner the right to explore, drill and produce oil and gas from a tract of property. Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing and operating a well. After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners, based on the percentage of the working interest owned.

General

As of March 15, 2013 we had six full time employees and no part time employees.

Our principal office is located at 11044 Research Blvd., Suite A-200, Austin, Texas 78759. This office is leased until June, 2015 at a rate of $5,440 per month.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

On November 2, 2012 William D. Veasey filed a lawsuit against us, as well as Kingman Operating Company, Inc., Kingman Energy, Michael D. Smith and several other defendants in the District Court of Dallas County, Texas.

The essence of Mr. Veasey’s claim against us is that Michael Smith, prior to the time he became one of our officers and directors, promised Mr. Veasey that he would be entitled to 25% of Kingman Energy.  In April 2012 we sold 1,600,000 shares of our common stock to Mr. Smith, who controls Kingman Energy.  Mr. Veasey contends that he is entitled to 400,000 of these shares, and that for some reason we are responsible for Mr. Smith’s failure to transfer these shares to Mr. Veasey.

We have denied Mr. Veasey’s claim against us on the basis that his claim is without merit.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the symbol “BBLS.”

Shown below is the range of high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2011	$0.51	$0.20
June 30, 2011	$0.26	$0.20
September 30, 2011	$0.26	$0.26
December 31, 2011	$0.26	$0.26

Quarter Ended	High	Low

March 31, 2012	$1.25	$0.02
June 30, 2012	$1.25	$1.06
September 30, 2012	$1.75	$1.08
December 31, 2012	$1.33	$0.37

On March 28, 2013 the closing price of our common stock was $0.50.

As of March 28, 2013 we had 15,158,041  outstanding shares of common stock and approximately 300 shareholders of record.

Holders of our common stock are entitled to receive dividends as may be declared by our board of directors.  Our directors are not restricted from paying any dividends but are not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 1,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Since we were inactive during the year ended December 31, 2011, a comparison of our operating results for the year ended December 31, 2012 with operating results for the year ended December 31, 2011 would not be meaningful.

During the year ended December 31, 2012:

•	Oil and gas sales and lease operating expenses increased as our first wells began producing;
•	Bad debt expense resulted from the write-off of a receivable that we determined was no longer collectible;
•	General and Administrative expenses increased as a result of our transition to an oil and gas company.

Liquidity and Capital Resources

In April 2012 we sold 1,000,000 shares of our common stock to a group of private investors for $51,250.

In April 2012 we sold 8,367,850 shares of our common stock to our officers, directors and private investors for $173,902.

Between April 1, 2012 and August 31, 2012 we sold 5,781,798 shares of our common stock, at a price of $0.70 per share, to a group of private investors.

Our sources and (uses) of funds for the year ended December 31, 2012 were:

Cash used in operations	$(1,286,660)

Purchase of properties and equipment	(47,875)

Purchase of oil and gas lease	(475,000)

Drilling and completion costs	(1,672,540)

Net proceeds (repayment) of advances from related parties	(45,551)

Purchase of treasury stock	(14,126)

Sale of common stock	4,272,403

See Item 1 of this report for more detailed information concerning our plan of operation.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by drilling productive oil or gas wells.  However, we will need to raise the funds required to drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  If additional financing is not available when needed, we may need to cease operations.  We may not be successful in raising the capital needed to drill oil or gas wells.  Any wells which we may drill may not be productive of oil or gas.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Total	2013	2014	2015	2016 & thereafter

Office lease	$173,085	$68,206	$69,608	$35,271	$-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive and Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Marc Spezialy, our Principal Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 1, 2013 we entered into an agreement with Patrick Merritt.  The agreement provides that we will pay Mr. Merritt an annual salary of $120,000 during the term of the agreement.  The employment agreement also provided that Mr. Merritt would receive 200,000 shares of our common stock upon signing the agreement, as well as an additional 300,000 shares of our common stock if we reach a production level of 300 barrels of oil per day, net in our interest, for three consecutive days.

On March 26, 2013 the employment agreement with Mr. Merritt was amended such that Mr. Merritt will not receive any shares of our common stock.

The employment agreement will continue in force until terminated by either party.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position

Marc Spezialy	30	Chief Executive, Financial and Accounting Officer and a Director

Patrick W. Merritt	59	Chief Operations Officer and a Director

The principal occupations of our officers and directors during the past several years are as follows:

Marc Spezialy has been our Chief Executive Officer and a Director since January 31, 2013.  Mr. Spezialy has also been our Chief Accounting and Financial Officer since April 2012.  Between July 2011 and March 2012 Mr. Spezialy was a manager at PricewaterhouseCoopers LLP in their Austin, Texas office.  Between December 2009 and July 2011 Mr. Spezialy was with the accounting firm of Maxwell Locke and Ritter in Austin, Texas.  Between July 2004 and December 2009 Mr. Spezialy was with PricewaterhouseCoopers LLP in their San Francisco, California and Austin, Texas offices.  Mr. Spezialy received a Bachelor of Science in Accounting and Finance from the University of San Francisco and is a licensed CPA in Texas and California.

Patrick W. Merritt has been our Senior Vice President of Exploration and Production, and a Director, since January 31, 2013.  Mr. Merritt has also, for the past 23 years, been the President of Traton Operating Company, a company involved in operating oil and gas wells.  For the past 16 years, Mr. Merritt has also been President and Engineering Manager for Traton Engineering Associates, a company involved in oil and gas engineering.  Mr. Merritt previously served as District Engineer for Valero Exploration & Production Company, supervisor for Getty Oil Company and as a Drilling and production foreman for Bangnall and Barber Consulting.  Mr. Merritt is currently serving as President of EnRe, LP, and as Chief Executive Officer of Hawkhill Operating Company.  Mr. Merritt holds a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and is a registered Professional Engineer in Texas.

We do not have a compensation committee.  Our Board of Directors serves as our Audit Committee.  None of our directors is a financial expert as that term is defined by the Securities and Exchange Commission.  None of our directors are independent as that term is defined in Rule 803 of the NYSE Amex.

During the year ended December 31, 2012, none of our officers were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Changes in Management

John Barton was appointed Vice President and as a Director on February 20, 2012.

On April 25, 2012 Michael Smith and Rick Wilber were appointed Directors.

Following the appointments of Michael Smith and Rick Wilber as director, Kathy Sheehan and Todd Sheehan resigned as officers.

Following the resignations of Kathy Sheehan and Todd Sheehan as officers, Michael Smith and Marc Spezialy were appointed to the positions shown below:

Name	Position

Michael Smith	Chief Executive Officer

Marc Spezialy	Principal Financial and Accounting Officer and Secretary

Kathy Sheehan, Todd Sheehan and Rebecca Gregarek resigned as Directors on May 5, 2012.

On December 31, 2012 Rick Wilber resigned as a director.

On January 2, 2013 Marc Spezialy was appointed Director.

On January 31, 2013 Michael D. Smith resigned as an officer and director.

On the same date, and following Mr. Smith’s resignation, the following persons were appointed to the positions indicated:

Name	Position

Marc Spezialy	Chief Executive Officer
Patrick W. Merritt	Senior Vice President of Exploration and Production, and a Director
John P. Barton	Senior Vice President of Business Development

Mr. Spezialy is also our Chief Financial and Accounting Officer, a position he has held since April 2012.

On March 13, 2013 John Barton resigned as an officer and director.

ITEM 11. EXECUTIVE COMPENSATION

No compensation has been paid, whether in the form of cash, stock bonus awards, or stock option awards, to any of our officers during the year ended December 31, 2011.

The following table shows the compensation paid or accrued to our executive officers during the year ended December 31, 2012.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Michael D. Smith	2012	$90,000	--	--	--	--	$90,000
Principal Executive Officer

Marc Spezialy	2012	$95,460	--	$4,000	--	--	99,460
Principal Financial and Accounting Officer

John Barton	2012	$126,000	--	--	--	--	$126,000
Vice President

(1)         The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.

See “Changes in Management” in Item 10 of this report.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

We do not have any outstanding options, warrants or other securities which provide for the issuance of additional shares of our common stock.

Employment Agreements

We have employment agreements with Marc Spezialy and Patrick Merritt.  Each agreement provides that we will pay the employee an annual salary of $120,000 during the term of the agreement. The employment agreement will continue in force until terminated by us or the employee.

During the employment term, our officers will be entitled to receive any benefits which are provided to our full time employees in accordance with our policies and practices and subject to the officer’s satisfaction of any applicable conditions of eligibility.

The following shows the amount of time our officers expect to devote to our business:

Name	Percent

Marc Spezialy	90%

Patrick W. Merritt	75%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of March 28, 2013, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our officers and directors and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name	Number of Shares	Percent of Class

Marc S. Spezialy	220,000	1.5%
Patrick W. Merritt	10,000	0.1%
Rick A. Wilber	1,500,000	9.9%

All officers and directors as a group (two persons)	230,000	1.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 2012 we sold shares of our common stock to the following current and former officers and/or directors, in the amounts, and for the consideration shown below:

Name	Shares	Consideration

Michael D. Smith (1)	1,600,000	$16,000
John P. Barton (2)	1,557,850	$35,032
Rick A. Wilber (3)	600,000	$16,200
Rick A. Wilber (3)	500,000	$25,000
Marc Spezialy	200,000	Services rendered

(1) Mr. Smith resigned as an officer and director on January 31, 2013.
(2) Mr. Barton resigned as an officer and director on March 13, 2013
(3) Mr. Wilber resigned as a director on December 21, 2012.

Subsequent to April 2012 Mr. Barton transferred 1,026,143 shares to unrelated third parties.

As explained in Item 1 of this report, we had an agreement with Kingman Operating Company, an entity controlled by Michael Smith, which pertained to drilling, completing and operating wells on our behalf.  As consideration for amending an agreement pertaining to the acquisition of a 300-acre lease in the Minerva-Rockdale field, we issued 400,000 shares of our restricted common stock to Kingman Operating Company.

In March 2013, Michael Smith transferred his 1,600,000 shares of our common stock, and Kingman Operating Company transferred its 400,000 shares of our common stock, to us for nominal consideration.   These shares were returned to treasury and cancelled.

In March 2013, John Barton and a number of other shareholders agreed to transfer their 2,000,000 shares of our common stock, to us for nominal consideration.   As of the date of our filing 361,707 of these shares were returned to treasury and cancelled.

As explained in Item 1 of this report, we have an agreement with RTO Operating, LLC, an entity controlled by Patrick Merritt and Marc Spezialy, which pertains to drilling, completing and operating wells on our behalf.

We had an agreement with Energy Capital Partners, LLC which provided that we would pay Energy Capital $18,000 a month for consulting with us concerning capital formation. In addition to providing consulting services, Energy Capital provided us, free of charge, with office space in Denver, Colorado. The consulting agreement with Energy Capital terminated on March 13, 2013. Energy Capital is controlled by John Barton.

We have two separate agreements which provide that we will pay each consultant $10,000 a month for consulting with us concerning capital formation. The consulting agreements terminated in February 2013.

We had an agreement with a consultant which provided us with investor relations services.  During the term of this agreement, which ended on October 23, 2012, we paid the consultant $20,000 in cash and we issued 30,000 shares of our restricted common stock to the consultant.

With the exception of Energy Capital Partners, none of the consultants mentioned above are, or were, affiliated with us.  One of the consultants mentioned above has joined the Company as an employee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey, LLP served as our independent registered public accounting firm for the years ended December 31, 2012 and 2011. The following table shows the aggregate fees billed to us for these years by MaloneBailey.

	Year Ended December 31,
	2012	2011

Audit Fees	$18,500	$13,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q reports.  Prior to contracting with MaloneBailey to render audit or non-audit services, each engagement was approved by our directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Bylaws (2)
10.1	Agreement with Kingman Operating Company (2)
10.2	Assignment of oil and gas lease (2)
10.3	Employment agreement with Patrick Merritt, as amended
10.4	Agreement with RTO Operating, LLC
10.5	Employment agreement with Marc Spezialy (2)
10.7	Amendment to agreement with Kingman Operating Company (2)
31.	Rule 13a-14(a) Certifications
32.	Section 1350 Certifications
99.	Oil and gas reserve report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)  Incorporated by reference to the same exhibits filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-136012).

(2)  Incorporated by reference to the same exhibits filed the Company’s registration statement on Form S-1 (File No. 333-184575).

ROCKDALE RESOURCES CORPORATION
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rockdale Resources Corporation (formerly, Art Design, Inc.)
Austin, TX

We have audited the accompanying balance sheets of Rockdale Resources Corporation (the "Company") as of December 31, 2012 and 2011, and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the related results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 1, 2013

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$731,043	$392
Accounts receivable-related party, net	4,805	24,800
Other current assets	28,225	-
Total current assets	764,073	25,192

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	2,125,685	-
Unevaluated properties and properties under Development, not being amortized	72,950	-
Furniture, equipment & software	47,876	13,269
Less accumulated depreciation	(36,057)	(12,914)
Net property and equipment	2,210,454	355
Other assets	20,000	-
Total Assets	$2,994,527	$25,547

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$43,892	$7,658
Accounts payable - related party	-	2,350
Accrued liabilities	22,279	137
Short term debt	-	3,250
Deferred rent – current portion	2,788	-
Note payable - related party	-	42,301

Total current liabilities	68,959	55,696

Deferred Rent	7,096	-
Asset retirement obligations	52,644	-

Total Liabilities	128,699	55,696
Stockholders' Equity (Deficit)
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 17,159,748 and 10,820,600 shares issued and outstanding	17,160	10,821
Additional paid in capital	4,519,856	185,218
Treasury stock: 20,000 and 0 shares respectively	(5,000)	-
Accumulated deficit	(1,666,188)	(226,188)
Total Stockholders' Equity (Deficit)	2,865,828	(30,149)
Total Liabilities and Stockholders' Equity (Deficit)	$2,994,527	$25,547

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENT OF OPERATIONS

	Year ended December 31, 2012		Year ended December 31, 2011

Oil and Gas sales		$90,514	$--
Lease operating expense		35,088
Production Tax		4,172
Gross Profit		51,254
General and administrative expenses		1,428,743	29,932
Bad debt		24,800
Depreciation, depletion and amortization		36,162	420
Asset retirement obligation accretion		1,549
Total Expenses		1,491,254	30,352

Loss from operations		(1,440,000)	(30,352)

Other income (expense)
Interest (expense)		--	(137)
Net loss from operations before taxes		$(1,440,000)	$(30,489)

Income tax provision (benefit)		--	--

Net loss		(1,440,000)	(30,489)

Loss per share (Basic and fully diluted)	$	(0.10)	(0.00)

Weighted average number of common shares outstanding		14,110,459	10,820,600

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMELY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Cash Flows from Operating Activities
Net loss	$(1,440,000)	$(30,489)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,162	420
ARO Accretion	1,549	--
Bad debt expense	24,800	--
Loss on sale/disposal of assets	249	--
Stock-based compensation expense - employees	4,200	--
Stock-based compensation expense - consultants	73,500	--
Changes in operating assets and liability
Accounts Receivable – Related Party	(4,805)	--
Other assets	(44,818)	--
Accounts Payable	32,827	10,908
Accounts Payable - Related party	(2,350)	2,350
Accrued Liability	24,930	137
Deferred rent	7,096	--

Cash flows from operating activities:	(1,286,660)	(16,674)

Cash Flows from Investing Activities
Purchase property and equipment	(47,875)	--
Purchase of oil and gas properties	(475,000)	--
Capital expenditures on oil and gas properties	(1,672,540)	--
Loan to related party	--	(9,800)

Cash flows from investing activities:	(2,195,415)	(9,800)

Cash Flows from Financing Activities

Payments on related parties debt	(156,108)	--
Amounts borrowed from related parties	110,557	8,100
Purchase of treasury stock	(14,126)	--
Proceeds from issuance of common stock	4,272,403	--

Cash flows from financing activities:	4,212,726	8,100

Net change in cash and cash equivalents	730,651	(18,374)

Cash and cash equivalents
Beginning of period	392	18,766

End of period	$731,043	$392

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	-	-
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Initial recognition of asset retirement obligations	$51,095	$-
Revisions to asset retirement obligations	-	-

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMELY ART DESIGN, INC.)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Stockholders'
	Common Stock		Treasury		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as at December 31, 2010	10,820,600	$10,821	-	-	$185,218	$(195,699)	$340

Net loss for the year	-	-	-	-	-	(30,489)	(30,489)

Balance at December 31, 2011	10,820,600	10,821	-	-	185,218	(226,188)	(30,149)
Stock-based compensation – employees	210,000	210	-	-	3,990	-	4,200
Stock-based compensation – consultants	105,000	105	-	-	73,395	-	73,500
Proceeds from issuance of common stock	6,024,148	6,024	9,125,500	9,126	4,257,253	-	4,272,403
Purchase of treasury stock	-	-	(9,145,500)	(14,126)	-	-	(14,126)

Net loss	-	-	-	-	-	(1,440,000)	(1,440,000)
Balance as of December 31, 2012	17,159,748	$17,160	(20,000)	(5,000)	$4,519,856	$(1,666,188)	$2,865,828

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Design, Inc. was incorporated in the State of Colorado on January 16, 2002.  In April 2012 the Company discontinued its prior operations and became involved in the exploration and development of oil and gas. On May 4, 2012, the Company amended its articles of incorporation to change its name to Rockdale Resources Corporation (the “Company”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Management Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include asset retirement obligations (Note 7), income taxes (Note 8) and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (Note 9).

Reclassifications – Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Cash and Cash Equivalents—The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents.

Advertising Expense – Advertising expenses are charged to operations as general and administrative expenses as incurred.

Oil and Gas Properties—The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to  operations.

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized as depreciation, depletion and amortization expense using the units-of-production method based on estimated proved recoverable oil and gas reserves.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

The costs associated with unevaluated and unproved properties, initially excluded from the amortization base, relate to unproved leasehold acreage, wells and production facilities in progress and wells pending determination of the existence of proved reserves, together with capitalized interest costs for these projects. Unproved leasehold costs are transferred to the amortization base with the costs of drilling the related well once a determination of the existence of proved reserves has been made or upon impairment of a lease. Costs associated with wells in progress and completed wells that have yet to be evaluated are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry wells are transferred to the amortization base immediately upon determination that the well is unsuccessful.

All items classified as unproved property are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations.  For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period.  Prices are adjusted for basis or location differentials.  Unless sales contracts specify otherwise, prices are held constant for the productive life of each well.  Similarly, current costs are assumed to remain constant over the entire calculation period.

Given the volatility of oil and gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline in the future, even if only for a short period of time, it is possible that impairments of oil and gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the present value of future net cash flows from proved oil and gas reserves, or if properties are sold for proceeds less than the discounted present value of the related proved oil and gas reserves.

Revenue Recognition— Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves.. The Company had no imbalance positions at December 31, 2012 or 2011. Charges for gathering and transportation are included in production expenses.

Asset Retirement Obligations—The Company records a liability for asset retirement obligations ("ARO") associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Debt Issuance Costs—Costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the term of the related debt.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

Stock-Based Compensation— The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The Company may grant stock to employees and contractors in exchange for services rendered. Shares are vested upon grant, but restricted for a period of six months from the date of grant.

Income Taxes— Income Taxes—Income taxes are accounted for pursuant to ASC 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.  There are currently no unrecognized tax benefits that if recognized would affect the tax rate.  There was no interest or penalties recognized for the twelve months ended December 31, 2012.

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company's tax returns filed since the 2009 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 14,110,459 for 2012 and 10,820,600 for 2011.

Concentration of Credit Risk—The Company is subject to credit risk resulting from the concentration of its oil and natural gas receivables with significant purchasers. One purchaser accounted for all of the Company's oil and gas sales revenues for 2012 (there were no oil and gas sales in 2011). The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of this purchaser would materially impact its operating results as oil and gas are fungible products with well-established markets and numerous purchasers.

At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

Fair Value Measurements—The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by drilling productive oil or gas wells.  However, we will need to raise the funds required to drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  If additional financing is not available when needed, we may need to cease operations.  We may not be successful in raising the capital needed to drill oil or gas wells.  Any wells which we may drill may not be productive of oil or gas.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

NOTE 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company had a note payable to a Company officer. The note was unsecured and payable upon demand. The note bore interest at 8% per annum if not paid promptly upon demand. The outstanding principal balance on the note was $0 and $34,201 at December 31, 2012 and December 31, 2011, respectively.  The balance was paid in full during the three months ended June 30, 2012.

During the year ended December 31, 2011, the Company had a note payable to a Company officer. The note is unsecured and payable upon demand. The note bore interest at 8% per annum. The outstanding principal balance on the note was $0 and $8,100 at December 31, 2012 and December 31, 2011, respectively.  The balance was paid in full during the three months ended June 30, 2012.

During the year ended December 31, 2011, the Company loaned $9,800 to a Company affiliated through common control. The receivable balance was $24,800 at December 31, 2011.  The receivable balance was forgiven in connection with the Company’s change in control on May 4, 2012.  The Company recorded a bad debt expense of $24,800 during the year ended December 31, 2012.

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

At December 31, 2012 the Company had accounts receivable – related-party of $4,805. This amount pertains to the net payment due from Kingman Operating Company for oil sold in December 2012.

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock – In April 2012 the Company purchased 9,125,500 of the Company’s common stock from an unrelated third party for $9,126.

 In April 2012 the Company issued 210,000 shares of its common stock to an officer and employee of the Company in exchange for services rendered at fair value of $0.02 per share.

 In April, 2012 the Company sold 1,000,000 shares of our common stock to a group of private investors for $51,250.

In April 2012 the Company sold 8,367,850 shares of our common stock to our officers, directors and private investors for $173,902.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

Between April 1, 2012 and August 31, 2012 the Company sold 5,781,798 shares of our common stock, at a price of 0.70 per share, to a group of private investors and one of our directors.  A director in the Company purchased 250,000 of these shares.

From July through September 2012 the Company also issued 105,000 shares of our common stock in exchange for consulting services at a fair value of $0.70 per share.

As a result of the foregoing, a change of control took place, and the Company’s ability to use any net operating losses attributable to Art Design, Inc. for federal income tax purposes has been forfeited.

Treasury Stock – In October 2012 the Company purchased 20,000 shares from an unrelated party for $5,000.

Following the above issuances of common stock, the Company has 17,159,748 shares issued and outstanding as of December 31, 2012.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of December 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – The Company has a non-cancelable lease for its office in Austin, Texas. Rent expense on this lease for the eight months ended December 31, 2012 (since inception) totaled $43,520. Deferred rent at December 31, 2012 was $9,844.  Future minimum payments on the office lease are shown below:

The following table summarizes the Company’s future minimum payments as of December 31, 2012:

	Total	2013	2014	2015	2016 & beyond

Office lease	$173,085	$68,206	$69,608	$35,271	$ -

NOTE 7. OIL AND GAS ACQUISITIONS

In April 2012, the Company entered into a farmout agreement with a related party pertaining to a 200-acre lease in Milam County, Texas at a price of $475,000.In October 2012, the Company entered into an additional farmout agreement with the related party for an additional 2.5 acres at a price of $10.  As of December 31, 2012, the Company had completed the drilling of six wells on the leased properties.  The total amount incurred for the drilling of the six wells was $2,125,685 as of December 31, 2012.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

NOTE 8. ASSET RETIREMENT OBLIGATIONS

During the fiscal years presented, the Company brought a number of oil and gas wells into productive status and will have asset retirement obligations once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells, and site restoration. For the purpose of determining the fair value of ARO incurred during the fiscal years presented, the Company used the following assumptions:

December 31, 2012

Inflation rate	.6%
Estimated asset life	5 years
Credit adjusted risk free interest rate	12.7%

The following table shows the change in the Company's ARO for 2011 and 2012:

Asset retirement obligations at December 31, 2011	$-

Obligations assumed in acquisition	-
Additional retirement obligations incurred	51,095
Change in estimate	-
Accretion expense	1,549
Settlements	-

Asset retirement obligations at December 31, 2012	$52,644

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

NOTE 9. INCOME TAXES

The provision for income taxes consists of the following:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2012	December 31, 2011

Current	$-	$-
Deferred	-	-

Total Federal	$-	$-

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35%) on operations due primarily to permanent differences attributable to organizational expenses for the purchase of Art Design, Inc. (the shell company) in the amount of $148,014.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2012	December 31, 2011

Income tax expense computed at statutory rates	$(504,000)	$(40,169)
Non-deductible items	55,732	-
Change in valuation allowance	448,268	40,169

Total	$-	$-

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

The components of the net deferred tax asset were as follows:
	December 31, 2012
	Gross Values	Tax Effect
Deferred tax assets
Book Impairment	$-	$-
Net operating loss carryforwards	2,303,816	806,336
Asset retirement obligation	-	-
Other	6,000	2100
Total deferred tax assets	2,309,816	808,436

Deferred tax liabilities
O&G Properties	(1,029,050)	(360,168)
Other	-	-
Total deferred tax liabilities	(1,029,050)	(360,168)
Less: Valuation allowance	(1,280,766)	(448,268)
Net deferred tax assets (liabilities)	$-	$-

A valuation allowance has been established to offset deferred tax assets. The Company's accumulated net operating losses were approximately $2.3 million at December 31, 2012 and begin to expire if not utilized in the year 2032.

The Company has determined that as a result of the acquisition of substantially all of the outstanding stock of Art Design, Inc. (see Note 4), a change of control pursuant to Section 382 of the Internal Revenue Code of 1986 occurred. As a result, the Company’s ability to use any net operating losses attributable to Art Design, Inc. for federal income tax purposes has been forfeited.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development. Amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year for oil and gas property acquisition, exploration and development activities. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligations resulting from changes to cost estimates during the year. Exploration costs presented below include the costs of drilling and equipping successful exploration wells, as well as dry hole costs, leasehold impairments, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Property acquisitions
Unproved	$-	$-
Proved	475,000	-
Exploration	106,109	-
Development	1,617,526	-
Total Costs Incurred	$2,198,635	$-

Capitalized costs. Capitalized costs include the cost of properties, equipment and facilities for oil and natural-gas producing activities. Capitalized costs for proved properties include costs for oil and natural-gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and gas leaseholds and geological and geophysical expenses where no proved reserves have been identified.

	December 31, 2012	December 31, 2011
Capitalized costs
Unproved properties	$72,950	$-
Proved properties	2,125,685	-
	2,198,635	-
Less: Accumulated DD&A	(28,291)	-
Net capitalized costs	$2,170,344	$-

Costs Not Being Amortized. The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2012, by the period in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five years.

		Fiscal Year Ended
	Total	December 31, 2012

Property acquisition costs	$-	$-
Exploration and development	72,950	-
Capitalized interest	-	-
Total	$72,950	$-

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

Oil and Gas Reserve Information.    Nova Resources, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2012. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company's Proved Reserves are located onshore in the continental United States of America.

Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider unproved reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is subjective and imprecise.

The following table sets forth estimates of the proved oil and gas reserves (net of royalty interests) for the Company and changes therein, for the periods indicated.

Oil
(Bbls)

December 31, 2011	-
Revisions of prior estimates	-
Purchases of reserves in place	220,995
Production	(1,381)
December 31, 2012	219,614

	December 31, 2012	December 31, 2011

Estimated Quantities of Proved Developed Reserves – Oil (Bbls)	59,971	-
Estimated Quantities of Proved Undeveloped Reserves – Oil (Bbls)	159,643	-

Standardized Measure of Discounted Future Net Cash Flows.    The Standardized Measure related to proved oil and gas reserves is summarized below. Future cash inflows were computed by applying a twelve month average of the first day of the month prices to estimated future production, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expense. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows, less the tax basis of properties involved. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012

 Standardized Measure of Oil and Gas

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the periods indicated.

December 31, 2012

Future cash inflows	$20,863,274
Future production costs	(13,343,179)
Future development costs	(2,400,000)
Future income taxes	-

Future net cash flows	5,120,095
Discount of future net cash flows at 10% per annum	(679,338)

Standardized measure of discounted future net cash flows	$4,440,757

Standardized measure of discounted future net cash flows, beginning of year	$-
Changes in the year resulting from:
Sales, less production costs	(51,254)

Revisions of previous quantity estimates	-

Extensions, discoveries and other additions	-

Net change in prices and production costs	-

Changes in estimated future development costs	-
Previously estimated development costs incurred during the period	-
Purchases of minerals in place	4,492,011
Accretion of discount	-
Divestiture of Reserves	-
Net change in income taxes	-
Timing differences and other	-
Standardized measure of discounted future net cash flows, end of year	$4,440,757

NOTE 11. SUBSEQUENT EVENTS

On January 31, 2013 Michael D. Smith resigned as an officer and director and we terminated our agreement with Kingman Operating Company, Inc.

On March 13, 2013 John Barton resigned as an officer and director.

In March 2013, Michael Smith transferred his 1,600,000 shares of our common stock, and Kingman Operating Company transferred its 400,000 shares of our common stock, to us for nominal consideration.   These shares were returned to treasury and cancelled.

In March 2013, John Barton and a number of other shareholders agreed to transfer their 2,000,000 shares of our common stock, to us for nominal consideration.   As of the date of our filing 361,707 of these shares were returned to treasury and cancelled.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2013.

ROCKDALE RESOURCES CORPORATION

By:	/s/ Marc Spezialy
Marc Spezialy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Spezialy
Marc Spezialy	Principal Executive, Financial and Accounting Officer and a Director	April 1, 2013

/s/ Patrick W. Merritt
Patrick W. Merritt	Director	April 1, 2013