Form 10-Q
period 2013-03-31
Rockdale Resources Corp
filed 2013-05-15
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Common Stock
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,983,041 shares of common stock as of May 9, 2013.

PART I

Item 1.      Financial Statements

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$405,411	$731,043
Accounts receivable-related party, net	-	4,805
Other current assets	33,563	28,225
Total current assets	438,974	764,073

Property & equipment
Oil and gas, on the basis of full cost accounting
Proved properties	2,129,003	2,125,685
Unproved properties and properties under	72,950	72,950
Development, not being amortized
Furniture, equipment & software	47,875	47,876
Less accumulated depreciation	(56,292)	(36,057)
Net property and equipment	2,193,536	2,210,454

Other Assets	20,000	20,000

Total Assets	$2,652,510	$2,994,527

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$26,579	$43,892
Accounts payable - related party	3,561	-
Accrued liabilities	65,749	22,279
Deferred rent	3,115	2,788
Note payable - related party	-	-
Total current liabilities	99,004	68,959

Deferred Rent	6,272	7,096
Asset retirement obligations	54,239	52,644

Total Liabilities	159,515	128,699

Stockholders' Equity (Deficit)
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 13,483,041 and 17,159,748 shares issued and outstanding	13,484	17,160
Additional paid in capital	4,517,632	4,519,856
Treasury stock: 0 and 20,000 shares respectively		(5,000)
Accumulated deficit	(2,038,121)	(1,666,188)

Total Stockholders' Equity (Deficit)	2,492,995	2,865,828
Total Liabilities and Stockholders' Equity (Deficit)	$2,652,510	$2,994,527

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENT OF EXPENSES
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Oil and Gas sales	55,877	-
Lease Operating expense	36,281	-
Production Tax	2,575	-
General & administrative expenses	367,124	22,318
Bad debt	-	24,800
Depreciation, depletion and amortization	20,235	105
Asset retirement obligation accretion	1,595	-
Total Expenses	427,810	47,223

Loss from operations	(371,933)	(47,223)

Net loss from continuing operations before taxes	(371,933)	(47,223)

Net Income (Loss)	(371,933)	(47,223)

Loss per share (Basic and fully diluted)	(0.02)	-

Weighted average number of common shares outstanding	16,900,079	10,820,600

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Cash Flows from Operating Activities
Net loss	$(371,933)	$(47,223)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	20,235	105
ARO accretion	1,595	-
Bad debt expense	-	24,800
Changes in operating assets and liabilities
Accounts receivable – related party	4,805	-
Other assets	(8,744)	(18,924)
Accounts payable	(13,906)	9,210
Accounts payable - related party	3,561	5,044
Accrued Liabilities	42,571	1,701
Deferred rent	(498)	-

Net cash flows from operating activities	(322,314)	(25,287)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(12,442)
Capital expenditures on oil and gas properties	(3,318)	-

Cash flows from investing activities:	(3,318)	(12,442)

Cash Flows from Financing Activities
Amounts borrowed from related parties	-	110,557

Cash flows from financing activities	-	110,557

Net change in cash and cash equivalents	(325,632)	72,828

Cash and cash equivalents
Beginning of period	731,043	392

End of period	$405,411	$73,220

NON-CASH FINANCING DISCLOSURES
Accrual for purchase of treasury shares (Note 5)	$900	$-
Cancellation of treasury shares	$5,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Art Design, Inc. was incorporated in the State of Colorado on January 16, 2002.  In April 2012, the Company discontinued its prior operations and became involved in the exploration and development of oil and gas. On May 4, 2012, the Company amended its articles of incorporation to change its name to Rockdale Resources Corporation.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2012, as reported in Form 10-K, have been omitted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2013, the Company’s significant accounting policies are consistent with those discussed in the audited financial statements as of December 31, 2012.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings per share was 16,900,079 for the three-month period ended March 31, 2013 and 10,820,600 for the three-month period ended March 31, 2012.

Recently Issued Accounting Pronouncements – Various accounting standards updates have been recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries. No new accounting pronouncements have been issued that are likely to have a material impact to the Company's financial statements.

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

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans to generate profits by drilling productive oil or gas wells.  However, the Company will need to raise the funds required to drill new wells through the sale of its securities, through loans from third parties or from third parties willing to pay the Company’s share of drilling and completing the wells.   The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.  If additional financing is not available when needed, the Company may need to cease operations.   The Company may not be successful in raising the capital needed to drill oil or gas wells.  Any wells which the Company may drill may not be productive of oil or gas.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  We have plans to finance our activities through private offerings of our securities, issuance of corporate bonds and/or joint venture agreements.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
 NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2013
 (Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS

At March 31, 2013 the Company had accounts payable – related-party of $3,561. This amount constitutes the net payment due to RTO Operating, LLC for its services as the operator of the Company’s wells during March 2013.

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock – In April 2012 the Company purchased 9,125,500 of the Company’s common stock from an unrelated third party for $9,126.

In March 2013, Michael Smith transferred 1,600,000 shares of the Company’s common stock, to the Company for consideration of $100. These shares were returned to treasury and cancelled. In addition, in March 2013, John Barton, a former officer and director of the Company, and a number of other shareholders transferred an aggregate of 2,031,707 shares of the Company’s common stock to the Company for aggregate consideration of $800. All such shares were returned to treasury and cancelled.

In March 2013, an additional 45,000 outstanding shares of common stock were cancelled, including 20,000 of treasury stock.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of March 31, 2013, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office rental expense was approximately $10,871 and $0 for the three months ended March 31, 2013 and 2012, respectively.  Deferred rent was approximately $9,386 as of March 31, 2013.

NOTE 7. SUBSEQUENT EVENTS

In April 2013, the Company entered into a lease pertaining to a 440 acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease.  The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (73.5% net revenue interest) in such lease.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on December 31, 2012, and in other reports we file with the SEC from time to time. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.  The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s condensed financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In February 2012 we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, instead, to become active in the exploration and development of oil and gas properties. In furtherance of our business plan, the following have taken place:

·In February 2012, several of our shareholders, including our former officers and directors, sold an aggregate of 9,125,500 shares of our common stock to an unrelated third party.  The unrelated third party sold the shares back to us for $9,126.
·In April 2012 we sold 1,000,000 shares of our common stock to a group of private investors for an aggregate purchase price of $51,250.
·In April 2012 we sold 8,367,850 shares of our common stock to our officers, directors and private investors for an aggregate purchase price of $173,902.
·In May 2012, we changed our name to Rockdale Resources Corporation.
·Between April 1, 2012 and August 31, 2012 we sold an aggregate of 5,781,798 shares of our common stock, at a price of $0.70 per share, to a group of private investors.

Minerva-Rockdale Field

The Minerva-Rockdale Field, which is located approximately 30 miles Northeast of Austin, was first discovered in 1921 and is approximately 50 square miles in size. The main producing formation for this field is the Upper Cretaceous Navarro Group of sands and shales. The Navarro is typically subdivided into several producing zones from the uppermost “A” and “B” sands to the lower “C” and “D” sands. The “B” sand is the primary producing zone. These sands are commonly fine grained and poorly sorted and were deposited close to a shoreline during a cycle of marine regression. The first well in the Minerva-Rockdale field came on producing 7 bbls/day in 1921.  As of April 15, 2013 there were over 14,000 wells drilled and the field has produced 8.5 million bbls of oil. The oil is light, paraffin base, and has an API gravity of around 40 degrees. Water production in the “B” sands is very low.

“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.

In April 2012 we entered into an agreement with Kingman Operating Company, Inc. (“Kingman Operating”), then a related party.  Pursuant to the terms of the agreement:

·
We paid Kingman Operating $475,000 for the assignment of a 100% working interest (75% net revenue interest) in an oil and gas lease covering 200 acres in the Minerva-Rockdale field (the “Minerva Lease”);

·	We paid Kingman Operating $1,375,000 to drill and complete our first five wells; and
·
We paid Kingman Operating $150,000 to drill and complete our sixth well. The price included the assignment of 100% working interest (75% net revenue interest) in an oil and gas lease covering 2.5 acres on a neighboring tract.  We incurred an additional cost of $41,000 from a third party to fracture and stimulate this well.

The cost to drill and complete the first five wells on the Minerva Lease was $275,000 per well.  The cost to drill and complete the sixth well on the Minerva Lease was $191,000.

In December 2012, the Company paid Kingman Operating $106,000 to obtain 3D seismic on the Minerva Lease and an adjacent 440 acres.  In April 2013, the Company obtained a 100% working interest (73.5% net revenue interest) on the adjacent 440 acres, for consideration of 500,000 shares of its common stock.

Michael D. Smith, a former officer and director of the Company, is an officer and director of Kingman Energy, LLC, which controls Kingman Operating.  Kingman Operating formerly served as the Company’s operator pursuant to a contract between the Company and Kingman Operating executed in April 2012.  The Company terminated its agreement with Kingman Operating on January 31, 2013.

We will work independently with vendors to drill wells on our Leases with the supervision of the Company’s director, Patrick Merritt.

The wells will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,800 feet).  Each well will take approximately seven days to drill and complete.

If a well is completed, we will pay RTO Operating, LLC, a related party, $800 per month for operating the well, while the well is producing in commercial quantities.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

As of April 15, 2013 we had drilled and completed our first six oil wells.  As of April 15, 2013 these six wells were collectively producing 5 bbls of oil and 20 bbls of water per day.  We have identified drilling sites for sixteen additional wells on our lease in the Rockdale-Minerva Field.

As of May, 2013 we began the process of drilling two additional wells on our lease in Milam County, Texas.  We plan to have these wells completed and online in June 2013.  However, such completion is contingent upon the Company’s receipt of additional funding.

Results of Operations/Liquidity and Capital Resources

Since we did not become active in the exploration and production of oil until April 2012, a comparison of our operating results for the three months ended March 2013 with the comparable period in 2012 would not be meaningful.  Instead, the following discussion compares the Company’s operating results for the three months ended March 2013 with the operating results for the three months ended December 31, 2012.

During the three months ended March 31, 2013:

·
Sales of oil and gas for the three-month period ended March 31, 2013, totaled $55,877, while sales of oil and gas for the three-month period ended December 31, 2012 totaled $51,062.  These numbers have remained fairly constant over both periods because the Company has operated the same wells over both periods.

·
Lease operating expenses for the three-month period ended March 31, 2013 totaled $36,281, while lease operating expenses for the three-month period ended December 31, 2012 totaled $ 18,999.  This increase is due primarily to increased insurance premiums and increased salt water disposal costs.

·
For the three-month period ended March 31, 2013, the Company incurred general and administrative expenses totaling $367,124.  This total comprises primarily the following: salaries and wages expenses of $131,575; legal expenses of $78,164; and contract labor and professional fees of $85,852.  General and administrative expenses for the fourth quarter of 2012 totaled $295,904, and comprised primarily the following: contract labor and professional fees of $124,214; salaries and wages expenses of $82,955; and legal expenses of $31,352.

Our net losses for the first quarter of 2013 totaled $371,933, as compared to net losses for the fourth quarter of 2012 of $299,776.  These net losses are a result of lower than expected well production and high overhead costs.  We anticipate that we will continue to incur losses unless we are able to drill new (more productive) wells, and are able to decrease overhead expenses.  We are in the process of raising capital to drill new wells and are working to decrease our monthly overhead expenses, in an attempt to become profitable.

Our sources and (uses) of funds for the three months ended March 31, 2013 were:

Cash provided (used) in operations	$(322,314)
Capital expenditures on oil and gas properties	(3,318)

Our anticipated capital requirements for the twelve months ending March 31, 2014 are as follows:

Drilling and completion of oil wells	$2,500,000
Corporate overhead	500,000
$3,000,000

Plan of Operation

We evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which, in the opinion of management, are favorable for the production of oil or gas. If, through our review, a geographical area indicates geological and economic potential, we may attempt to acquire leases or other interests in the area. We may then attempt to sell portions of such leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

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

Our activities will primarily be dependent upon available financing.  We have plans to finance our activities through private offerings of our securities, issuance of corporate bonds and/or joint venture agreements.

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

Trends Affecting Future Operations

The factors that will most significantly affect our results of operations are (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) lease operating expenses. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

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

A decline in oil and gas prices (i) will reduce our cash flow, which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

Other than the foregoing, we do not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on our sales, revenues or expenses.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013:

	Total	2013	2014	2015	Thereafter

Office Lease	$56,267	$51,388	$69,608	$35,271	$-

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2013, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.      Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2013, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROCKDALE RESOURCES CORPORATION

May 15, 2013	By:	/s/ Marc Spezialy
Marc Spezialy
Principal Executive, Financial and Accounting Officer