Form 10-Q
period 2013-06-30
Rockdale Resources Corp
filed 2013-08-14
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,003,041 shares of common stock as of August 14, 2013.

PART I
Item 1.       Financial Statements

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$331,242	$731,043
Accounts receivable-related party, net		4,805
Other current assets	28,381	28,225
Total current assets	359,623	764,073

Property & equipment
Oil and gas, on the basis of full cost accounting
Proved properties	2,810,281	2,125,685
Unproved properties and properties under Development, not being amortized	-	72,950
Furniture, equipment & software	25,621	47,876
Less accumulated depreciation	(67,147)	(36,057)
Net property and equipment	2,768,755	2,210,454

Deferred Tax Assets	-	-
Other Assets	20,000	20,000

Total Assets	$3,148,378	$2,994,527

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$22,692	$43,892
Accounts payable - related party	6,586	-
Accrued liabilities	38,843	22,279
Deferred rent	3,432	2,788
Total current liabilities	71,553	68,959

Deferred rent	5,224	7,096
Asset retirement obligations	64,836	52,644
Convertible debt – related parties, net of debt discounts of $251,184 and $0	98,816	-

Total Liabilities	$240,429	$128,699

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 14,003,041 and 10,820,600 shares issued and outstanding	14,003	17,160
Additional paid in capital	5,168,697	4,519,856
Treasury stock: 20,000 and 0 shares respectively	-	(5,000)
Accumulated deficit	(2,274,751)	(1,666,188)

Total Stockholders' Equity	2,907,949	2,865,828
Total Liabilities and Stockholders' Equity	$3,148,378	$2,994,527

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENT OF EXPENSES
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Oil and gas sales	$38,572	$-	$94,449	$-
Operating expenses
Lease Operating expense	26,900	-	63,181	-
Production tax	1,778	-	4,353	-

General and administrative expenses	230,396	567,510	597,520	589,828
Bad debt - related party	-	-	-	24,800
Depreciation, depletion and amortization	14,221	1,921	34,456	2,026
Asset retirement obligation accretion	1,907	-	3,502	-
Total operating expenses	275,202	569,431	703,012	616,654

Loss from operations	(236,630)	(569,431)	(608,563)	(616,654)

Net loss	$(236,630)	$(569,431)	$(608,563)	$(616,654)

Loss per share (Basic and fully diluted)	$(0.02)	$(0.05)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding	13,963,481	12,436,410	15,423,667	11,492,455

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Cash Flows from Operating Activities
Net loss	$(608,563)	$(616,654)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,456	2,026
Loss on disposal of assets	5,609	250
Accretion expense	3,502	-
Stock-based compensation	5,400	4,200
Bad debt expense – related party	-	24,800
Changes in operating assets and liabilities
Accounts receivable – related party	4,805	(13,500)
Other assets	(677)	(41,326)
Accounts payable	(21,200)	35,948
Accounts payable - related party	6,586	(2,350)
Accrued liabilities	16,564	4,159
Deferred rent	(1,228)	10,880

Net cash flows from operating activities	(554,746)	(591,567)

Cash Flows from Investing Activities
Purchase property and equipment	(6,200)	(16,823)
Proceeds from sale of property and equipment	20,000
Purchase of oil and gas properties	-	(475,000)
Capital expenditures on oil and gas properties	(207,955)	(1,375,000)

Cash flows from investing activities:	(194,155)	(1,866,823)

Cash Flows from Financing Activities

Convertible debt borrowing from related parties	350,000	-
Short term borrowing from related parties	-	110,557
Short term payments to related parties		(156,108)
Purchase of outstanding shares	(900)	(9,126)
Proceeds from issuance of common stock	-	3,349,203

Cash flows from financing activities	349,100	3,294,526

Net change in cash and cash equivalents	(399,801)	836,136

Cash and cash equivalents
Beginning of period	731,043	392

End of period	$331,242	$836,528

NON-CASH FINANCING DISCLOSURES
Cancellation of treasury shares (Note 5)	$5,000	$-
Discount on related party convertible note payable – warrants and conversion feature (Note 5)	251,184	-
Fair value of shares issued in purchase of oil and gas properties (Note 5)	395,000	-
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2013, the Company’s significant accounting policies are consistent with those discussed in the audited financial statements as of December 31, 2012.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings per share was 15,423,667 for the six-month period ended June 30, 2013 and 11,492,455 for the six-month period ended June 30, 2012.

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

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
 NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
 (Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS

At June 30, 2013 the Company had accounts payable – related-party of $6,586. This amount constitutes the net payment due to RTO Operating, LLC for its services as the operator of the Company’s wells during June 2013.

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

In April 2013, the Company was assigned a 100% working interest (75% net revenue interest) in a 623-acre lease in Milam County, Texas.  (The Company had previously been assigned an aggregate of 202.5 acres out of this 623-acre lease via an assignment in March 2012 of 200 acres and an assignment in October 2012 of 2.5 acres.  See “The Subsequent Kingman Assignment” in Item 5 of this Report on Form 10-Q.)  The Company issued 500,000 shares of its common stock valued at $395,000 as consideration for the release of a security interest encumbering this 623-acre lease.

In June 2013 the Company issued 20,000 shares of its common stock valued at $5,400 as employee compensation.

NOTE 6. CONVERTIBLE DEBT – RELATED PARTY

On June 17, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rick Wilber.  Pursuant to the Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $350,000, a convertible secured promissory note in the principal amount of $350,000 (the “Note”) convertible at $0.30 per share, and a warrant to purchase 1,000,000 shares of the Company’s common stock (the “Warrant”) at an exercise price of $0.80 per share.  The Company analyzed the convertible debt and the warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The warrants vest immediately and have a term of 10 years.  The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $148,925, which was recorded as a debt discount.  Variables used in the Black-Scholes option pricing model for the warrants included: (1) discount rate of 2.19%, (2), expected life of ten years, (3) expected volatility of 196% and (4) zero expected dividends.   The note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed.  The intrinsic value of the beneficial conversion feature was determined to be $102,259 and was recorded as a debt discount.  The debt discounts are being amortized over the life of the note using the effective interest method.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of June 30, 2013, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office rental expense was approximately $27,192 and $17,198 for the six months ended June 30, 2013 and 2012, respectively.  Deferred rent was approximately $8,656 as of June 30, 2013.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

NOTE 8. SUBSEQUENT EVENTS

On July 17, 2013, the Company, pursuant to Rule 477(a) of Regulation C promulgated under the Securities Act of 1933, as amended (the “Securities Act”), withdrew its Registration Statement on Form S-1, as amended (File No. 333-184575), together with all exhibits thereto.  The Registration Statement was originally filed with the Commission on October 24, 2012.

Effective August 1, 2013 the Company began functioning as its own operator, and ceased using RTO Operating, LLC as operator, for all of the Company’s current exploration and production activities.  As part of this transition, the Company has filed all required documents with the Railroad Commission of Texas, and is currently updating all insurance policies to cover this change in operating environment.

On August 5, 2013, Matthew Ferguson was appointed to the Board of Directors of the Company. On the same date, the Company issued 500,000 shares of restricted stock to Matthew Ferguson, as consideration for Mr. Ferguson’s future services.  200,000 shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  The remaining 300,000 shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Ferguson’s continued service as a director.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and Mr. Ferguson, and were valued at $0.27 per share, or an aggregate of $135,000.00, on the date of grant.

On August 5, 2013, the Company issued 300,000 shares of restricted stock to Marc Spezialy as consideration for Mr. Spezialy’s continued service as an executive officer of the Company.  These shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Spezialy’s continued service as an executive officer.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and Mr. Spezialy, and were valued at $0.27 per share, or an aggregate of $81,000, on the date of grant.

On August 5, 2013, the Company issued 100,000 shares of restricted stock to a Company employee as consideration for such employee’s continued service.  These shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  Vesting of all shares is subject to the employee’s continued service.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and the employee, and were valued at $0.27 per share, or an aggregate of $27,000, on the date of grant.

The restricted stock described above was offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act and/or Rule 506 promulgated under the Securities Act.

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

In December 2012, the Company paid Kingman Operating $106,000 to obtain 3D seismic on the Minerva Lease and an adjacent 420 acres.   In April 2013, the Company was assigned a 100% working interest (75% net revenue interest) in the adjacent 420 acres.  (In April 2013, the Company was assigned a 623-acre lease in Milam County, Texas.  The Company had previously been assigned an aggregate of 202.5 acres out of this 623-acre lease via an assignment in March 2012 of 200 acres and an assignment in October 2012 of 2.5 acres.  See “The Subsequent Kingman Assignment” in Item 5 of this Report on Form 10-Q.  The Company issued 500,000 shares of its common stock as consideration for the release of a security interest encumbering this 623-acre lease, of which the 420 acres is part.)

Michael D. Smith, a former officer and director of the Company, is an officer and director of Kingman Energy, LLC, which controls Kingman Operating.  Kingman Operating formerly served as the Company’s operator pursuant to a contract between the Company and Kingman Operating executed in April 2012.  The Company terminated its agreement with Kingman Operating on January 31, 2013.

We will work independently with vendors to drill wells on our lease with the supervision of the Company’s director, Matthew Ferguson.

The wells will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,800 feet).  Each well will take approximately seven days to drill and complete.

Beginning August 1, 2013, we took over the operating of all wells.  As such, we will no longer use RTO Operating, LLC for the day to day monitoring of the wells, but we might use them for future tasks on an as-necessary basis.

If, in our sole discretion, the estimated future production from wells drilled on the lease in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

As of July 15, 2013, we have drilled and completed our first eight oil wells.  As of July 15, 2013, these eight wells were collectively producing 11 bbls of oil and 13 bbls of water per day.  We have identified drilling sites for fourteen additional wells on our lease in the Rockdale-Minerva Field.

As of July, 2013 we began the process of drilling one additional well on our lease in Milam County, Texas.  We plan to have this well drilled in August 2013.

Results of Operations/Liquidity and Capital Resources

Since we did not become active in the exploration and production of oil until April 2012, a comparison of our operating results for the six months ended June 2013 with the comparable period in 2012 would not be meaningful.  Instead, the following discussion compares the Company’s operating results for the six months ended June 2013 with the operating results for the six months ended December 31, 2012.

During the six months ended June 30, 2013:

·
Sales of oil and gas for the six-month period ended June 30, 2013, totaled $94,449, while sales of oil and gas for the six-month period ended December 31, 2012 totaled $90,514.  These numbers have remained fairly constant over both periods because the Company has operated the same wells over both periods, with two wells being added in late June 2013.

·
Lease operating expenses for the six-month period ended June 30, 2013 totaled $63,181, while lease operating expenses for the six-month period ended December 31, 2012 totaled $35,088.  This increase is due primarily to increased insurance premiums and increased salt water disposal costs.

For the six-month period ended June 30, 2013, the Company incurred general and administrative expenses totaling $597,520.  This total comprises primarily the following: salaries and wages expenses of $235,629; legal expenses of $149,834; and contract labor and professional fees of $93,052.  General and administrative expenses for the six-month period ended December 31, 2012 totaled $589,828, and comprised primarily the following: contract labor and professional fees of $431,381; salaries and wages expenses of $175,843; and legal expenses of $61,708.

·
Our net losses for the six-month period ended June 30, 2013 totaled $608,562, as compared to net losses for the six-month period ended December 31, 2012 of $823.345.  These net losses are a result of lower than expected well production and high overhead costs.  We anticipate that we will continue to incur losses unless we are able to drill new (more productive) wells, and are able to further decrease overhead expenses.  The net loss in the second quarter of 2013 was $236,629, which is the smallest quarterly loss incurred over the last five quarters, and an improvement of $135,304 in comparison to the net loss in the first quarter of 2013 of $371,933.  This improvement was primarily driven by our efforts to decrease corporate overhead; we experienced a decrease of $147,021.  We are in the process of drilling drill new wells, improving current wells and are working to further decrease our monthly overhead expenses, in an attempt to become profitable.  We plan on raising additional capital in order to drill new wells and to continue making improvements on existing wells.

Our sources and (uses) of funds for the six months ended June 30, 2013 were:

Cash used in operations	$(554,746)
Capital expenditures on oil and gas properties	(207,955)
Cash provided (used) by purchase (sale) of PP&E	(13,800)
Cash provided by financing activities	$349,100

Our anticipated capital requirements for the twelve months ending June 30, 2014 are as follows:

Drilling and completion of oil wells	$2,100,000
Corporate overhead	500,000
$2,600,000

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013:

	Total	2013	2014	2015	Thereafter

Office Lease	$139,216	$34,337	$69,608	$35,271	$-

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2013, for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 3.      Risk Factors

An investment in our securities involves a high degree of risk.  Before making an investment decision, you should carefully consider the risks described below and other information included in our reports filed with the Securities and Exchange Commission.  The risks described below are not the only risks involved in an investment in our securities.  The risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the risks described below actually occur, our business, results of operations, and financial condition could suffer materially.  In that event, the trading price and market value of our securities could decline, and you may lose all or part of your investment in our securities.

Risks Related to Our Company

Our business is difficult to evaluate because we have a limited operating history.

In April 2012, we discontinued our prior operations and became involved in the exploration and development of oil and gas.  In considering whether to invest in our securities, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance.

We have a history of operating losses and there can be no assurance we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable.  We have been dependent on sales of our debt and equity securities to meet our cash requirements.  We have incurred losses totaling $1,392,777 from April 2012 to December 31, 2012, and $371,933 during the first quarter of 2013.  Further, we do not expect positive cash flow from operations in the near term.  There is no assurance that actual cash requirements will not exceed our estimates.

We have received a going concern opinion from our independent auditors.

The independent auditor’s report accompanying our December 31, 2012 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared assuming that we will continue as a going concern.  Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations.  There can be no assurance that we will be able to raise sufficient additional capital or to generate enough cash flow from operations to address all of our cash flow needs.  If we are not able to find alternative sources of cash or to generate positive cash flow from operations, our business will be materially and adversely affected, and we may have to cease operations.

Our failure to obtain additional capital may significantly restrict our proposed operations.

We will need to raise the funds required to drill new wells through the sale of our securities, through loans from third parties, or from third parties willing to pay our share of drilling and completing the wells.  We currently have no commitments from or arrangements with any person to provide us with additional capital.  If additional financing is not available when needed, our business will be materially and adversely affected.  There can be no assurance that we will be able to obtain the capital that we will need.

Relationships upon which we may rely are subject to change, which may diminish our ability to conduct operations.

Our ability to successfully acquire additional leaseholds, to increase our oil and gas reserves, to participate in drilling opportunities, and to identify and enter into commercial relationships with customers will depend on our ability to develop and maintain close working relationships with industry participants and to consummate transactions in a highly competitive environment.  Our inability to maintain close working relationships with industry participants may impair our ability to execute our business plan.

We are dependent upon certain key personnel.  The loss of such personnel could impair our ability to fulfill our business plan.

We are dependent on the services of Marc Spezialy, our Chief Executive Officer, and on the services of the other members of our management team.  The loss of any such individual’s services could impair our ability to complete acquisitions of producing assets and leaseholds, perform relevant managerial and legal services, and maintain key relationships with market participants, which could have a material adverse effect on our business, financial condition, and results of operations.

We incur significant increased costs as a result of operating as a reporting company.

Our management and other personnel need to devote a substantial amount of time to complying with the laws and regulations governing public companies.  Moreover, these laws and regulations increase our legal and financial compliance costs.  If we are not able to comply with these laws and regulations, we could suffer significant adverse consequences, including being subject to investigations or sanctions by the Securities and Exchange Commission or other regulatory authorities, responding to which would require additional financial and management resources.

We may be subject to litigation.

We face the risk of litigation in connection with our operations.  Legal proceedings may subject us to liability for indeterminate amounts of cash or limit our ability to conduct operations.  We could incur significant legal fees and other costs to defend or pursue legal proceedings, and such proceedings could divert management’s resources and attention and cause major business disruptions.  A significant adverse outcome could materially and adversely affect our business, financial position, and results of operations, as well as harm our reputation.

Risks Related to the Oil and Gas Industry

Oil and gas exploration involves a high degree of risk, including the risk that we will drill wells that are not productive at all, or that are not productive enough to make our business profitable.

The primary risk of oil and gas exploration lies in drilling dry holes or drilling and completing wells that, though productive, do not produce oil or gas in sufficient amounts to return the capital expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, down hole fires, blowouts, loss of circulation of drilling fluids, and other conditions are involved in drilling and completing oil and gas wells and, if such hazards are encountered, completion of the well may be substantially delayed or prevented. Additionally, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, or work-over rigs. Even though a well is completed and is found to be productive, water or other substances may be encountered in the well, which may impair or prevent production or marketing of oil or gas from the well.

Industry competition for leases, materials, people, and capital can be significant.

Strong competition exists in all sectors of the oil and gas industry.  We plan to compete with major integrated and other independent oil and gas companies for the acquisition of oil and gas leases and properties.  We also plan to compete for the equipment and personnel required to explore, develop, and operate properties.  Competition is also prevalent in the marketing of oil and gas.  Typically, during times of high or rising commodity prices, drilling and operating costs will also increase.  Higher prices will also generally increase the price of properties available for acquisition.  Our competitors have financial and other resources substantially larger than ours.  They also may have established strategic and long-term positions and relationships in areas in which we may seek new entry.  As a consequence, we may be at a competitive disadvantage in bidding for properties.  In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative fuels, and the application of government regulations.

Oil and gas prices are volatile.

Our financial results are highly dependent on the general supply of and demand for oil and gas, which impacts the prices we ultimately realize on our sales of these commodities.  A significant downward movement of the prices of oil and gas could have a material adverse effect on our revenues, operating cash flows, and profitability.  Such a downward price movement could also have a material adverse effect on our future estimated proved reserves, the carrying value of our future oil and gas properties, the level of planned drilling activities, and our future growth.  Historically, market prices for oil and gas have been volatile, and such prices are likely to continue to be volatile in the future due to numerous factors beyond our control.  These factors include, but are not limited to: consumer demand, conservation efforts, production levels, weather, the price and availability of alternative fuels, the overall economic environment, and governmental regulation and taxes.

Estimates of oil and gas reserves are uncertain.

The process of estimating oil and gas reserves is complex and requires significant judgment in the evaluation of available geological, engineering, and economic data for each reservoir.  Because of the high degree of judgment involved, different reserve engineers may develop different estimates of reserve quantities and related revenue based on the same data.  In addition, the reserve estimates for a given reservoir may change substantially over time as a result of several factors, including additional development activity, the viability of production under varying economic conditions, and variations in production levels and associated costs.  Consequently, material revisions to our future reserve estimates may occur as a result of changes in any of these factors.  Such revisions to reserves could have a material adverse effect on our future estimates of net revenue, as well as our financial condition and profitability.

Discoveries or acquisitions of additional reserves will be needed to avoid a material decline in future reserves and production.

The production rates from oil and gas properties generally decline as reserves are depleted, while related per unit production costs generally increase due to decreasing reservoir pressures and other factors.  Therefore, we anticipate our future estimated proved reserves and future oil and gas production will decline materially as future reserves are produced, unless we conduct successful exploration or development activities or unless we identify additional producing zones in existing wells, successfully utilize secondary or tertiary recovery techniques, or acquire additional properties containing proved reserves.  Consequently, our future oil and gas production and related per unit production costs will be highly dependent on our level of success in finding or acquiring additional reserves.

Our current oil and gas properties are subject to certain royalties, and oil and gas properties that we acquire in the future may be subject to certain royalties, liens, and title risks.

The oil and gas property we currently hold is subject to  a 25% overriding royalty interest in favor of Ardent 1, LLC (on its own behalf and on behalf of the lessor under the subject oil and gas lease).  Interests that we may acquire in oil and gas properties also may be subject to royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes, easements, and other burdens and encumbrances, any of which may subject us to future undetermined expenses.  We do not intend to purchase title insurance, title memos, or title certificates for any leasehold interests we acquire.  It is possible that, at some point, we will have to undertake title work involving substantial costs.  In addition, it is possible that we may suffer title failures resulting in significant losses.

The drilling of oil and gas wells involves hazards that could result in substantial losses and liabilities to third parties.

Drilling for oil and gas subjects us to blowouts, unusual or unexpected formation pressures, down hole fires, and other hazards.  Although we intend to acquire adequate insurance or to be named as an insured under coverage acquired by others (e.g., the driller or operator), we may not be insured against all such losses because such insurance may not be available, premium costs may be deemed unduly high, or for other reasons.  The occurrence of any such hazard could materially adversely affect our business.

Our operations will be affected by federal and state laws and regulations regarding the development, production, and sale of oil and gas.

Federal and state laws and regulations require permits to drill wells and regulate the spacing of wells, the prevention of waste, and other matters.  Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations and the petroleum industry is subject to federal tax laws.  In addition, the production of oil or gas may be interrupted or terminated by governmental authorities due to ecological and other considerations.  Compliance with these regulations may require a significant capital commitment by and expense to us and may delay or otherwise adversely affect our proposed operations.

Our activities will be subject to existing federal and state laws and regulations governing environmental quality and pollution control.

Compliance with environmental legislation and regulations (including regulations restricting access and surface use) may necessitate significant capital outlays, materially affect our earning power, and cause material changes in our intended business.  Furthermore, as an owner or lessee and operator of oil and gas properties, we are subject to various federal, state, and local regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages, and require suspension or cessation of operations in affected areas. Moreover, we are subject to the United States Environmental Protection Agency’s rule requiring annual reporting of greenhouse gas emissions. Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations, and financial condition.

Climate change has the potential to damage our facilities, disrupt our production activities, and cause us to incur significant costs.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, and water availability and quality.  If such effects were to occur, our exploration and production operations may be adversely affected.  Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting our transportation and processing services.  We may not be able to recover through insurance all of the damages, losses, or costs that may result from the effects of climate change.

From time to time we may hedge a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and gas.

We may reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production.  Hedging prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement.  In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged.  If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement.  Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production.  If these payments become too large, the remainder of our business may be adversely affected.  In addition, hedging agreements may expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations.

A sustained recession may adversely affect our results of operations.

If there is a sustained economic downturn in the United States or abroad, oil and gas prices may fall and remain depressed for a long period of time.  A sustained reduction in the prices we receive for our oil and gas production will have a material adverse effect on our results of operations.

Risks Related to Our Securities

The public market for our common stock is minimal.

Our common stock is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume.  Furthermore, even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company, such as us, or to purchase or recommend the purchase of our common stock until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent, as compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your common stock at or near ask prices or at all.

Our stock price may be volatile and the value of our shares may be subject to sudden decreases.

We anticipate that our common stock price will fluctuate.  Such fluctuations may be due to factors including, but not limited to: actual or anticipated fluctuations in our quarterly and annual operating results; decreased demand for oil and gas; loss of key management personnel; regulatory changes; announcements in the oil industry; financing transactions proposed or completed; and broader industry and market trends unrelated to our performance.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in our common stock.

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Consequently, the penny stock rules may affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay or preclude certain trading transactions.  The rules could also have an adverse effect on the market price of our common stock.  Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares.  You may also find it difficult to obtain accurate information about, and quotations as to the price of, our common stock.

There may be restrictions on your ability to resell shares of our common stock.

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six- or twelve-month holding period by the seller, including conditions relating to the manner of sale, volume restrictions, filing requirements, and a requirement that certain information about the issuer be publicly available.  At the time you wish to resell your shares, we may no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or we may not be current in our Exchange Act reporting requirements as required by Rule 144.  Additionally, various state securities laws may impose further restrictions on your ability to sell or transfer shares of our common stock.

Your ownership may be diluted by future issuances of our stock, options, warrants or other securities.

Your ownership in our company may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants, or convertible notes to purchase capital stock.  We may sell securities in the future in order to finance operations, expansions, or particular projects or expenditures without obtaining the approval of the holders of our common stock.

Our articles of incorporation and bylaws could discourage acquisition proposals, delay a change in control, or prevent other transactions.

Provisions of our articles of incorporation and bylaws, as well as provisions of the Colorado Business Corporation Act, may discourage, delay, or prevent a change in control of our company or other transactions that you as a shareholder may consider favorable and may be in your best interest.  Our articles of incorporation and bylaws contain provisions that:

•	authorize the issuance of shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt;
•	limit who may call special meetings of shareholders; and
•	require advance notice for business to be conducted at special shareholder meetings.

Our directors have the authority to issue common and preferred shares without shareholder approval, and preferred shares may be issued with such rights, preferences, and limitations as may be determined by our board of directors.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future.  Authorized and unissued preferred stock could delay, discourage, hinder, or preclude an unsolicited acquisition of our company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of our common stock.

We do not intend to pay any cash dividends on our common stock.

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Prospective investors should not purchase these securities with any view toward the receipt of dividends.

Item 4.      Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2013, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5.       Other Information.

Kingman Agreement and Initial Kingman Assignment

As first reported in Item 2 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2012, the Company entered into the Letter of Agreement for Farmout of Milam County “Airport” Lease (the “Kingman Agreement”) with Kingman Operating Company, Inc. (“Kingman”) on March 21, 2012.  Pursuant to the Kingman Agreement, Kingman agreed to assign to the Company Kingman’s rights (100% working interest, 75% net revenue interest) in an oil and gas lease covering 200 acres1 in the Minerva-Rockdale Field in Milam County, Texas.  Kingman also granted the Company the option to be assigned Kingman’s rights (100% working interest, 75% net revenue interest) in an oil and gas lease covering an additional 300 acres in the Minerva-Rockdale Field (this option expired on January 31, 2013, without being exercised2).  The Kingman Agreement required the Company to appoint Kingman as the operator of the lease on specified terms (see the discussion under “Kingman Operating Agreement” in this Item 5, below).  The Kingman Agreement also required the Company to appoint Michael Smith, an officer and director of Kingman Energy, LLC3, as the Company’s President and Chief Executive Officer on specified terms (see the discussion of Mr. Smith’s employment agreement included in the Report on Form 8-K filed on April 27, 2012.  Mr. Smith resigned as an officer and director of the Company on January 31, 2013.).

As consideration for the foregoing terms, the Company paid Kingman $475,000 and agreed to convey to Kingman 1,600,000 shares of the Company’s common stock (such shares were reconveyed to the Company by Michael Smith, an officer and director of Kingman, in March 2013, for $100).  In the Kingman Agreement, the Company also agreed to convey back to Kingman a 10% working interest in the lease at such time as the Company recovers, from the net proceeds of the sale of any oil or gas produced from any wells drilled or completed on the lease, an amount equal to the cost of drilling, testing, completing, equipping, and operating any wells drilled on the lease (such 10% working interest, the “Reversionary Interest”).  Additionally, the Company agreed to secure and maintain, at the Company’s expense, office space for Kingman’s use in Austin, Texas, for a period of three years.  (Kingman released the Company from the office-space obligation, and from the obligation to convey the Reversionary Interest to Kingman, as of February 1, 2013.)

To effect the assignment of the 200-acre lease provided for by the Kingman Agreement, on March 22, 2012, Kingman executed an Assignment of Paid-Up Oil and Gas Lease (the “Initial Kingman Assignment”) in favor of the Company.  The Initial Kingman Assignment was subject to an overriding royalty interest in favor of Ardent 1, LLC (on its own behalf and on behalf of the lessor under the subject Paid-Up Oil and Gas Lease (i.e., the Noack Lease)), equal to 25% of any oil and gas produced from the lease.  To avoid termination of the Initial Kingman Assignment, the Initial Kingman Assignment required the Company to drill a producing well within 120 days after the Initial Kingman Assignment’s effective date.  The Initial Kingman Assignment was made expressly subject to the Kingman Agreement and the Reversionary Interest granted to Kingman by the Kingman Agreement.  The Initial Kingman Assignment required that the Company operate the lease to obtain the maximum production from the well for each month, subject to compliance with applicable rules and regulations of the Texas Railroad Commission.  Per the Initial Kingman Assignment, the Company was subject to all of the terms, conditions, covenants, and obligations of the lease.

The Initial Kingman Assignment was superseded in its entirety by the Subsequent Kingman Assignment, discussed in this Item 5, below.

The foregoing summaries do not purport to be complete and are qualified in their entirety by reference to the Kingman Agreement and the Initial Kingman Assignment, copies of which are attached to this Report as Exhibits 10.1 and 10.2, respectively, and which are incorporated herein by reference.

1
The entire lease, dated June 20, 2011, between Noack Farms, LLC, as Lessor, and Ardent 1, LLC, as Lessee (the “Noack Lease”), covers approximately 623 acres.  Pursuant to the Kingman Agreement, the Company was assigned that portion of the Noack Lease covering 200 of the 623 acres.  Ardent 1, LLC assigned the Noack Lease to Kingman on January 11, 2012.  The Noack Lease is attached to this Report as Exhibit 10.8 and is incorporated herein by reference.

2	On November 7, 2012, the option to acquire the lease covering the additional 300 acres was extended until January 31, 2013. This additional 300 acres is also part of the Noack Lease.

3	Kingman Energy, LLC wholly owns and controls Kingman, and Mr. Smith owns 100% of Kingman Energy, LLC.

Kingman Operating Agreement

On March 31, 2012, the Company and Kingman Operating Company, Inc. (“Kingman”) entered into a Single Owner Turnkey Drilling and Operating Agreement (the “Operating Agreement”).  As of March 31, 2012, Michael Smith served as the Company’s President and Chief Executive Officer, and Mr. Smith also controlled Kingman on such date.  (Mr. Smith resigned as an officer and director of the Company on January 31, 2013.)    According to the Form 4 filed by Mr. Smith on January 10, 2013, at the time the Operating Agreement was executed, neither Kingman nor Mr. Smith owned any shares of the Company’s common stock.

Under the Operating Agreement, Kingman agreed to develop and operate the Company’s 200-acre oil and gas lease in the Minerva-Rockdale Field.  The Operating Agreement provided that Kingman was to drill wells on a turnkey basis at a rate of $275,000 per well1 and established a monthly management fee to Kingman of $1,000 per well.  Additionally, the Company granted Kingman a lien on the Company’s interest in the lease, and any personal property or fixtures on the lease, to secure the Company’s obligations under the Operating Agreement.  The Operating Agreement was for an initial term of 5 years, and was to continue thereafter unless terminated by either party on 60 days’ notice.  The Operating Agreement was terminable by the Company, after notice and the expiration of a cure period, for Kingman’s breach.  The Operating Agreement was terminated as of February 1, 2013, without penalty, by the mutual agreement of the parties in connection with Mr. Smith’s resignation.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Operating Agreement, a copy of which is attached to this Report as Exhibit 10.3 and which is incorporated herein by reference.

1
The Company paid Kingman $275,000 per well to drill and complete the Company’s first five wells.  The Company paid Kingman $150,000 to drill the Company’s sixth well.  The price of the sixth well included the Kingman C-1 Assignment, discussed in this Item 5, below.  The Company incurred additional costs of $41,000 from a third party to fracture and stimulate the sixth well.

Issuance of Common Stock

On April 25, 2012, the Company issued 1,600,000 shares of its Common Stock to Michael Smith, then the Company’s President and Chief Executive Officer, as consideration for future services.  The shares were issued pursuant to the Kingman Agreement, discussed in this Item 5, above.

These securities were offered and sold to Mr. Smith in a private placement transaction made in reliance upon the exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 promulgated under the Securities Act.  Mr. Smith is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The 1,600,000 shares were reconveyed to the Company by Michael Smith, an officer and director of Kingman, in March 2013, for $100.

Partners Consulting Agreement

On May 1, 2012, the Company entered into an Agreement for Consulting Services (the “Partners Agreement”) with Energy Capital Partners, LLC (“Partners”).  As of May 1, 2012, John Barton served as a director of the Company, and Mr. Barton also controlled Partners on such date.  (Mr. Barton resigned as an officer and director of the Company on March 13, 2013.)  According to the Form 4 filed by Mr. Barton on January 22, 2013, at the time the Partners Agreement was executed, Mr. Barton and persons controlled by Mr. Barton owned 1,231,707 shares, or approximately 7%, of the Company’s then-outstanding common stock.

Pursuant to the Partners Agreement, the Company paid Partners $18,000 per month for Partners’ services as a capital formation advisor.  The Partners Agreement also provided for the reimbursement of all reasonable out-of-pocket expenses.  Under the Partners Agreement’s terms, it was to remain in place until April 30, 2013, though it provided for extension by mutual agreement, termination by either party at any time on 30 days’ notice, or immediate termination by the Company for cause (as defined therein).  The Partners Agreement was terminated as of March 6, 2013, without penalty, by mutual agreement of the parties.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Partners Agreement, a copy of which is attached to this Report as Exhibit 10.4 and which is incorporated herein by reference.

Kingman C-1 Assignment

On October 8, 2012, Kingman Operating Company, Inc. (“Kingman”) executed an Assignment of Paid-Up Oil and Gas Lease (the “Kingman C-1 Assignment”) in favor of the Company.  As of October 8, 2012, Michael Smith served as the Company’s President and Chief Executive Officer and as a Company director, and Mr. Smith also controlled Kingman on such date.  (Mr. Smith resigned as an officer and director of the Company on January 31, 2013.)  According to the Form 4 filed by Mr. Smith on January 10, 2013, at the time the Kingman C-1 Assignment was executed, Mr. Smith owned 1,600,000 shares, or approximately 9%, of the Company’s then-outstanding common stock.

Pursuant to the Kingman C-1 Assignment, Kingman assigned its rights in an oil and gas lease (100% working interest) covering Well Number C-1, located in the Minerva-Rockdale Field in Milam County, Texas (the “C-1 Lease”), to the Company.1  The Kingman C-1 Assignment is subject to an overriding royalty interest in favor of Ardent 1, LLC (on its own behalf and on behalf of the subject lessor under the Paid-Up Oil and Gas Lease (i.e., the Noack Lease)), equal to 25% of any oil and gas produced from the assigned property.  Under the Kingman C-1 Assignment, the Company must operate the C-1 Lease to obtain the maximum production from the well for each month, subject to compliance with applicable rules and regulations of the Texas Railroad Commission.  Per the Kingman C-1 Assignment, the Company is subject to all of the terms, conditions, covenants, and obligations of the C-1 Lease.  The Company paid Kingman $150,000 as consideration for the Kingman C-1 Assignment.2

The Kingman C-1 Assignment was superseded in its entirety by the Subsequent Kingman Assignment, discussed in this Item 5, below.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Kingman C-1 Assignment, a copy of which is attached to this Report as Exhibit 10.5 and which is incorporated herein by reference.

1           The 2.5-acre tract on which Well Number C-1 is located is part of the 623-acre Noack Lease.  For a discussion of the Noack Lease, see “Kingman Agreement and Initial Kingman Assignment” in this Item 5, above.

2           The $150,000 consideration also covered Kingman’s drilling of the Company’s sixth well, as discussed under “Kingman Operating Agreement” in this Item 5, above.  The Company incurred additional costs of $41,000 from a third party to fracture and stimulate the sixth well.

Spezialy Agreement

As disclosed on the Form 8-K filed on February 6, 2013, Marc Spezialy was appointed the Company’s Chief Executive Officer on January 31, 2013.  In connection with this appointment, on February 1, 2013, the Company and Mr. Spezialy entered into an Officer Employment Agreement (the “Spezialy Agreement”).  Under the Spezialy Agreement, Mr. Spezialy agreed to serve as the Company’s Chief Executive Officer and Chief Financial Officer and to perform the responsibilities typical to such positions.  The Spezialy Agreement entitles Mr. Spezialy to a salary of $10,000 per month and the reimbursement of all reasonable out-of-pocket expenses.  The Spezialy Agreement is to remain in effect until terminated by either party.  Either party may terminate the Spezialy Agreement on 30 days’ written notice, or the Company may immediately terminate the Spezialy Agreement for cause.  “Cause” means conduct that has or may have an adverse effect on the Company, gross negligence or willful misconduct to the Company’s detriment, or fraud or embezzlement.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Spezialy Agreement, a copy of which is attached to this Report as Exhibit 10.6 and which is incorporated herein by reference.

The Subsequent Kingman Assignment

On April 5, 2013, Kingman Operating Company, Inc. (“Kingman”) executed an Assignment and Bill of Sale in favor of the Company (the “Subsequent Kingman Assignment”).  According to its terms, the Subsequent Kingman Assignment took effect as of March 20, 2012, at 12:00 a.m.  Pursuant to the Subsequent Kingman Assignment, Kingman assigned the Company all of Kingman’s interest (100% working interest, 75% net revenue interest) in an oil and gas lease dated June 20, 2011, from Noack Farms, LLC, as Lessor, to Ardent 1, LLC, as Lessee (the “Noack Lease”)1, which covers approximately 623 acres in the Minerva-Rockdale Field in Milam County, Texas.

As of March 22, 2012, the Company owned a 100% working interest, 75% net revenue interest in 200 of the Noack Lease’s 623 acres, pursuant to the Initial Kingman Assignment, discussed in this Item 5, above.  Further, as of October 8, 2012, the Company also owned a 100% working interest, 75% net revenue interest in approximately 2.5 of the Noack Lease’s 623 acres, pursuant to the Kingman C-1 Assignment, discussed in this Item 5, above.  The Subsequent Kingman Assignment consolidates the rights granted pursuant to the Initial Kingman Assignment and the Kingman C-1 Assignment, supersedes the Initial Kingman Assignment and the Kingman C-1 Assignment in their entirety, and grants the Company a 100% working interest (75% net revenue interest) in the remainder of the Noack Lease--an additional area covering approximately 420 acres adjacent to the 200-acre and 2.5-acre tracts previously assigned.

In addition to the working and net revenue interests in the Noack Lease described above, the Subsequent Kingman Assignment also assigns the Company all of Kingman’s interests in: (i) any tangible personal property related to oil or gas wells located on the Noack Lease; (ii) all presently existing pooling agreements and drilling, spacing, or production units allocated to the Noack Lease; (iii) any contracts relating to the Noack Lease or wells drilled on the Noack Lease; (iv) the hydrocarbons in, on, under, or produced from the Noack Lease; (v) all easements and other rights connected to the Noack Lease or wells drilled on the Noack Lease; (vi) rights and benefits arising from any imbalance attributable to the Noack Lease as of the Noack Lease’s effective time; and (vii) rights to use the surface for operations.

The Subsequent Kingman Assignment is expressly made subject to certain matters affecting the Noack Lease, which include (among others): (i) royalties, overriding royalties and other encumbrances of record; (ii) operating agreements, pooling agreements, unitization and pooling designations, processing agreements, and purchase contracts; (iii) easements, surface leases, and restrictive covenants; and (iv) certain rights vested in governmental authorities.

Under the Subsequent Kingman Assignment, Kingman agrees to retain certain liabilities related to the Lease, and to indemnify the Company for losses relating to such retained liabilities.

The Company paid Kingman $10.00 as consideration for the Subsequent Kingman Assignment.  In a separate transaction, the Company issued 500,000 shares of its common stock to H. Hal McKinney in consideration for Mr. McKinney’s release of a security interest encumbering the Noack Lease.2

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Subsequent Kingman Assignment, a copy of which is attached to this Report as Exhibit 10.7 and which is incorporated herein by reference.

1           The Noack Lease is attached to this Report as Exhibit 10.8 and is incorporated herein by reference.  For a discussion of the Noack Lease, see “Kingman Agreement and Initial Kingman Assignment” in this Item 5, above.

2           The 500,000 shares also included consideration for the settlement of a lawsuit filed by Mr. McKinney and entities owned by Mr. McKinney against the Company in Milam County District Court.

Item 6.                                Exhibits.

10.1	Letter of Agreement for Farmout of Milam County “Airport” Lease between Rockdale Resources Corporation and Kingman Operating Company, Inc., dated March 21, 2012.

10.2	Assignment of Paid-Up Oil and Gas Lease by Kingman Operating Company, Inc. in favor of Rockdale Resources Corporation, dated March 22, 2012.

10.3	Single Owner Turnkey Drilling and Operating Agreement between Kingman Operating Company, Inc. and Rockdale Resources Corporation, dated March 31, 2012.

10.4	Agreement for Consulting Services between Energy Capital Partners, LLC and Rockdale Resources Corporation, dated May 1, 2012.

10.5	Assignment of Paid-Up Oil and Gas Lease by Kingman Operating Company, Inc. in favor of Rockdale Resources Corporation, dated October 8, 2012.

10.6	Officer Employment Agreement between Rockdale Resources Corporation and Marc Spezialy, dated February 1, 2013.

10.7	Assignment and Bill of Sale by Kingman Operating Company, Inc. in favor of Rockdale Resources Corporation, dated as of March 20, 2012.

10.8	Paid-Up Oil and Gas Lease between Noack Farms, LLC and Ardent 1, LLC, dated June 20, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKDALE RESOURCES CORPORATION

August 14, 2013	By:	/s/ Marc Spezialy
Marc Spezialy
Principal Executive, Financial and Accounting Officer