Form 10-Q
period 2013-09-30
Rockdale Resources Corp
filed 2013-11-13
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:    000-52690

ROCKDALE RESOURCES CORPORATION
 (Exact name of registrant as specified in its charter)

Colorado	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5114 Balcones Woods Drive, Suite 307-511
Austin, Texas  78759
 (Address of principal executive offices, including Zip Code)

(512) 537-2257
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,103,041 shares of common stock as of November 13, 2013.

PART I

Item 1.     Financial Statements

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$118,461	$731,043
Accounts receivable-related party, net	-	4,805
Accounts receivable	41,039
Other current assets	46,805	28,225
Total current assets	206,305	764,073

Property & equipment
Oil and gas, on the basis of full cost accounting
Proved properties	2,969,475	2,125,685
Unproved properties and properties under Development, not being amortized	-	72,950
Furniture, equipment & software	30,966	47,876
Less accumulated depreciation	(92,348)	(36,057)
Net property and equipment	2,908,093	2,210,454

Other assets	20,000	20,000

Total assets	$3,134,398	$2,994,527

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$36,814	$43,892
Accounts payable - related party	2,700	-
Accrued liabilities	2,705	22,279
Deferred rent	3,746	2,788
Total current liabilities	45,965	68,959

Deferred rent	4,070	7,096
Asset retirement obligations	84,997	52,644
Note payable related party	450,000
Discount on note payable	(327,722)

Total Liabilities	257,310	128,699

Stockholders' Equity (Deficit)
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 14,003,041 and 17,159,748 shares issued and outstanding	14,003	17,160
Additional paid in capital	5,273,173	4,519,856
Treasury stock: 0 and 20,000 shares respectively	-	(5,000)
Accumulated deficit	(2,410,088)	(1,666,188)

Total Stockholders' Equity (Deficit)	2,877,088	2,865,828
Total Liabilities and Stockholders' Equity (Deficit)	$3,134,398	$2,994,527

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENT OF EXPENSES
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Oil and gas sales	$82,722	$39,452	$177,171	$39,452
Operating Expenses
Lease operating expense	57,214	16,089	120,395	16,089
Production tax	3,812	1,818	8,165	1,818

General and administrative expenses	113,294	543,011	710,815	1,132,838
Bad debt - related party	-	-	-	24,800
Depreciation, depletion and amortization	25,722	2,103	60,178	4,129
Asset retirement obligation accretion	2,507	-	6,009	-

Total operating expenses	202,549	563,021	905,561	1,179,675

Loss from operations	(119,827)	(523,569)	(728,390)	(1,140,223)

Interest (expense)	15,510	-	15,510	-

Net loss from continuing operations before taxes	(135,337)	(523,569)	(743,900)	(1,140,223)

Net loss	$(135,337)	$(523,569)	$(743,900)	$(1,140,223)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.03)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding	14,003,041	16,716,143	14,944,922	13,178,805

 The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	(Unaudited) Nine Months Ended September 30, 2013	(Unaudited) Nine Months Ended September 30, 2012

Cash Flows from Operating Activities
Net loss	$(743,900)	$(1,140,223)
Adjustment to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	60,178	4,129
Accretion Expense	15,510
Loss on disposal of assets	5,609	250
ARO Accretion	6,009	-
Stock-based compensation	17,827	77,700
Bad debt expense – related party	-	24,800
Changes in operating assets and liabilities
Accounts receivable – related party	4,805	(16,450)
Accounts receivable	(41,039)
Other assets	(19,623)	(39,782)
Accounts payable	(7,078)	6,151
Accounts payable - related party	2,700	(2,350)
Accrued liabilities	(19,574)	4,201
Deferred rent	(2,067)	10,382

Net cash flows from operating activities	(720,642)	(1,071,192)

Cash Flows from Investing Activities
Purchase property and equipment	(6,200)	(16,823)
Proceeds from sale of property and equipment	20,000
Purchase of oil and gas properties	-	(475,000)
Capital expenditures on oil and gas properties	(354,840)	(1,525,000)

Cash flows from investing activities:	(341,040)	(2,016,823)

Cash Flows from Financing Activities

Borrowings on convertible debt – related parties	450,000	-
Short term borrowing from related parties	-	110,557
Short term payments to related parties	-	(156,108)
Purchase of outstanding shares	(900)	(9,126)
Proceeds from issuance of common stock	-	4,272,403

Cash flows from financing activities	449,100	4,217,726

Net change in cash and cash equivalents	(612,582)	1,129,711

Cash and cash equivalents
Beginning of period	731,043	392

End of period	118,461	1,130,103

NON-CASH FINANCING DISCLOSURES
Cancellation of treasury shares (Note 6)	$5,000	$-
Discount on related party convertible note payable – warrants and conversion feature (Note 5)	343,232	-
Fair value of shares issued in purchase of oil and gas properties (Note 5)	395,000	-
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2013, the Company’s significant accounting policies are consistent with those discussed in the audited financial statements as of December 31, 2012.

Earnings Per Share – Basic earnings per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings per share was 14,944,922 for the nine-month period ended September 30, 2013 and 13,178,805 for the nine-month period ended September 30, 2012.

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

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
 NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
 (Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS

At September 30, 2013 the Company had accounts payable – related-party of $2,700. This amount constitutes the net payment due to RTO Operating, LLC for a piece of equipment purchased in September 2013.  RTO Operating, LLC was the Company’s operator of record prior to August 1, 2013.  RTO Operating, LLC is partially owned by a significant shareholder.

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock –In March 2013, Michael Smith transferred 1,600,000 shares of the Company’s common stock to the Company for consideration of $100. These shares were returned to treasury and cancelled. In addition, in March 2013, John Barton, a former officer and director of the Company, and a number of other shareholders transferred an aggregate of 2,031,707 shares of the Company’s common stock to the Company for aggregate consideration of $800. All such shares were returned to treasury and cancelled.

In March 2013, an additional 45,000 outstanding shares of common stock were cancelled, including 20,000 of treasury stock.

In April 2013, the Company was assigned a 100% working interest (75% net revenue interest) in a 623-acre lease in Milam County, Texas.  (The Company had previously been assigned an aggregate of 202.5 acres out of this 623-acre lease via an assignment in March 2012 of 200 acres and an assignment in October 2012 of 2.5 acres.  See “The Subsequent Kingman Assignment” in Item 5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013.)  The Company issued 500,000 shares of its common stock valued at $395,000 as consideration for the release of a security interest encumbering this 623-acre lease.

In June 2013 the Company issued 20,000 shares of its common stock valued at $5,400 as employee compensation.

On August 5, 2013, Matthew Ferguson was appointed to the Board of Directors of the Company. On the same date, the Company issued 500,000 shares of restricted stock to Matthew Ferguson, as consideration for Mr. Ferguson’s future services.  200,000 shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  The remaining 300,000 shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Ferguson’s continued service as a director.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and Mr. Ferguson, and were valued at $0.27 per share, or an aggregate of $135,000.00, on the date of grant.  As of September 30, 2013, the Company has incurred $8,285 of stock based compensation expense related to these shares.

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

On August 5, 2013, the Company issued 100,000 shares of restricted stock to a Company employee as consideration for such employee’s continued service.  These shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  Vesting of all shares is subject to the employee’s continued service.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and the employee, and were valued at $0.27 per share, or an aggregate of $27,000, on the date of grant.  As of September 30, 2013, the Company has incurred $4,142 of stock based compensation expense related to these shares.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

NOTE 6. CONVERTIBLE DEBT – RELATED PARTY

On June 17, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rick Wilber.  Pursuant to the Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $350,000, a convertible secured promissory note in the principal amount of $350,000 (the “Note”) convertible at $0.30 per share, and a warrant to purchase 1,000,000 shares of the Company’s common stock (the “Warrant”) at an exercise price of $0.80 per share.  The Company analyzed the Note and the Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The Warrant vests immediately and has a term of 10 years.  The relative fair value of the Warrant was measured using the Black-Scholes option pricing model and determined to be $148,925, which was recorded as a debt discount.  Variables used in the Black-Scholes option pricing model for the Warrant included: (1) discount rate of 2.19%, (2), expected life of ten years, (3) expected volatility of 196% and (4) zero expected dividends.   The Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed.  The intrinsic value of the beneficial conversion feature was determined to be $102,259 and was recorded as a debt discount.  The debt discounts are being amortized over the life of the Note using the effective interest method.

On September 30, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “September Purchase Agreement”) with Rick Wilber.  Pursuant to the September Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “September Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “September Warrant”) at an exercise price of $0.80 per share.  The Company analyzed the September Note and the September Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The September Warrant vests immediately and has a term of 10 years.  The relative fair value of the September Warrant was measured using the Black-Scholes option pricing model and determined to be $46,024 which was recorded as a debt discount.  Variables used in the Black-Scholes option pricing model for the September Warrant included: (1) discount rate of 2.64%, (2), expected life of ten years, (3) expected volatility of 196.3% and (4) zero expected dividends.   The September Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed.  The intrinsic value of the beneficial conversion feature was determined to be $46,024 and was recorded as a debt discount.  The debt discounts are being amortized over the life of the September Note using the effective interest method.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of September 30, 2013, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office rental expense was approximately $43,521 and $40,039 for the nine months ended September 30, 2013 and 2012, respectively.  Deferred rent was approximately $7,817 as of September 30, 2013.  Effective November 1, 2013, the Company sublet its office space.  The subtenant has assumed the Company’s rent obligations under the prime lease, but the Company remains liable under the prime lease should the subtenant default.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

NOTE 8. SUBSEQUENT EVENTS

On October 2, 2013, the Company executed a Paid Up Oil and Gas Lease (the “New Lease”) between Noack Farms, LLC (“Noack”), as Lessor, and the Company, as Lessee.(1)  Under the New Lease, Noack leased to the Company 623.29 acres in Milam County, Texas, for the purpose of exploring for, developing, producing, and marketing oil and gas, along with all hydrocarbon and hydrocarbon substances produced in association therewith.  The New Lease provides for royalties of 1/6th of the production from the leased premises to be paid to Noack.

The land described in the New Lease was subject to a pre-existing Paid Up Oil and Gas Lease dated June 20, 2011, from Noack, as Lessor, to Ardent 1, LLC, as Lessee (the “Prior Lease”).  The New Lease provided that it was subordinate to the Prior Lease, and that it would not become effective until the termination or release of the Prior Lease.

By virtue of a series of assignments, the Prior Lease previously had been assigned to the Company as Lessee effective as of March 20, 2012.  (The assignment to the Company is filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013, and the Prior Lease is filed as Exhibit 10.8 to such Quarterly Report.)  All of the Company’s current wells are drilled on the 623.29 acres that constitute the leased premises under the New Lease and the Prior Lease.

On October 24, 2013, the Company filed a release of the Prior Lease.

As consideration for the New Lease, concurrently with Noack’s execution of the New Lease in June 2013, the Company paid Noack $3,116.45.  As further consideration for the New Lease, on October 24, 2013, the Company issued Noack 100,000 shares of the Company’s common stock.  Under the New Lease, the Company must pay $1,000.00 per acre for well sites (with payments for fractions of an acre to be prorated based on the fraction of the acre used) as compensation for surface damages.  The Company is also obligated to pay for certain other damages actually caused to the leased premises.

In conjunction with Noack’s execution of the New Lease, on May 31, 2013, the Company entered into a Defense and Indemnity Agreement with Noack Farms, LLC (the “Defense Agreement”).  Under the Defense Agreement, the Company agreed to defend and indemnify Noack and certain parties related to Noack against certain claims asserted by any third party relating to the negotiation, execution, recording, or existence of the New Lease.

(1)           The New Lease is dated June 3, 2013.  Noack executed the New Lease on June 2, 2013, and the Company executed the New Lease on October 2, 2013.

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

The cost to drill and complete the first five wells on the Minerva Lease was $275,000 per well.  The cost to drill and complete the sixth well on the Minerva Lease was $191,000.  The aggregate cost to drill the most recently completed three wells on the Minerva Lease was $317,000.

In December 2012, the Company paid Kingman Operating $106,000 to obtain 3D seismic on the Minerva Lease and an adjacent 420 acres.   In April 2013, the Company was assigned a 100% working interest (75% net revenue interest) in the adjacent 420 acres.  (In April 2013, the Company was assigned a 623-acre lease in Milam County, Texas.  The Company had previously been assigned an aggregate of 202.5 acres out of this 623-acre lease via an assignment in March 2012 of 200 acres and an assignment in October 2012 of 2.5 acres.  See “The Subsequent Kingman Assignment” in Item 5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013.  The Company issued 500,000 shares of its common stock as consideration for the release of a security interest encumbering this 623-acre lease, of which the 420 acres is part.)

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

Beginning August 1, 2013, we took over the operating of all wells.  As such, we will no longer use RTO Operating, LLC for the day to day monitoring of the wells.

If, in our sole discretion, the estimated future production from wells drilled on the lease in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

As of September 30, 2013, we have drilled and completed our first nine oil wells.  As of September 30, 2013, these nine wells were collectively producing approximately 30 bbls of oil and 70 bbls of water per day.  We have identified drilling sites for four additional wells on our lease in the Rockdale-Minerva Field.

As of October 2013, we began the process of drilling one additional well on our lease in Milam County, Texas.  We plan to have this well drilled in December 2013.

Results of Operations/Liquidity and Capital Resources

Since we did not become active in the exploration and production of oil until April 2012, a comparison of our operating results for the nine months ended September 2013 with the comparable period in 2012 would not be meaningful.  Instead, the following discussion compares the Company’s operating results for the nine months ended September 2013 with the operating results for the nine months ended December 31, 2012.

During the nine months ended September 30, 2013:

·
Sales of oil and gas for the nine-month period ended September 30, 2013, totaled $177,171, while sales of oil and gas for the nine-month period ended December 31, 2012 totaled $90,514.  We did not begin selling oil until August 2012.  Average monthly oil sales for the five months ended December 31, 2012 were $18,103 and average monthly oil sales for the nine months ended September 30, 2013 were $19,686.  These numbers have remained fairly constant over both periods because the Company has operated the same wells over both periods, with two wells being added in late June 2013 and one in late August 2013.  Production increased in September of 2013 due to fracturing of three wells and drilling of the well in August, but the average monthly production was reduced by lower production in the first eight months of 2013, resulting in similar average monthly production over the periods being compared.

·
Lease operating expenses for the nine-month period ended September 30, 2013 totaled $120,395, while lease operating expenses for the nine-month period ended December 31, 2012 totaled $35,088.  We were not pumping wells until August 2012.  Average monthly lease operating expenses for the five-months ended December 31, 2012 were $7,018 and average monthly lease operating expenses for the nine months ended September 30, 2013 were $13,377.  This increase is due primarily to increased insurance premiums, increased salt water disposal costs and the cost of operating of additional wells.

For the nine-month period ended September 30, 2013, the Company incurred general and administrative expenses totaling $710,814.  This total comprises primarily the following: salaries and wages expenses of $283,451; legal expenses of $191,441; and contract labor and professional fees of $102,002.  General and administrative expenses for the nine-month period ended December 31, 2012 totaled $1,406,425, and comprised primarily the following: contract labor and professional fees of $583,874; salaries and wages expenses of $251,780; and legal expenses of $104,460.

·
Our net losses for the nine-month period ended September 30, 2013 totaled $713,900, as compared to net losses for the nine-month period ended December 31, 2012 of $1,392,777.  These net losses are a result of lower than expected well production and high overhead costs.  We anticipate that we will continue to incur losses unless we are able to drill new (more productive) wells, and are able to further decrease overhead expenses.  The net loss in the third quarter of 2013 was $135,337, which is the smallest quarterly loss incurred over the last six quarters, and an improvement of $101,293 in comparison to the net loss in the second quarter of 2013 of $236,630.  This improvement was primarily driven by our efforts to further decrease corporate overhead; we experienced a decrease of $117,102 in general and administrative expenses from the second quarter of 2013 to the third quarter of 2013.  We are in the process of drilling new wells and improving current wells, and we are working to further decrease our monthly overhead expenses in an attempt to become profitable.  We plan on raising additional capital in order to drill new wells and to continue making improvements on existing wells.  We anticipate capital requirements for the next twelve months of approximately $11,000,000.  We plan to use a portion of this capital for acquiring additional oil and gas leases and drilling and completing new wells.

Our sources and (uses) of funds for the nine months ended September 30, 2013 were:

Cash used in operations	$(720,642)
Capital expenditures on oil and gas properties	(354,840)
Cash provided (used) by purchase (sale) of PP&E	13,800
Cash provided by financing activities	$449,100

Our anticipated capital requirements for the twelve months ending September 30, 2014 are as follows:

Drilling and completion of oil wells	$10,500,000
Corporate overhead	500,000
$11,000,000

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

Item 3.     Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2013, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings.

On November 2, 2012, a lawsuit was filed by William D. Veasey IV against the Company and certain other defendants: William D. Veasey IV v. Kingman Energy, LLC, Kingman Operating Company, Inc., Kingman Energy Investors I, L.P., Kingman Energy I, LP, Kingman Energy II, LP, Rockdale Resources Corporation, and Michael D. Smith, Case No. DC-12-12976, filed in the District Court of Dallas County, Texas.  The Plaintiff alleges that Michael Smith, on behalf of one or more of the Kingman entities named as Defendants (such entities, collectively, the “Kingman Defendants”), promised the Plaintiff a partnership interest and certain other financial rights in one or more of the Kingman Defendants, and that Mr. Smith failed to keep his promise.  Mr. Smith formerly served as an officer and director of the Company; he resigned these positions on January 31, 2013.  As part of this suit, the Plaintiff has alleged that the Company is vicariously liable for the actions of Mr. Smith.  The Plaintiff is seeking unspecified amounts of actual damages, compensatory damages, punitive damages, consequential damages, and pecuniary damages, plus certain fees and costs, from the Defendants.

On December 3, 2012 (as supplemented on December 18, 2012), the Company filed an answer denying, and specially excepting to, the Plaintiff’s allegations.  This case is currently set for trial during the week of November 18, 2013.  The Company intends to vigorously defend against the propriety of its involvement in this case, as well as the merits of this matter.  However, the final disposition of this case, and the impact of such final disposition, cannot be determined at this time.

Item 6.     Exhibits.

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

ROCKDALE RESOURCES CORPORATION

November 13, 2013	By:	/s/ Marc Spezialy
Marc Spezialy
Principal Executive, Financial and Accounting Officer