Form 10-K
period 2013-12-31
Rockdale Resources Corp
filed 2014-03-31
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52690

ROCKDALE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

5114 Balcones Woods Dr., Suite 307-511 Austin, Texas	78759
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (512) 537-2257

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013 was approximately $3,439,251.

As of March 26, 2014, the Registrant had 16,569,738 outstanding shares of common stock.

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

ITEM 1. BUSINESS.

Background

We were incorporated in Colorado on January 16, 2002.

We planned to sell custom framed artwork, art accessories, and interior design consulting. However, we generated only limited revenue since inception and have been inactive since 2008.

In February 2012 we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, in April 2012 we became active in the exploration and development of oil and gas properties.

On May 4, 2012 we amended our articles of incorporation and changed our name to Rockdale Resources Corporation.

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

We may also acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect.

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

In April 2012 we entered into an agreement with Kingman Operating Company, Inc., a related party.  Pursuant to the terms of the agreement:

● we paid Kingman $475,000 for the assignment of a 100% working interest (75% net revenue interest) in an oil and gas lease covering 200 acres in the Minerva-Rockdale field;
● we paid Kingman $1,375,000 to drill and complete our first five wells; and

● we paid Kingman $150,000 to drill and complete our sixth well. The price included the assignment of 100% working interest (75% net revenue interest) in an oil and gas lease covering 2.5 acres on a neighboring lease.  We incurred an additional cost of $41,000 from a third party to fracture and stimulate this well.

The cost to drill and complete the first five wells on the 200 acre lease was $275,000 per well.  The cost to drill and complete the sixth well on the 200 acre lease was $191,000.

In December 2012 we paid Kingman $106,000 to obtain 3D seismic on 623 acres in Minerva-Rockdale field, including the 200 acres we purchased from Kingman.

Michael D. Smith, a former officer and director of the Company, is an officer and director of Kingman Energy, LLC. Kingman Operating Company, Inc. is controlled by Kingman Energy, LLC.  We terminated our agreement with Kingman Operating Company, Inc. on January 31, 2013.

 In February, 2013, we entered into an agreement with RTO Operating, LLC, to operate our wells and supervise the drilling and completion of future wells.

In April 2013, the Company entered into a lease pertaining to a 423 acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease.  The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (75% net revenue interest) in such lease.

In June 2013 we drilled two wells at approximately $120,000 each.

In August 2013, we became an oil and gas operator and took over the operating of 100% of our wells.  As such, we will no longer use RTO Operating, LLC for the day to day monitoring of the wells.  We will work independently with vendors to drill wells on our lease with the supervision of the Company’s director, Matthew Ferguson.

In August 2013 we drilled one well at a cost of approximately $120,000 and converted one existing well to an injection well.

On October 2, 2013, the Company executed a Paid Up Oil and Gas Lease (the “New Lease”) between Noack Farms, LLC (“Noack”), as Lessor, and the Company, as Lessee.  Under the New Lease, Noack leased to the Company 623.29 acres in Milam County, Texas, for the purpose of exploring for, developing, producing, and marketing oil and gas, along with all hydrocarbon and hydrocarbon substances produced in association therewith.  The New Lease provides for royalties of 1/6th of the production from the leased premises to be paid to Noack.

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

On October 24, 2013, the Company filed a release of the Prior Lease.

In January 2014 the Company drilled one well at a cost of approximately $120,000.

In March 2014 the Company began drilling three additional wells.

The cost to drill and complete any remaining wells on the 623 acre lease will be approximately $120,000 per well.

The wells will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,800 feet).  Each well will take approximately seven days to drill and complete.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

As of March 15, 2014 we had drilled and completed ten oil wells.  As of March 15, 2014, eight of these wells were still approximately producing collectively 23 bbls of oil and 30 bbls of water per day.  In March 2014 we began drilling three additional wells which have not yet been completed as of March 15, 2014.  We have identified drilling sites for fifteen additional wells on our lease in the Rockdale-Minerva Field.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells.  During the year-ended December 31, 2012 we completed 6 oil wells.

The table below shows the type and number of wells we drilled during the year ended December 31, 2013.

	Gross	Net
Development Wells:
Productive:
Oil	3	3
Gas	0	0
Nonproductive

Exploratory Wells:
Productive	-	-
Oil	-	-
Gas
Nonproductive

We completed one well in January 2014.  As of March 15, 2014 we were in the process of completing three additional wells.

The following table shows, as of March 15, 2014, our producing wells, developed acreage, and undeveloped acreage, excluding service (injection and disposal) wells:

State	Productive Wells		Developed Acreage		Undeveloped Acreage (1)
	Gross	Net	Gross	Net	Gross	Net

Texas	8	8	27	27	596.3	596.3

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of March 15, 2014, the status of our gross acreage:

State	Held by Production	Not Held by Production

Texas	623	--

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

Proved Reserves

Below are estimates of our net proved reserves as of December 31, 2013, net to our interest. All of our proved reserves are located in Texas.

Estimates of volumes of proved reserves at December 31, 2013 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved Developed:
Producing	29,900	-
Non-Producing	-	-
Proved Undeveloped	196,700	-

‘‘Bbl’’ refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons. ‘‘Mcf’’ refers to one thousand cubic feet. A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil. Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended December 31, 2013. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$21,168,700
Deductions (including estimated taxes)	$(9,110,200)
Future net cash flow	$12,058,500
Discounted future net cash flow	$7,966,600

Mire and Associates Inc. prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of December 31, 2013. Mire and Associates is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at Mire and Associates.

Kurt Mire, P.E. was the technical person primarily responsible for overseeing the preparation of the reserve report. Mr. Mire has more than 30 years of practical experience in the estimation and evaluation of petroleum reserves.

Marc Spezialy, CEO, and Matt Ferguson, Board Member and Petroleum Engineer, oversaw the preparation of the reserve estimates by Mire and Associates.  We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2013 in those cases where such data were considered to be definitive.

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

General

As of March 15, 2014 we had two full time employees and no part time employees.

Our principal office is located at 5114 Balcones Woods Drive, Suite 307-511, Austin, Texas 78759.

ITEM 2.  PROPERTIES.

See Item 1 of this report.  In addition, we lease our principal office space, consisting of approximately 2,803 square feet, at a rate which is currently $5,723per month.  Our lease expires on June, 30, 2015.

ITEM 3. LEGAL PROCEEDINGS.

Aside from the following, we are not a party to any pending material legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

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

On December 3, 2012 (as supplemented on December 18, 2012), the Company filed an answer denying, and specially excepting to, the Plaintiff’s allegations.  This case is currently set for trial in May 2014.  The Company intends to vigorously defend against the propriety of its involvement in this case, as well as the merits of this matter.  However, the final disposition of this case, and the impact of such final disposition, cannot be determined at this time.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BBLS” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low closing prices for our common stock for the periods indicated as reported by the OTCQB.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2012	$1.25	$0.02
June 30, 2012	$1.25	$1.06
September 30, 2012	$1.75	$1.08
December 31, 2012	$1.33	$0.37

Quarter Ended	High	Low

March 31, 2013	$0.80	$0.30
June 30, 2013	$0.79	$0.21
September 30, 2013	$0.30	$0.16
December 31, 2013	$0.44	$0.25

On March 26, 2014 the closing price of our common stock was $0.28.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 26, 2014 we had 16,569,738 outstanding shares of common stock and approximately 220 shareholders of record.

Dividends

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Our total revenue reported for the year ended December 31, 2013 was $324,510, an increase of $233,996 from the prior year.

Our increased revenue for the year ended December 31, 2013 as compared with the prior year is a result of drilling new wells and due to the fact that there were only five months of oil production during the year ended December 31, 2012.

Operating Expenses

Operating expenses decreased to $1,186,113 for the year ended December 31, 2013 from $1,530,514 for the year ended December 31, 2012. Our major expenses for the year ended December 31, 2013 were salaries and wages of $257,839, legal expenses of $212,561 professional fees and contract labor of $114,103. In comparison, our operating expenses for the year ended December 31, 2012, were salaries and wages of $$257,839, legal expenses of $107,313 and professional fees and contract labor of $586,574.

During the year ended December 31, 2013, our oil and gas sales increased as we drilled more productive wells. Our lease operating expenses increased as we drilled additional wells and our general and administrative expenses decreased as a result of our efforts to operate more efficiently.

Other Income/Expenses

Other expenses were $32,903 for the year ended December 31, 2013 an increase from other expenses of $0 for the same period ended 2012. We had $32,552 in interest expenses in 2013, which accounted for the difference.

Net Loss

Net loss for the year ended December 31, 2013 was $894,506 compared to net loss of $1,440,000 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, we had total current assets of $234,314 and total assets in the amount of $3,144,577. Our total current liabilities as of December 31, 2013 were $72,541.  We had working capital of $161,773 as of December 31, 2013.

Operating activities used $783,637 in cash for the year ended December 31, 2013. Our net loss of $894,506 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $32,551, stock-based compensation of $36,322 and depreciation and amortization of $93,740.  Accounts receivable increased $48,862.

Cash flows used by investing activities during the year ended December 31, 2013 was $373,195 as a result of the purchase of fixed assets and oil properties of $397,695 offset by proceeds from the sale of property and equipment of $24,500.

Cash flows used by financing activities during the year ended December 31, 2013 amounted to $547,951 and consisted of $550,000 in proceeds from related party convertible debt, offset by $900 in purchases of treasury stock, and $1,149 in payments on notes payable.

During the year ended December 31, 2013, we raised $350,000 through a private convertible debt offering with warrants as reported on Form 8-K filed June 20, 2013.  We also raised $200,000 through a private convertible debt offering with warrants in two tranches, as reported on Form 8-K filed October 3, 2013 and on Form 8-K as filed January 3, 2014.

Our sources and (uses) of funds for the year ended December 31, 2013 were:

Cash used in operations	$(783,637)

Purchase of property and equipment	(20,700)

Proceeds from sale of property and equipment	24,500

Capital expenditures on oil and gas properties	(376,995)

Net proceeds (repayment) of advances from related parties	550,000

Net payments on notes payable	(1,149)

Purchase of treasury stock	(900)

See Item 1 of this report for more detailed information concerning our plan of operation.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by drilling productive oil or gas wells.  However, we will need to raise additional funds to drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells.  We do not have any commitments or arrangements from any person to provide us with any additional capital.  If additional financing is not available when needed, we may need to cease operations.  There can be no assurance that we will be successful in raising the capital needed to drill oil or gas wells nor that any such additional financing will be available to us on acceptable terms or at all.  Any wells which we may drill may not be productive of oil or gas.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Total	2014	2015	2016 & thereafter

Office lease	$173,085	$69,608	$35,271	$-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity or capital resources.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,560,694 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2013 and 2012
F-3	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2013 and 2012
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
F-6	Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2013

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Marc Spezialy, our Principal Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 1992. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2013.

Name	Age	Position

Marc Spezialy	31	Chief Executive, Financial and Accounting Officer and a Director

Matthew Ferguson	36	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

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

Matthew Ferguson has been a director since August 5, 2013.  Mr. Ferguson is currently the President of Viceroy Petroleum GP, LLC, the General Partner of Viceroy Petroleum, LP and a partner in Viceroy Petroleum, LP, in Rockdale, TX from 2006 to current. Prior to that, he was owner of Monarch Resources from 2002 to 2006, also in Rockdale, TX. Before starting Monarch resources, Mr. Ferguson was a reservoir and production engineer for ExxonMobil, starting in New Orleans with offshore shelf production and lastly in Houston, working on their Angola, West Africa development from 1999 to 2002. Mr. Ferguson has a Bachelor of Science in Petroleum Engineering from Texas A & M University in College Station, TX. Mr. Ferguson is a native of Rockdale, TX and grew up working in his family’s oil business there.

Directors

Our bylaws authorize no less than three and not more than five members. We currently have two directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have an employment agreement with Marc Spezialy. He has been our Chief Executive Officer and a Director since January 31, 2013.  Mr. Spezialy has also been our Chief Accounting and Financial Officer since April 2012.  The agreement provides that we will pay Mr. Spezialy an annual salary of $120,000 during the term of the agreement and will continue in force until terminated by us or the employee.

During the employment term, our officers will be entitled to receive any benefits which are provided to our full time employees in accordance with our policies and practices and subject to the officer’s satisfaction of any applicable conditions of eligibility.

The following shows the amount of time our officer expects to devote to our business:

Name	Percent

Marc Spezialy	90%

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2013, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2013 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David N. Baker	-	1	-

ITEM 11. EXECUTIVE COMPENSATION

We do not have a compensation committee.  None of our directors is a financial expert as that term is defined by the Securities and Exchange Commission.  None of our directors are independent as that term is defined in Rule 803 of the NYSE Amex.

During the year ended December 31, 2013, none of our officers were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2012 and December 31, 2013.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Michael D. Smith	2012	$90,000	--	--	--	--	$90,000
Principal Executive Officer

Marc Spezialy	2012	$95,460	--	$4,000	--	--	99,460
Principal Financial and Accounting Officer

John Barton	2012	$126,000	--	--	--	--	$126,000
Vice President

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Marc Spezialy	2013	$120,000	--	--	--	--	$120,000
Principal Executive Officer and Financial and Accounting Officer

Michael D. Smith	2013	$10,000	--	--	--	--	$10,000
(Former) Principal Executive Officer

Patrick Merritt	2013	$30,458	--	--	--	--	$30,458
(Former) Senior Vice President of Exploration and Production

John Barton	2013	$18,000	--	--	--	--	$18,000
(Former) Vice President

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.

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

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Spezialy	-	-	-	-	-	-	-
Matthew Ferguson	-	54,000	-	-	-	-	54,000

Narrative Disclosure to the Director Compensation Table

On August 5, 2013, the Company issued 500,000 shares of restricted stock to Matthew Ferguson, a newly appointed Company director, as consideration for Mr. Ferguson’s future services.  200,000 shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  The remaining 300,000 shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Ferguson’s continued service as a director.  These shares were valued at $0.27 on the date of grant using the closing stock price, and vest quarterly over a one year period.  Mr. Spezialy is not separately compensated for his service on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of March 26, 2014, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our officers and directors and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Marc S. Spezialy(4)	220,000 shares	1.3%
Common	Matthew Ferguson(5)	100,000 shares	0.6%
Total of All Directors and Executive Officers:		320,000 shares	1.9%

More Than 5% Beneficial Owners:
David N. Baker(6)		1,736,080 shares	10.5%
Rick Wilber(7)		1,500,000 shares	9.1%

(1)	Except as otherwise indicated, the address of each person named in this table is 5114 Balcones Woods Dr. Suite 307-511, Austin, Texas 78759.

(2)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 16,569,738 shares of common stock issued and outstanding on March 26, 2014.

(4)
Includes 220,000 shares held in his name as indicated on our shareholder list and derivative securities as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on August 7, 2013.  Does not include 300,000 shares of restricted stock that shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on August 7, 2013.

(5)
Includes 100,000 shares as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on August 14, 2013. Does not include 100,000 shares or restricted stock that vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013 and does not include 300,000 shares of restricted stock that shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on August 14, 2013.

(6)	As stated in the reporting person’s Form 3 filed with the Securities and Exchange Commission on March 7, 2014.

(7)
As stated in the reporting person’s Form 4/A filed with the Securities and Exchange Commission on January 2, 2014. Does not include 1,833,333 shares from convertible secured promissory note as stated in the reporting person’s Form 4/A filed with the Securities and Exchange Commission on January 2, 2014 and Form 4 filed with the Securities and Exchange Commission on August 13, 2013

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Aside from that which follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2012 or in any presently proposed transaction which, in either case, has or will materially affect us.

During the year ended December 31, 2013 the Company entered into two related-party transactions with shareholder, Rick Wilber.  Mr. Wilber loaned the Company an aggregate of $550,000 of convertible debt with warrants.  See Note 4 to our Financial Statements.

As reported on Form 8-K filed January 31, 2014, on January 27, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with Mercadyne Advisors LLC (the “Consultant”), an entity controlled by David N. Baker.  The Company agreed to issue 800,000 shares of common stock in the name of David N. Baker as consideration for the Consultant’s provision of the consulting services under the Agreement.  The Consultant agreed to return 400,000 of these shares to the Company if (i) the Company terminates the Agreement on or before April 27, 2014, for the Consultant’s failure to perform under the Agreement, or (ii) the Consultant fails to invest $125,000 in the Company prior to April 27, 2014, on terms reasonably satisfactory to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey, LLP served as our independent registered public accounting firm for the years ended December 31, 2012 and 2011. The following table shows the aggregate fees billed to us for these years by MaloneBailey.

	Year Ended December 31,
	2013	2012

Audit Fees	$30,000	$18,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q reports.  Prior to contracting with MaloneBailey to render audit or non-audit services, each engagement was approved by our directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Bylaws (2)
10.1	Agreement with Kingman Operating Company (2)
10.2	Assignment of oil and gas lease (2)
10.3	Employment agreement with Patrick Merritt, as amended
10.4	Agreement with RTO Operating, LLC
10.5	Employment agreement with Marc Spezialy (2)
10.7	Amendment to agreement with Kingman Operating Company (2)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Oil and gas reserve report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)  Incorporated by reference to the same exhibits filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-136012) filed on July 25, 2006.

(2)  Incorporated by reference to the same exhibits filed the Company’s registration statement on Form S-1 (File No. 333-184575) filed on October 24, 2012.

ROCKDALE RESOURCES CORPORATION
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rockdale Resources Corporation (formerly, Art Design, Inc.)
Austin, TX

We have audited the accompanying balance sheets of Rockdale Resources Corporation (the "Company") as of December 31, 2013 and 2012, and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the related results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 31, 2014

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$122,162	$731,043
Accounts receivable-related party, net	-	4,805
Accounts receivable	58,472	-
Other current assets	53,680	28,225
Total current assets	234,314	764,073

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	2,954,854	2,125,685
Unevaluated properties not subject to amortization	-	72,950
Furniture, equipment & software	82,051	47,876
Less accumulated depreciation	(126,642)	(36,057)
Net property and equipment	2,910,263	2,210,454

Other Assets	-	20,000

Total Assets	$3,144,577	$2,994,527

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$50,939	$43,892
Accrued liabilities	9,916	22,279
Current maturities of installment notes payable	7,625	-
Deferred rent	4,061	2,788
Total current liabilities	72,541	68,959

Deferred rent	2,926	7,096
Asset retirement obligations	12,804	52,644
Convertible debt - related party, net of discount of 410,677 and $0	139,323	-
Installment note payable	34,011	-

Total Liabilities	261,605	128,699

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 14,178,041 and 17,159,748 shares issued and outstanding	14,178	17,160
Additional paid in capital	5,429,488	4,519,856
Treasury stock: 0 and 20,000 shares respectively	-	(5,000)
Accumulated deficit	(2,560,694)	(1,666,188)

Total Stockholders' Equity	2,882,972	2,865,828
Total Liabilities and Stockholders' Equity	$3,144,577	$2,994,527

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
STATEMENT OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012
Oil and Gas sales	$324,510	$90,514
Operating Expenses
Lease Operating expense	164,710	35,088
Production Tax	14,956	4,172
General and administrative expenses	904,115	1,428,743
Bad debt - related party	-	24,800
Depreciation, depletion and amortization	93,740	36,162
Asset retirement obligation accretion	8,592	1,549

Total operating expenses	1,186,113	1,530,514
Loss from operations	(861,603)	(1,440,000)
Other income (expense)
Interest (expense)	(32,903)	-
Net loss from continuing operations before taxes	(894,506)	(1,440,000)
Income tax provision (benefit)	-	-
Net loss	$(894,506)	$(1,440,000)

Loss per share
(Basic and fully diluted)	$(0.06)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	14,737,653	14,110,459

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMELY ART DESIGN, INC.)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash Flows from Operating Activities
Net loss	$(894,506)	$(1,440,000)
Adjustment to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	93,740	36,162
Accretion expense	32,551	-
Loss on sale/disposal of assets	6,999	249
Asset retirement obligation accretion	8,592	1,549
Stock-based compensation expense - employees	36,322	4,200
Stock-based compensation expense - consultants		73,500
Bad debt expense	-	24,800
Changes in operating assets and liabilities
Accounts receivable - related party	-	(4,805)
Accounts receivable	(53,667)	-
Other assets	(5,455)	(44,818)
Accounts payable	7,048	32,827
Accounts payable - related party	-	(2,350)
Accrued liabilities	(12,363)	24,930
Deferred rent	(2,898)	7,096

Net cash flows from operating activities	(783,637)	(1,286,660)

Cash Flows from Investing Activities
Purchase property and equipment	(20,700)	(47,875)
Proceeds from sale of property and equipment	24,500	-
Purchase of oil and gas properties	-	(475,000)
Capital expenditures on oil and gas properties	(376,995)	(1,672,540)

Cash flows from investing activities:	(373,195)	(2,195,415)

Cash Flows from Financing Activities
Borrowings on convertible debt - related parties	550,000	-
Payments on related parties debt	-	(156,108)
Amounts borrowed from related parties	-	110,557
Purchase of treasury stock	(900)	(14,126)
Proceeds from issuance of common stock	-	4,272,403
Net payments on notes payable	(1,149)	-

Cash flows from financing activities	547,951	4,212,726

Net change in cash and cash equivalents	(608,881)	730,651

Cash and cash equivalents
Beginning of period	731,043	392

End of period	$122,162	$731,043

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Initial recognition of discount on related party debt	$443,228	$-
Initial recognition of asset retirement obligations	26,345	51,095
Change in estimated cash flows from asset retirement obligation	(74,777)
Fair value of stock issued for oil properties	433,000
Note payable for vehicle	42,785

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMELY ART DESIGN, INC.)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Stockholders'
	Common Stock		Treasury		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2011	10,820,600	10,821	-	-	185,218	(226,188)	(30,149)
Stock-based compensation –employees	210,000	210	-	-	3,990	-	4,200
Stock-based compensation – consultants	105,000	105	-	-	73,395	-	73,500
Proceeds from issuance of common stock	6,024,148	6,024	9,125,500	9,126	4,257,253	-	4,272,403
Purchase of treasury stock	-	-	(9,145,500)	(14,126)	-	-	(14,126)
Net loss	-	-	-	-	-	(1,440,000)	(1,440,000)
Balance at December 31, 2012	17,159,748	$17,160	(20,000)	$(5,000)	$4,519,856	$(1,666,188)	$2,865,828
Purchase of treasury stock and cancellation of stock	(45,000)	(45)	20,000	5,000	(4,955)	-	-
Repurchase and cancellation of common shares	(3,631,707)	(3,632)	-	-	2,732	-	(900)
Shares issued for oil properties	600,000	600	-	-	432,400	-	433,000
Stock-based compensation - employees	95,000	95	-	-	36,227	-	36,322
Debt discount	-	-	-	-	443,228	-	443,228
Net Loss	-	-	-	-	-	(894,506)	(894,506)
Balance at December 31, 2013	14,178,041	$14,178	-	$-	$5,429,488	$(2,560,694)	$2,882,972

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

NOTE 1. ORGANIZATION

Rockdale Resources Corporation (“we”, “us”, the “Company”) was formed for the purpose of oil and gas exploration, development, and production.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

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

Management Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include asset retirement obligations (Note 8), income taxes (Note 9) and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (Note 10).

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

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations.  For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period.  Prices are adjusted for basis or location differentials.  Unless sales contracts specify otherwise, prices are held constant for the productive life of each well.  Similarly, current costs are assumed to remain constant over the entire calculation period.  There was no impairment during the years ended December 31, 2013 and 2012.

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

Revenue Recognition— Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no imbalance positions at December 31, 2013 or 2012. Charges for gathering and transportation are included in production expenses.

Receivables and allowance for doubtful accounts—Oil revenues receivable do not bear any interest. We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

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
FOR THE YEAR ENDED DECEMBER 31, 2013

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

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company's tax returns filed since the 2010 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Furniture, equipment, and software—Furniture, equipment, and software are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred.  We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended December 31, 2013 and 2012, respectively.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 14,737,653 for 2013 and 14,110,459 for 2012. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive.  Basic and diluted earnings per share are the same in all periods presented because losses are anti-dilutive.

Concentration of Credit Risk—The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company's oil sales revenues for 2013, and one purchaser accounted for all oil revenues in 2012. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

NOTE 4. NOTES PAYABLE

Convertible Debt – Related Party

On June 17, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rick Wilber.  Pursuant to the Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $350,000, a convertible secured promissory note in the principal amount of $350,000 (the “Note”) convertible at $0.30 per share, and a warrant to purchase 1,000,000 shares of the Company’s common stock (the “Warrant”) at an exercise price of $0.80 per share.  The Company analyzed the Note and the Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The Warrant vests immediately and has a term of 10 years.  The relative fair value of the Warrant was measured using the Black-Scholes option pricing model and determined to be $148,925, which was recorded as a debt discount.  Variables used in the Black-Scholes option pricing model for the Warrant included: (1) discount rate of 2.19%, (2), expected life of ten years, (3) expected volatility of 196% and (4) zero expected dividends.   The Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed.  The intrinsic value of the beneficial conversion feature was determined to be $102,259 and was recorded as a debt discount.  The debt discounts are being amortized over the life of the Note using the effective interest method. The effective interest rate was 53.7%.

On September 30, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “September Purchase Agreement”) with Rick Wilber.  Pursuant to the September Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “September Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “September Warrant”) at an exercise price of $0.80 per share.  The Company analyzed the September Note and the September Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The September Warrant vests immediately and has a term of 10 years.  The relative fair value of the September Warrant was measured using the Black-Scholes option pricing model and determined to be $46,022 which was recorded as a debt discount.  Variables used in the Black-Scholes option pricing model for the September Warrant included: (1) discount rate of 2.64%, (2), expected life of ten years, (3) expected volatility of 196.3% and (4) zero expected dividends.   The September Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed.  The intrinsic value of the beneficial conversion feature was determined to be $46,022 and was recorded as a debt discount.  The debt discounts are being amortized over the life of the September Note using the effective interest method. The effective interest rate was 119.7%.

On December 31, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “December Purchase Agreement”) with Rick Wilber.  The September Note was consolidated into the December Purchase Agreement.  Pursuant to the December Purchase Agreement, in addition to the proceeds of the September Note, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “December Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “December Warrant”) at an exercise price of $0.80 per share.  The Company analyzed the December Note and the December Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The December Warrant vests immediately and has a term of 10 years.  The relative fair value of the December Warrant was measured using the Black-Scholes option pricing model and determined to be $49,873 which was recorded as a debt discount.  Variables used in the Black-Scholes option pricing model for the December Warrant included: (1) discount rate of 2.64%, (2), expected life of ten years, (3) expected volatility of 195.8% and (4) zero expected dividends.   The December Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed.  The intrinsic value of the beneficial conversion feature was determined to be $50,127 and was recorded as a debt discount.  The debt discounts are being amortized over the life of the December Note using the effective interest method. The effective interest rate was 132.2%.

During the year ended December 31, 2013, the Company amortized $32,551 of the total discounts on the three transactions above to interest expense. The unamortized discount at December 31, 2013 was $410,677, and the ending note payable balance was $550,000; resulting in net convertible debt of $139,323.

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

Installment Notes

On October 31, 2013, the Company entered into an installment note with Ford Motor Credit in the amount of $42,785 for a term of five years at 6.24% APR.

Five Year Maturity

As of December 31, 2013, future maturities on our notes payable, which include the $550,000 convertible notes payable and the $41,636 remaining balance of the installment note described above, were as follows:

Fiscal year ending:
2014	$7,625
2015	8,115
2016	$558,636
2017	9,191
2018	$8,069
Total	$591,636

Of the total future maturities, $550,000 relates to the convertible debt with Mr. Wilber, which all comes due in 2016.

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

In March 2013, Michael Smith transferred 1,600,000 shares of the Company’s common stock to the Company for consideration of $100. These shares were returned to treasury and cancelled. In addition, in March 2013, John Barton, a former officer and director of the Company, and a number of other shareholders transferred an aggregate of 2,031,707 shares of the Company’s common stock to the Company for aggregate consideration of $900. All such shares were returned to treasury and cancelled.

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
FOR THE YEAR ENDED DECEMBER 31, 2013

In June 2013 the Company issued 20,000 shares of its common stock valued at $5,400 as employee compensation.

On August 5, 2013, Matthew Ferguson was appointed to the Board of Directors of the Company. On the same date, the Company granted 500,000 shares of restricted stock to Matthew Ferguson, as consideration for Mr. Ferguson’s future services.  Of this amount, 200,000 shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  The remaining 300,000 shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Ferguson’s continued service as a director.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and Mr. Ferguson, and were valued at $0.27 per share, or an aggregate of $135,000.00, on the date of grant.  As of December 31, 2013, the Company has incurred $21,896 of stock based compensation expense related to these shares.

On August 5, 2013, the Company grant 300,000 shares of restricted stock to Marc Spezialy as consideration for Mr. Spezialy’s continued service as an executive officer of the Company.  These shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Spezialy’s continued service as an executive officer.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and Mr. Spezialy, and were valued at $0.27 per share, or an aggregate of $81,000, on the date of grant.

On August 5, 2013, the Company grant 100,000 shares of restricted stock to a Company employee as consideration for such employee’s continued service.  These shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  Vesting of all shares is subject to the employee’s continued service.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and the employee, and were valued at $0.27 per share, or an aggregate of $27,000, on the date of grant.  As of December 31, 2013, the Company has incurred $9,026 of stock based compensation expense related to these shares.

On October 2, 2013, the Company executed a Paid Up Oil and Gas Lease (the “New Lease”) between Noack Farms, LLC (“Noack”), as Lessor, and the Company, as Lessee.  Under the New Lease, Noack leased to the Company 623.29 acres in Milam County, Texas, for the purpose of exploring for, developing, producing, and marketing oil and gas, along with all hydrocarbon and hydrocarbon substances produced in association therewith.  The New Lease provides for royalties of 1/6th of the production from the leased premises to be paid to Noack.

The land described in the New Lease was subject to a pre-existing Paid Up Oil and Gas Lease dated June 20, 2011, from Noack, as Lessor, to Ardent 1, LLC, as Lessee (the “Prior Lease”).  The New Lease provided that it was subordinate to the Prior Lease, and that it would not become effective until the termination or release of the Prior Lease.

As consideration for the New Lease, concurrently with Noack’s execution of the New Lease in June 2013, the Company paid Noack $3,116.45.  As further consideration for the New Lease, on October 24, 2013, the Company issued Noack 100,000 shares of the Company’s common stock valued at $0.38 per share based on closing stock prices on the date of grant.

Following the above issuances of common stock, the Company has 14,178,041 shares issued and outstanding as of December 31, 2013. The company has granted 825,000 restricted shares to employees which were unvested on December 31, 2013.

As of December 31, 2013, we had $212,079 of total unrecognized compensation expense associated with restricted shares granted to employees.  $50,079 of that cost will be recognized over an eight month period.  The remainder is subject to performance conditions and is not currently being amortized.

Summary information regarding common stock warrants issued and outstanding as of December 31, 2013, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2012	-	-	-	-
Granted	1,570,000	$.80	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at year ended December 31, 2013	1,570,000	$.80	$-	9.6

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

NOTE 6. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of December 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – The Company has a non-cancelable lease for its office in Austin, Texas. Rent expense on this lease for the 12 months ended December 31, 2013 totaled $54,137.  In October 2013 the Company entered into an agreement with an unrelated party to sublease the office.  The sublessor will be responsible for rent payments and maintenance fees from December 1, 2013 through the term of the lease.  Deferred rent at December 31, 2013 was $6,987.  Future minimum payments on the office lease are shown below:

The following table summarizes the Company’s future minimum payments as of December 31, 2012:

	Total	2014	2015	2016 & beyond

Office lease	$104,879	$69,608	$35,271	$-

NOTE 7. OIL AND GAS ACQUISITIONS

In April 2012, the Company entered into a farmout agreement with a related party pertaining to a 200-acre lease in Milam County, Texas at a price of $475,000. In October 2012, the Company entered into an additional farmout agreement with the related party for an additional 2.5 acres at a price of $10.  As of December 31, 2012, the Company had completed the drilling of six wells on the leased properties.  The total amount incurred for the drilling of the six wells was $2,125,685 as of December 31, 2012.

In April 2013, the Company entered into a lease pertaining to a 440 acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease.  The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (75% net revenue interest) in such lease.

On October 2, 2013, the Company executed a Paid Up Oil and Gas Lease (the “New Lease”) between Noack Farms, LLC (“Noack”), as Lessor, and the Company, as Lessee.  Under the New Lease, Noack leased to the Company 623.29 acres in Milam County, Texas, for the purpose of exploring for, developing, producing, and marketing oil and gas, along with all hydrocarbon and hydrocarbon substances produced in association therewith.  The New Lease provides for royalties of 1/6th of the production from the leased premises to be paid to Noack.

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
FOR THE YEAR ENDED DECEMBER 31, 2013

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
As of December 31, 2013, the Company had completed the drilling of nine wells on the leased properties.  Four of these nine wells have been pledged as collateral for the convertible notes payable more fully discussed in Note 4.

NOTE 8. ASSET RETIREMENT OBLIGATIONS

During the calendar years presented, the Company brought a number of oil and gas wells into productive status and will have asset retirement obligations once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells, and site restoration. For the purpose of determining the fair value of ARO incurred during the calendar years presented, the Company used the following assumptions:

December 31, 2013

Inflation rate (avg.)	1.3%
Estimated asset life	35 years

The following table shows the change in the Company's ARO for 2013 and 2012:

Asset retirement obligations at December 31, 2011	$-

Obligations assumed in acquisition	-
Additional retirement obligations incurred	51,095
Change in estimate	-
Accretion expense	1,549
Settlements	-

Asset retirement obligations at December 31, 2012	$52,644

Obligations assumed in acquisition	-
Additional retirement obligations incurred	26,345
Change in estimate	(74,777)
Accretion expense	8,592
Settlements	-

Asset retirement obligations at December 31, 2013	$12,804

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

NOTE 9. INCOME TAXES

There was no provision for income taxes for 2013 and 2012 due to a net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance.  Years from 2010 forward are open to IRS examination.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35%) on operations due primarily to permanent differences attributable to organizational expenses for the purchase of Art Design, Inc. (the shell company) in the amount of $148,014.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Income tax expense computed at statutory rates	$(304,646)	$(504,000)
Non-deductible items	24,823	55,732
Change in valuation allowance	279,823	448,268

Total	$-	$-

The components of the net deferred tax asset were as follows:

	December 31, 2012
	Gross Values	Tax Effect
Deferred tax assets
Book Impairment	$-	$-
Net operating loss carryforwards	2,303,816	806,336
Asset retirement obligation	-	-
Other	6,000	2,100
Total deferred tax assets	2,309,816	808,436

Deferred tax liabilities
O&G Properties	(1,029,050)	(360,168)
Other	-	-
Total deferred tax liabilities	(1,029,050)	(360,168)
Less: Valuation allowance	(1,280,766)	(448,268)
Net deferred tax assets (liabilities)	$-	$-

	December 31, 2013
	Gross Values	Tax Effect
Deferred tax assets
Book Impairment	$-	$-
Net operating loss carryforwards	3,417,844	1,196,245
Asset retirement obligation	-	-
Other	6,000	2100
Total deferred tax assets	3,423,844	1,198,345

Deferred tax liabilities
O&G Properties	(1,280,525)	(448,184)
Other	-	-
Total deferred tax liabilities	(1,280,525)	(448,184)
Less: Valuation allowance	(2,143,319)	(750,161)
Net deferred tax assets (liabilities)	$-	$-

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

A valuation allowance has been established to offset deferred tax assets. The Company's accumulated net operating losses were approximately $3.4 million at December 31, 2013 and begin to expire if not utilized beginning in the year 2032.

The Company has determined that as a result of the acquisition of substantially all of the outstanding stock of Art Design, Inc., a change of control pursuant to Section 382 of the Internal Revenue Code of 1986 occurred. As a result, the Company’s ability to use any net operating losses attributable to Art Design, Inc. for federal income tax purposes has been forfeited

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Property acquisitions
Unevaluated	$-	$-
Evaluated	-	475,000
Exploration	-	106,109
Development	756,219	1,617,526
Total Costs Incurred	$756,219	$2,198,635

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

	December 31, 2013	December 31, 2012
Capitalized costs
Unevaluated properties	$-	$72,950
Evaluated properties	2,954,854	2,125,685
	2,954,854	2,198,635
Less: Accumulated DD&A	(102,091)	(28,291)
Net capitalized costs	$2,852,763	$2,170,344

Oil and Gas Reserve Information.    Mire and Associates, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2013 and Nova Resource, Inc. prepared the 2012 reserves report. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company's Proved Reserves are located onshore in the continental United States of America.

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
FOR THE YEAR ENDED DECEMBER 31, 2013

The following table sets forth estimates of the proved oil and gas reserves (net of royalty interests) for the Company and changes therein, for the periods indicated.

Oil
(Bbls)

December 31, 2011	-
Revisions of prior estimates	-
Purchases of reserves in place	220,995
Production	(1,381)
December 31, 2012	219,614
Revisions of prior estimates	(8,537)
Purchases of reserves in place	18,991
Production	(3,468)
December 31, 2012	226,600

	December 31, 2013	December 31, 2012

Estimated Quantities of Proved Developed Reserves – Oil (Bbls)	29,900	59,971
Estimated Quantities of Proved Undeveloped Reserves – Oil (Bbls)	196,700	159,643

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

ROCKDALE RESOURCES CORPORATION
(FORMERLY ART DESIGN, INC.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

December 31, 2013

Future cash inflows	$21,168,740
Future production costs	(7,050,170)
Future development costs	(2,060,100)
Future income taxes	-

Future net cash flows	12,058,470
Discount of future net cash flows at 10% per annum	(4,091,920)

Standardized measure of discounted future net cash flows	$7,966,550

Changes in standardized measure of discounted future cash flows
	12/31/13	12/31/12

Beginning of year	4,440,757	-
Sales and transfers of oil & gas produced, net of production costs	(144,845)	(51,254)
Net changes in prices and production costs	808,717	-
Development costs incurred	829,168	-
Changes in estimated future development costs	316,612	-
Acquisitions of minerals in place, net of production costs	1,183,256	4,492,011
Revision of previous estimates	(180,497)	-
Change in discount	444,076	-
Change in production rate or other	269,306	-

End of year	7,966,550	4,440,757

NOTE 11. SUBSEQUENT EVENTS

On January 27, 2014, the Company entered into a one year Consulting Agreement (the “Agreement”) with Mercadyne Advisors LLC (the “Consultant”).  The Company agreed to issue 800,000 shares of common stock in the name of David N. Baker as consideration for the Consultant’s provision of the consulting services under the Agreement.  The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K filed on January 27th 2014.

On February 16, 2014, the Company entered into the first of several Subscription Agreements (the “Subscription Agreements”) with certain accredited investors (each, an “Investor” and collectively, the “Investors”) as part of a private placement offering of its common stock.  The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the Subscription Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K filed on February 14th 2014.

As of March 15, 2014 the Company sold 45.5 units in its private placement offering of its common stock to a group of private investors and a related party.  Each “Unit” consists of (i) 33,334 shares of the Company’s common stock at $0.30 per share, and (ii) a warrant, exercisable until August 5, 2019, to purchase 33,334 shares of the Company’s common stock at an exercise price of $0.75 per share.  As a result, the Company collected $455,004 and issued 1,516,697 shares of common stock.

In February 2014 75,000 of common stock granted to employees and directors vested.

In January 2014 the Company completed one oil well at an approximate cost of $120,000.  As of March 15, 2014 the Company is in the process of completing three additional oil wells.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2014.

ROCKDALE RESOURCES CORPORATION

By:	/s/ Marc Spezialy
Marc Spezialy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Spezialy
Marc Spezialy	Principal Executive, Financial and Accounting Officer and a Director	March 31, 2014

/s/ Matthew Ferguson
Matthew Ferguson	Director	March 31, 2014