Form 10-Q
period 2014-03-31
Rockdale Resources Corp
filed 2014-05-15
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,986,413 shares of common stock as of May 13, 2014.

PART I

Item 1.    Financial Statements

ROCKDALE RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$291,623	$122,162
Accounts receivable	44,603	58,472
Other current assets	44,554	53,680
Total current assets	380,780	234,314

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	3,279,531	2,954,854
Furniture, equipment & software	87,955	82,051
Less accumulated depreciation	(160,912)	(126,642)
Net property and equipment	3,206,574	2,910,263

Total Assets	$3,587,354	$3,144,577

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$111,013	$50,939
Accrued liabilities	107,396	9,916
Current maturities of installment notes payable	7,745	7,625
Deferred rent	4,375	4,061

Total current liabilities	230,529	72,541

Deferred rent	1,790	2,926
Asset retirement obligations	14,890	12,804
Convertible debt - related party, net of discount of $387,215 and $410,677	162,785	139,323
Installment note payable	30,067	34,011

Total Liabilities	440,061	261,605

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 16,569,738 and 14,178,041 shares issued and outstanding	16,570	14,179
Additional paid in capital	6,282,073	5,429,487

Accumulated deficit	(3,151,350)	(2,560,694)

Total Stockholders' Equity	3,147,293	2,882,972
Total Liabilities and Stockholders' Equity	$3,587,354	$3,144,577

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Oil and gas sales	$124,870	$55,877
Operating expenses
Lease operating expense	98,182	36,281
Production tax	5,207	2,575
General and administrative expenses	544,621	367,124
Depreciation, depletion and amortization	34,270	20,235
Asset retirement obligation accretion	150	1,595

Total operating expenses	682,430	427,810
Loss from operations	(557,560)	(371,933)
Interest (expense)	(33,096)	-
Net loss from continuing operations before taxes	(590,656)	(371,933)
Net loss	$(590,656)	$(371,933)

Loss per share (Basic and fully diluted)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	15,437,313	16,900,079

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Cash Flows from Operating Activities
Net loss	$(590,656)	$(371,933)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	34,270	20,235
Accretion expense	23,462	-
ARO accretion	150	1,595
Stock-based compensation expense - employees	19,973	-
Stock-based compensation expense – consultants	380,000	-
Changes in operating assets and liabilities
Accounts receivable - related party	-	4,805
Accounts receivable	13,869	-
Other assets	9,126	(8,744)
Accounts payable	21,115	(13,906)
Accounts payable - related party	-	3,561
Accrued liabilities	97,480	42,571
Deferred rent	(821)	(498)

Net cash flows from operating activities	7,968	(322,314)

Cash Flows from Investing Activities
Capital expenditures on oil and gas properties	(289,686)	(3,318)

Cash flows from investing activities	(289,686)	(3,318)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	455,004	-
Payments on notes payable	(3,825)	-

Cash flows from financing activities	451,179	-

Net change in cash and cash equivalents	169,461	(325,632)

Cash and cash equivalents
Beginning of period	122,162	731,043

End of period	$291,623	$405,411

SUPPLEMENTAL DISCLOSURES
Interest Paid	$9,634	$-
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrual for purchase of treasury shares	$-	$900
Change in accounts payable for expenditures on oil and gas properties	38,958	-
Cancellation of treasury shares	-	5,000
Initial recognition of asset retirement obligations	$1,936	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Rockdale Resources Corporation (“we”, “us”, the “Company”) was formed for the purpose of oil and gas exploration, development, and production.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2013, as reported in Form 10-K, have been omitted.

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

NOTE 4. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

In the first quarter of 2014, the Company sold 1,516,697 shares to private investors as part of the private placement detailed in the 8-K filed on February 14, 2014.  The shares were all purchased at a price of $0.30 per share and include warrants to purchase additional shares (one-for-one) at $0.75 per share any time before August 5, 2019. The purchasers included David Baker, who joined our Board of Directors after the end of the reporting period on May 8, 2014. The Company evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s own stock. We concluded that the warrants meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the warrants.

75,000 shares related to stock compensation for employees and directors vested during the first quarter of 2014. Stock based compensation expense relating to these shares was $19,973 and $0 for the quarters ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had $192,107 of total unrecognized compensation expense associated with restricted shares granted to employees.  Of that amount, $30,107 (150,000 unvested shares) will be recognized over a five month period.

The remainder is subject to performance conditions and is not currently being amortized. As of March 31, 2014, there were 600,000 unvested shares subject to performance conditions. All of the aforementioned shares had a grant-date fair value, as determined by closing stock prices on August 5, 2013, of $0.27 per share.

As reported on Form 8-K filed January 31, 2014, on January 27, 2014, 800,000 shares were granted to David Baker in the first quarter of 2014 as consideration for his services as a consultant. The consulting agreement can be found in the 8-K filed on January 27, 2014. The shares granted to David Baker resulted in $380,000 of general and administrative expense in the first quarter of 2014.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (Unaudited)

Summary information regarding common stock warrants issued and outstanding as of March 31, 2014, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2013	1,570,000	$0.80	$-	9.6
Granted	1,516,697	0.75	-	5.4
Exercised	-	-	-
Expired	-	-	-
Outstanding at quarter ended March 31, 2014	3,086,697	$0.78	$-	7.4

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of March 31, 2014, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – The Company has a non-cancelable lease for its office in Austin, Texas. Rent expense on this lease for the 3 months ended March 31, 2014 totaled $16,543, but was completely offset by payments from the Company’s sublease.    Deferred rent at March 31, 2014 was $6,165.  Future minimum payments on the office lease will be nearly completely offset by payments due from the sublessee. The Company’s lease ends in June of 2015.

NOTE 6. SUBSEQUENT EVENTS

Between April 1, 2014 and May 13, 2014 the Company sold 416,675 shares to private investors as part of the private placement detailed in the 8-K filed on February 14, 2014.  The shares were all purchased at a price of $0.30 per share and include warrants to purchase additional shares (one-for-one) at $0.75 any time before August 5, 2019.

 In April 2014 the Company completed three wells that were drilled as of March 31, 2014.

FORWARD LOOKING STATEMENTS

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2014 the Company drilled three additional wells but did not complete them by March 31, 2014.  Total cost per well is approximately $120,000.

The cost to drill and complete any remaining wells on the 623 acre lease will be approximately $120,000 per well.

As of March 31, 2014, we had drilled thirteen wells, eight of which were actively producing at a rate of approximately 22bbls of oil and 34bbls of water per day.  As of May 13, 2014, we had completed the drilling of three additional wells, and we are producing approximately 50bbls of oil and 70bbls of water per day.

We are currently in the process of raising funds through the private placement discussed in our 8-K filed on February 14, 2014, with plans of using funds raised to drill additional wells on our lease in the Minerva-Rockdale field.

The wells will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,800 feet).  Each well will take approximately seven days to drill and complete.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

Results of Operations/Liquidity and Capital Resources

Revenues

Our total revenue reported for the quarter ended March 31, 2014 was $124,870, an increase of $68,993 from the prior year quarter. Our increased revenue for the quarter ended March, 31, 2014 as compared with the prior year quarter is a result of drilling and completing four new wells.

Operating Expenses

Operating expenses increased to $682,430 for the quarter ended March 31, 2014 from $427,810 for the quarter ended March 31, 2013. Our major expenses for the quarter ended March 31, 2014 were stock-based contract labor of $380,000, lease operating expenses of $98,182 legal and professional fees of $68,238 and salaries and wages of $45,000. In comparison, major operating expenses for the quarter ended March 31, 2013 were salaries and wages of $131,575, legal and professional expenses of $110,898 and lease operating expenses of $36,281.

Our lease operating expenses increased as we drilled additional wells.  Our lease operating expenses was higher than we expected for the quarter ended March 31, 2014 due to non-reoccurring maintenance issues with the wells and cold weather related production issues. Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, offset by the $380,000 in stock based-based contract labor.

Other Income/Expenses

Other expenses were $33,096 for the quarter ended March 31, 2014, an increase from other expenses of $0 for the same period ended 2013. We had $33,096 of interest expenses in 2014, which accounted for the difference.

Net Loss

Net loss for the quarter ended March 31, 2014 was $590,656 compared to a net loss of $371,933 for the quarter ended March 31, 2013 due to the factors described above.

Our sources and (uses) of funds for the three months ended March 31, 2014 were:

Cash provided (used) in operations	$7,968
Capital expenditures on oil and gas properties	(289,686)
Proceeds from issuance of common stock	455,004
Payments on notes payable	(3,825)

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2014 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

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

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROCKDALE RESOURCES CORPORATION

May 15, 2014	By:	/s/ Marc Spezialy
Marc Spezialy
Principal Executive, Financial and Accounting Officer