Form 10-Q
period 2014-06-30
Rockdale Resources Corp
filed 2014-08-12
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,678,085 shares of common stock as of August 11, 2014.

PART I

Item 1.    Financial Statements

ROCKDALE RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$24,811	$122,162
Accounts receivable	76,382	58,472
Other current assets	37,949	53,680
Total current assets	139,142	234,314

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	3,558,977	2,954,854
Furniture, equipment & software	155,468	82,051
Less accumulated depreciation	(215,134)	(126,642)
Net property and equipment	3,499,311	2,910,263

Total Assets	$3,638,453	$3,144,577

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$31,858	$50,939
Accrued liabilities	10,997	9,916
Current maturities of installment notes payable	26,486	7,625
Deferred rent	4,689	4,061
Total current liabilities	74,030	72,541

Deferred rent	430	2,926
Asset retirement obligations	22,788	12,804
Convertible debt - related party, net of discount of $369,742 and $410,677	180,257	139,323
Installment note payable	63,335	34,011

Total Liabilities	340,840	261,605

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,678,085 and 14,178,041 shares issued and outstanding	19,678	14,178
Additional paid in capital	7,102,123	5,429,488
Accumulated deficit	(3,824,188)	(2,560,694)

Total Stockholders' Equity	3,297,613	2,882,972
Total Liabilities and Stockholders' Equity	$3,638,453	$3,144,577

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Oil and gas sales	$235,775	$38,572	$360,644	$94,449
Operating expenses
Lease operating expense	64,954	26,900	163,136	63,181
Production tax	10,865	1,778	16,072	4,353
General and administrative expenses	752,007	230,396	1,296,628	597,520
Depreciation, depletion and amortization	54,222	14,221	88,492	34,456
Asset retirement obligation accretion	398	1,907	547	3,502

Total operating expenses	882,446	275,202	1,564,875	703,012
Loss from operations	(646,671)	(236,630)	(1,204,231)	(608,563)
Interest (expense)	(26,167)	-	(59,263)	-
Net loss from continuing operations before taxes	(672,838)	(236,630)	(1,263,494)	(608,563)
Net loss	$(672,838)	$(236,630)	$(1,263,494)	$(608,563)

Loss per share (Basic and fully diluted)	$(0.04)	$(0.02)	$(0.08)	$(0.04)

Weighted average number of common shares outstanding	17,648,316	13,963,481	16,548,923	15,423,667

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash Flows from Operating Activities
Net loss	$(1,263,494)	$(608,563)
Adjustment to reconcile net income to net cash used in operating activities:
Depletion, depreciation and amortization	88,492	34,456
Amortization of debt discount	40,934	-
Loss on sale/disposal of assets	-	5,609
ARO accretion	547	3,502
Stock-based compensation expense – employees	589,130	5,400
Stock-based compensation expense – consultants	399,000	-
Changes in operating assets and liabilities
Accounts receivable - related party	-	4,805
Accounts receivable	(17,910)	-
Other assets	15,731	(677)
Accounts payable	(26,185)	(21,200)
Accounts payable - related party	-	6,586
Accrued liabilities	1,081	16,564
Deferred rent	(1,867)	(1,228)

Net cash flows from operating activities	(174,541)	(554,746)

Cash Flows from Investing Activities
Purchase property and equipment	(18,876)	(6,200)
Proceeds from sale of property and equipment	-	20,000
Capital expenditures on oil and gas properties	(587,582)	(207,955)

Cash flows from investing activities	(606,458)	(194,155)

Cash Flows from Financing Activities
Amounts borrowed from related parties	-	350,000
Purchase of treasury stock	-	(900)
Proceeds from issuance of common stock	690,004	-
Payments on notes payable	(6,356)	-

Cash flows from financing activities	683,648	349,100

Net change in cash and cash equivalents	(97,351)	(399,801)

Cash and cash equivalents
Beginning of period	122,162	731,043

End of period	$24,811	$331,242

SUPPLEMENTAL DISCLOSURES
Interest paid	$18,329	$-
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Discount on related party debt	$-	$251,184
Cancellation of treasury shares	$-	$5,000
Initial recognition of asset retirement obligations	$9,437	$-
Change in accounts payable for expenditures on oil and gas properties	$7,103	$-
Fair value of stock issued for oil properties	$-	$395,000
Note payable for equipment	$54,541	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2013, as reported in Form 10-K, have been omitted.

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

During the six-month period ended June 30,2014, the Company sold 2,300,044 shares to private investors as part of the private placement detailed in the 8-K filed on February 14, 2014.  The shares were all purchased at a price of $0.30 per share and include warrants to purchase additional shares (one-for-one) at $0.75 per share any time before August 5, 2019. The purchasers included David Baker, who after his investment on February 16, 2014 subsequently joined our Board of Directors on May 8, 2014 and became the Company’s Chief Executive Officer on June 2, 2014.  On May 28, 2014 the Company entered into a financing services agreement (“Service Agreement”) with ViewTrade Securities Corporation (“ViewTrade”).  The Company will pay a commission in an amount equal to 10% of the gross proceeds received from any purchaser of Units directly introduced to the Company by ViewTrade, together with a five-year warrant to purchase up to 10% of the Securities sold by ViewTrade at an exercise price of 110% of the Offering Price.  The Service Agreement resulted in $2,500 of commission expense and 8,333 warrants issued at a strike price of $0.33 in the second quarter of 2014.  As of the end of the second quarter of 2014 the Service Agreement has been terminated. The Company evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s own stock. We concluded that the warrants meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the warrants.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (Unaudited)

As reported on Form 8-K filed January 31, 2014, on January 27, 2014, 800,000 shares were granted to David Baker in the first quarter of 2014 as consideration for his services as a consultant. The consulting agreement can be found in the 8-K filed on January 27, 2014. The shares granted to David Baker resulted in $380,000 of general and administrative expense in the first quarter of 2014.  On June 2, 2014 we issued 50,000 shares to an analyst for one year of service to research surrounding production near future oil and gas properties the Company is evaluating.  The shares granted resulted in $19,000 of general and administrative expense in the second quarter of 2014.

As reported on Form 8-K filed June 4, 2014, on June 2, 2014, David Baker and Marc Spezialy entered into employment agreements with the Company. In addition to a base salary and in consideration for both Mr. Baker’s and Mr. Spezialy’s future services as officers and directors, each received restricted shares of the Company’s common stock according to the terms of their respective employment agreements which can be found in the 8-K filed on June 4, 2014.  Mr. Baker received a one-time grant of 800,000 restricted shares of the Company’s common stock effective June 1, 2014 for his service as Chief Executive Officer. The shares shall be forfeited should the employment agreement be terminated for any reason prior to the conclusion of the initial 18 month term at a rate equal to 44,445 of the shares for each whole month that the employment period is terminated prior to the conclusion of the initial 18 month term.  The Company is accounting for the expense of these shares over the term of Mr. Baker’s employment.  Mr. Baker also received a separate grant of an additional 100,000 restricted shares of the Company’s common stock for his services as a Director effective June 1, 2014. These shares are not subject to potential forfeiture.  Mr. Spezialy received a one-time grant of 1,000,000 restricted shares of the Company’s common stock, effective June 1, 2014 for his service as Chief Operating Officer.  Mr. Spezialy also received a separate grant of an additional 100,000 restricted shares of the Company’s common stock for his services as a Director, effective June 1, 2014.  Matthew Ferguson received a grant of 100,000 restricted shares of the Company’s common stock as compensation for his services as a Director and a separate grant of an additional 100,000 restricted shares of the Company’s stock for his services as a board advisor. Both grants are effective June 1, 2014.  The shares granted to our employees and directors in the second quarter of 2014 resulted in $548,889 of general and administrative expense for the same period.

Additionally 150,000 shares related to stock compensation for employees and directors vested during the six-month period ended June 30, 2014. Stock based compensation expense relating to these shares was $40,241 and $0 for the six-month periods ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, we had $458,949 of total unrecognized compensation expense associated with restricted shares granted to employees and director.  Of that amount, $296,949 (830,556 unvested shares) will be recognized over a seventeen month period.

The remainder is subject to performance conditions and is not currently being amortized. As of June 30, 2014, there were 600,000 unvested shares subject to performance conditions. All of the aforementioned shares had a grant-date fair value, as determined by closing stock prices on August 5, 2013, of $0.27 per share.

Summary information regarding common stock warrants issued and outstanding as of June 30, 2014, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2013	1,570,000	$0.80	$-	9.1
Granted	2,308,378	0.75	-	5.1
Exercised	-	-	-
Expired	-	-	-
Outstanding at six-month period ended June 30, 2014	3,878,378	$0.77	$-	6.7

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of June 30, 2014, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

In June 2013 we drilled and completed two wells at approximately $120,000 each.

In August 2013, we became an oil and gas operator and took over the operating of 100% of our wells. We will work independently with vendors to drill wells on our lease with the supervision of the Company’s director, Matthew Ferguson.

In August 2013 we drilled and completed one well at a cost of approximately $120,000 and converted one existing well to an injection well.

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

On October 24, 2013, the Company filed a release of the Prior Lease.

In January 2014 the Company drilled and completed one well at a cost of approximately $120,000.

In March 2014 the Company drilled and completed three additional wells at a total cost per well of approximately $120,000.

In June 2014 the Company drilled three additional wells but did not complete them by August 11, 2014.  Total cost per completed well will be approximately $120,000.

The cost to drill and complete any remaining wells on the 623 acre lease will be approximately $120,000 per well.

As of June 30, 2014, we had drilled sixteen wells, eleven of which were actively producing.  As of August 11, 2014 these eleven wells were producing approximately 35bbls of oil and 70bbls of water per day.

We are currently in the process of raising funds through the private placement discussed in our 8-K filed on February 14, 2014, with plans of using funds raised to complete three wells which have already been drilled and drill and complete one additional well on our lease in the Minerva-Rockdale field.

The well will be drilled to sufficient depths to test the shallow Navarro B formation (approximate depth of 1,800 feet).  Each well will take approximately seven days to drill.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

Results of Operations/Liquidity and Capital Resources

Revenues

Our total revenue reported for the six-month period ended June 30, 2014 was $360,644, an increase of $266,195 from the prior year period. Our increased revenue for the six-month period ended June 30, 2014 as compared with the prior year quarter is a result of drilling and completing seven new wells.

Operating Expenses

Operating expenses increased to $1,564,875 for the six-month period ended June 30, 2014 from $703,012 for the prior six-month period ended June 30, 2013. Our major expenses for the six-month period ended June 30, 2014 were stock-based contract labor and employee expense of $988,130, lease operating expenses of $163,136, legal and professional fees of $128,663 and salaries and wages of $108,222. In comparison, major operating expenses for the six-month period ended June 30, 2013 were salaries and wages of $235,629, legal and professional expenses of $209,278 and lease operating expenses of $63,181.

Our lease operating expenses increased as we drilled additional wells.  Our lease operating expenses was higher than we expected for the six-month period ended June 30, 2014 due to non-reoccurring maintenance issues with the wells and cold weather related production issues. Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, offset by $988,130 in stock based-based employee, director and contract labor expenses in 2014.

Other Income/Expenses

Other expenses were $59,263 for the six-month period ended June 30, 2014, an increase from other expenses of $0 for the same period ended 2013. We had $59,263 of interest expenses in 2014, which accounted for the difference.

Net Loss

Net loss for the six-month period ended June 30, 2014 was $1,263,494 compared to a net loss of $608,563 for the prior six-month period ended June 30, 2013 due to the factors described above.

Our sources and (uses) of funds for the six months ended June 30, 2014 were:

Cash provided (used) in operations	$(174,541)
Purchase property and equipment	(18,876)
Capital expenditures on oil and gas properties	(587,582)
Proceeds from issuance of common stock	690,004
Payments on notes payable	(6,356)

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2014 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.    Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2014, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROCKDALE RESOURCES CORPORATION

August 12, 2014	By:	/s/ David Baker
David Baker
Chief Executive Officer

By:	/s/ Marc Spezialy
Marc Spezialy
Principal Financial and Accounting Officer