Form 10-Q
period 2014-09-30
Rockdale Resources Corp
filed 2014-11-12
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,253,152 shares of common stock as of November 7, 2014.

PART I

Item 1.    Financial Statements

ROCKDALE RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$11,972	$122,162
Accounts receivable	50,064	58,472
Other current assets	44,622	53,680
Total current assets	106,658	234,314

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	3,643,942	2,954,854
Furniture, equipment & software	94,283	82,051
Less accumulated depreciation	(253,947)	(126,642)
Net property and equipment	3,484,278	2,910,263

Total Assets	$3,590,936	$3,144,577

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$36,424	$50,939
Accrued liabilities	10,449	9,916
Current maturities of installment notes payable	18,877	7,625
Deferred rent	3,964	4,061
Total current liabilities	69,714	72,541

Deferred rent	-	2,926
Asset retirement obligations	28,351	12,804
Convertible debt - related party, net of discount of $349,015 and $410,677	200,985	139,323
Installment note payable	31,030	34,011

Total Liabilities	330,080	261,605

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,153,152 and 14,178,041 shares issued and outstanding	19,153	14,178
Additional paid in capital	7,276,173	5,429,488
Accumulated deficit	(4,034,470)	(2,560,694)

Total Stockholders' Equity	3,260,856	2,882,972
Total Liabilities and Stockholders' Equity	$3,590,936	$3,144,577

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Oil and gas sales	$187,302	$82,722	$547,946	$177,171
Operating expenses
Lease operating expense	77,319	57,214	240,455	120,395
Production tax	8,632	3,812	24,704	8,165
General and administrative expenses	234,091	113,294	1,530,719	710,814
Depreciation, depletion and amortization	47,414	25,722	135,906	60,178
Asset retirement obligation accretion	572	2,507	1,119	6,009

Total operating expenses	368,028	202,549	1,932,903	905,561
Loss from operations	(180,726)	(119,827)	(1,384,957)	(728,390)
Interest (expense)	(29,556)	(15,510)	(88,819)	(15,510)
Net loss from continuing operations before taxes	(210,282)	(135,337)	(1,473,776)	(743,900)
Net loss	$(210,282)	$(135,337)	$(1,473,776)	$(743,900)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$(0.08)	$(0.05)

Weighted average number of common shares outstanding	19,895,858	14,003,041	17,676,828	14,944,922

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash Flows from Operating Activities
Net loss	$(1,473,776)	$(743,900)
Adjustment to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	135,906	60,178
Amortization of debt discount	61,662	15,510
Loss on sale/disposal of assets	11,258	5,610
ARO accretion	1,119	6,009
Stock-based compensation expense – employees	672,635	17,827
Stock-based compensation expense – consultants	399,000	-
Changes in operating assets and liabilities
Accounts receivable - related party	-	4,805
Accounts receivable	8,408	(41,039)
Other assets	9,058	(19,623)
Accounts payable	(25,542)	(7,078)
Accounts payable - related party	-	2,700
Accrued liabilities	533	(19,574)
Deferred rent	(3,023)	(2,067)

Net cash flows from operating activities	(202,762)	(720,642)

Cash Flows from Investing Activities
Purchase property and equipment	(18,876)	(6,200)
Proceeds from sale of property and equipment	-	20,000
Capital expenditures on oil and gas properties	(655,556)	(354,840)

Cash flows from investing activities	(674,432)	(341,040)

Cash Flows from Financing Activities
Amounts borrowed from related parties	-	450,000
Purchase of treasury stock	-	(900)
Proceeds from issuance of common stock	780,024	-
Payments on notes payable	(13,020)	-

Cash flows from financing activities	767,004	449,100

Net change in cash and cash equivalents	(110,190)	(612,582)

Cash and cash equivalents
Beginning of period	122,162	731,043

End of period	$11,972	$118,461

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$27,257	$-
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Discount on related party debt	$-	$343,232
Cancellation of shares	$1,000	$5,000
Initial recognition of asset retirement obligations	$14,428	$26,346
Change in accounts payable for expenditures on oil and gas properties	$11,028	$-
Fair value of stock issued for oil properties	$-	$395,000
Note payable for equipment	$54,541	$-
Sale of vehicle to related party for assumption of note payable	$33,250	$-

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
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

NOTE 3. GOING CONCERN

The Company has suffered recurring losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans to generate profits by drilling productive oil or gas wells.  However, the Company will need to raise the funds required to drill new wells through the sale of its securities, through loans from third parties or from third parties willing to pay the Company’s share of drilling and completing the wells.   The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.  If additional financing is not available when needed, the Company may need to cease operations.   The Company may not be successful in raising the capital needed to drill oil or gas wells.  Any wells which the Company may drill may not be productive of oil or gas.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.  We have plans to finance our activities through private offerings of our securities, issuance of corporate bonds and/or joint venture agreements.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

NOTE 4. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock

During the nine-month period ended September 30,2014, the Company sold 2,600,111 shares to private investors as part of the private placement detailed in the 8-K filed on February 14, 2014.  The shares were all purchased at a price of $0.30 per share and include warrants to purchase additional shares (one-for-one) at $0.75 per share any time before August 5, 2019. The purchasers included David Baker, who after his investment on February 16, 2014 subsequently joined our Board of Directors on May 8, 2014 and became the Company’s Chief Executive Officer on June 2, 2014.  The purchasers also included Leo Womack, who after his investment on August 15, 2014 simultaneously joined our Board of Directors.  On May 28, 2014 the Company entered into a financing services agreement (“Service Agreement”) with ViewTrade Securities Corporation (“ViewTrade”).  The Company will pay a commission in an amount equal to 10% of the gross proceeds received from any purchaser of Units directly introduced to the Company by ViewTrade, together with a five-year warrant to purchase up to 10% of the Securities sold by ViewTrade at an exercise price of 110% of the Offering Price.  The Service Agreement resulted in $2,500 of commission expense and 8,333 warrants issued at a strike price of $0.33 in the second quarter of 2014.  As of June 30, 2014 the Service Agreement has been terminated. The Company evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s own stock. We concluded that the warrants meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the warrants.

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

As reported on Form 8-K filed June 4, 2014, on June 2, 2014, David Baker and Marc Spezialy entered into employment agreements with the Company. In addition to a base salary and in consideration for both Mr. Baker’s and Mr. Spezialy’s future services as officers and directors, each received restricted shares of the Company’s common stock according to the terms of their respective employment agreements which can be found in the 8-K filed on June 4, 2014. Mr. Baker received a one-time grant of 800,000 restricted shares of the Company’s common stock effective June 1, 2014 for his service as Chief Executive Officer. The shares shall be forfeited should the employment agreement be terminated for any reason prior to the conclusion of the initial 18 month term at a rate equal to 44,445 of the shares for each whole month that the employment period is terminated prior to the conclusion of the initial 18 month term. The Company is accounting for the expense of these shares over the term of Mr. Baker’s employment. Mr. Baker also received a separate grant of an additional 100,000 restricted shares of the Company’s common stock for his services as a Director effective June 1, 2014. These shares are not subject to potential forfeiture. Mr. Spezialy received a one-time grant of 1,000,000 restricted shares of the Company’s common stock, effective June 1, 2014 for his service as Chief Operating Officer. Mr. Spezialy also received a separate grant of an additional 100,000 restricted shares of the Company’s common stock for his services as a Director, effective June 1, 2014. Matthew Ferguson received a grant of 100,000 restricted shares of the Company’s common stock as compensation for his services as a Director and a separate grant of an additional 100,000 restricted shares of the Company’s stock for his services as a board advisor. Both grants are effective June 1, 2014. The shares granted to our employees and directors in the second quarter of 2014 resulted in $599,556 of general and administrative expense during the nine-month period ended September 30, 2014.  In addition, the Company granted 100,000 shares of common stock to a director during the quarter ended September 30, 2014, which were valued, using the closing stock price on the date of grant, at $23,000.

Additionally 225,000 shares related to stock compensation for employees and directors vested during the nine-month period ended September 30, 2014. Stock based compensation expense relating to these shares was $50,079 and $12,427 for the nine-month periods ended September 30, 2014 and 2013, respectively.

On September 30, 2014, Marc Spezialy resigned as officer and director of the company and transferred 1,000,000 shares of the Company’s common stock, to the Company for no consideration. These shares were returned to treasury and cancelled. Additionally Mr. Spezialy was able to purchase a company vehicle by paying off the amount owed of $33,250. This transfer resulted in a loss of $11,258 for the third quarter of 2014.

As of September 30, 2014, we had $334,333 of total unrecognized compensation expense associated with restricted shares granted to employees and a director. Of that amount, $253,333 (666,667 unvested shares) will be recognized over a fourteen month period.

The remainder is subject to performance conditions and is not currently being amortized. As of September 30, 2014, there were 300,000 unvested shares subject to performance conditions. All of the aforementioned shares had a grant-date fair value, as determined by closing stock prices on August 5, 2013, of $0.27 per share.

Summary information regarding common stock warrants issued and outstanding as of September 30, 2014, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2013	1,570,000	$0.80	$-	9.1
Granted	2,608,445	0.75	-	4.8
Exercised	-	-	-
Expired	-	-	-
Outstanding at nine-month period ended September 30, 2014	4,178,445	$0.77	$-	6.4

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company is not aware of any environmental claims existing as of September 30, 2014, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

In June 2014 the Company drilled two wells which were completed in September 2014 as a cost per well of approximately $120,000.

In June 2014 the Company drilled an additional well but did not complete the well by November 7, 2014.  Total cost per completed well will be approximately $120,000.

The cost to drill and complete any remaining wells on the 623 acre lease will be approximately $120,000 per well.

As of September 30, 2014, we had drilled sixteen wells, thirteen of which were actively producing.  As of November 7, 2014 these thirteen wells were producing approximately 35bbls of oil and 80bbls of water per day.

We are currently in the process of raising funds through the private placement discussed in our 8-K filed on February 14, 2014, with plans of using funds raised to complete one well which have already been drilled and drill and complete one additional well on our lease in the Minerva-Rockdale field.

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

Results of Operations/Liquidity and Capital Resources

Revenues

Our total revenue reported for the nine-month period ended September 30, 2014 was $547,946, an increase of $370,775 from the prior year period. Our increased revenue for the nine-month period ended September 30, 2014 as compared with the prior year period is a result of drilling and completing seven new wells.

Operating Expenses

Operating expenses increased to $1,932,903 for the nine-month period ended September 30, 2014 from $905,561 for the prior nine-month period ended September 30, 2013. Our major expenses for the nine-month period ended September 30, 2014 were stock-based contract labor and employee expense of $1,071,635, lease operating expenses of $240,455, legal and professional fees of $163,408 and salaries and wages of $194,531. In comparison, major operating expenses for the nine-month period ended September 30, 2013 were salaries and wages of $283,451, legal and professional expenses of $224,067 and lease operating expenses of $120,395.

Our lease operating expenses increased as we drilled additional wells.  Our lease operating expenses was higher than we expected for the nine-month period ended September 30, 2014 due to non-reoccurring maintenance issues with the wells and cold weather related production issues in the first quarter of 2014. Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, offset by $1,071,635 in stock based-based employee, director and contract labor expenses in 2014.

Other Income/Expenses

Other expenses for the nine-month period ended September 30, 2014 was $88,819 compared to other expenses of $15,510 for the prior nine-month period ended September 30, 2013.  We had nine months of interest expenses in 2014 compared to only three months of interest expense in 2013, which accounted for the difference.

Net Loss

Net loss for the nine-month period ended September 30, 2014 was $1,473,776 compared to a net loss of $743,900 for the prior nine-month period ended September 30, 2013 due to the factors described above.

Our sources and (uses) of funds for the nine months ended September 30, 2014 were:

Cash used in operations	$(202,762)
Purchase property and equipment	(18,876)
Capital expenditures on oil and gas properties	(655,556)
Proceeds from issuance of common stock	780,024
Payments on notes payable	(13,020)

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

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.    Exhibits

Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKDALE RESOURCES CORPORATION

November 10, 2014	By:	/s/ David Baker
David Baker
Principal Executive, Financial and Accounting Officer