Form 10-K
period 2014-12-31
Rockdale Resources Corp
filed 2015-05-26
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52690

ROCKDALE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N Post Oak, Suite 512 Houston, TX	77024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (832-941-0011)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014 was approximately $3,439,251.

As of May 21, 2015, the Registrant had 18,953,152 outstanding shares of common stock.

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

ITEM 1. BUSINESS.

Background

We were incorporated in Colorado on January 16, 2002.

We planned to sell custom framed artwork, art accessories, and interior design consulting. However, we generated only limited revenue since inception and have been inactive between 2008 and February of 2012.

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

Our strategy is to acquire other similar prospects in or adjacent to existing fields with further development potential and minimum risk.

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

In August 2013, we became an oil and gas operator and took over the operating of 100% of our wells.  As such, we terminated our relationship with RTO Operating, LLC for the day to day operations and monitoring of our wells. During 2014 the Company continued to operate its own lease. During the fourth quarter of 2014 the Company hired Jovian Petroleum Corporation to survey the operations and well performance at the Noack field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014 the Company signed an operating agreement with Jovian to assume full operational responsibility for the Noack field under a fixed fee agreement of $10,000 per month for full operating field services.

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

By virtue of a series of assignments, the Prior Lease previously had been assigned to the Company as Lessee effective as of March 20, 2012.  (The assignment to the Company is filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013, and the Prior Lease was filed as Exhibit 10.8 to such Quarterly Report.)  All of the Company’s current wells are drilled on the 623.29 acres that constitute the leased premises under the New Lease and the Prior Lease.

On October 24, 2013, the Company filed a release of the Prior Lease.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells.  During the year-ended December 31, 2012 we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well.. During 2014 the Company drilled seven (7) new wells. Two (2) of the wells were completed, one (1) well was completed but never produced and four (4) wells were never completed.

The table below shows the type and number of wells we drilled during the year ended December 31, 2014.

	Gross	Net
Development Wells:
Productive:
Oil	2	2
Gas Complete but not produced	1	1
Uncompleted	4	4

Exploratory Wells:
Productive	-	-
Oil	-	-
Gas
Nonproductive

The following table shows, as of March 15, 2015, our producing wells, developed acreage, and undeveloped acreage, excluding one (1) service (injection and disposal) well:

State	Productive Wells		Developed Acreage		Undeveloped Acreage (1)
	Gross	Net	Gross	Net	Gross	Net

Texas	17	17	30	30	593.3	593.3

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of March 15, 2015, the status of our gross acreage:

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

Proved Reserves

Below are estimates of our net proved reserves as of December 31, 2014, net to our interest. All of our proved reserves are located in Texas.

Estimates of volumes of proved reserves at December 31, 2014 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved Developed:
Producing	69,400	-
Non-Producing	9,700	-
Proved Undeveloped	222,800	-

‘‘Bbl’’ refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons. ‘‘Mcf’’ refers to one thousand cubic feet. A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil. Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended December 31, 2014. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$27,417,600
Deductions (including estimated taxes)	$(16,888,500)
Future net cash flow	$10,529,050
Discounted future net cash flow	$6,303,880

Mire and Associates Inc. prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of December 31, 2014 and 2013. Mire and Associates is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at Mire and Associates.

Kurt Mire, P.E. was the technical person primarily responsible for overseeing the preparation of the reserve report. Mr. Mire has more than 30 years of practical experience in the estimation and evaluation of petroleum reserves.

Zel C. Khan, our interim CEO, and his team at Jovian Petroleum oversaw preparation of the reserve estimates by Mire and Associates.  We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2014 in those cases where such data were considered to be definitive.

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

Proved undeveloped reserves increased from 2013 to 2014 as a result of a new well that was drilled on the other side of a fault line bisecting the lease. This new well allowed for additional reserves to be proven in that area of the lease.

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

General

As of May 1, 2015 we had one full time employee and no part time employees. As noted in our filings we have entered into a formal agreement with Jovian Petroleum to handle all field and office responsibilities and as of March 1, 2015 Mr. Zel C. Khan became the interim CEO of the Company.

Our principal office is located at 710 N. Post Oak Rd. Suite 512 Houston, Texas 77024.

ITEM 2.  PROPERTIES.

See Item 1 of this report.  In addition, we lease our principal office space, consisting of approximately 600 square feet, at a rate which is currently $600.00 per month.  Our lease is expires on May 31, 2015 when we expect to move into larger offices.

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

On June 17, 2014 the Case was permanently settled with the payment of $7,500.00 by the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BBLSE” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently not current and that is why the E designation as been added to our symbol. We anticipate that our trading status and symbol will return to normal with this filing. Since inception, we have previously filed all our SEC reports on time.

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

Quarter Ended	High	Low

March 31, 2013	$0.80	$0.30
June 30, 2013	$0.79	$0.21
September 30, 2013	$0.30	$0.16
December 31, 2013	$0.44	$0.25

Quarter Ended	High	Low

March 31, 2014	$0.50	$0.20
June 30, 2014	$0.39	$0.24
September 30, 2014	$0.30	$0.14
December 31, 2014	$0.18	$0.05

On May 1, 2015 the closing price of our common stock was $0.07.

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

Holders of Our Common Stock

As of May 1, 2015 we had 18,953,152 outstanding shares of common stock and approximately 230 shareholders of record.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Our total revenue reported for the year ended December 31, 2014 was $683,536, an increase of $359,026 from the prior year.

Our increased revenue for the year ended December 31, 2014 as compared with the prior year is a result of drilling new wells.

Operating Expenses

Operating expenses increased to $2,244,788 for the year ended December 31, 2014 from $1,186,113 for the year ended December 31, 2013. Our major expenses for the year ended December 31, 2013 were stock compensation expense of $1,147,302, salaries and wages of $250,703, legal expenses of $104,332 professional fees and contract labor of $82,800. In comparison, our operating expenses for the year ended December 31, 2013, were salaries and wages of $257,839, legal expenses of $212,561 and professional fees and contract labor of $114,103.

During the year ended December 31, 2013, our oil and gas sales increased as we drilled more productive wells. Our lease operating expenses increased as we drilled additional wells.  Our general and administrative expenses increased primarily due to stock compensation expense.

Other Income/Expenses

Other expenses were $113,281 for the year ended December 31, 2014 an increase from other expenses of $80,378 for the same period ended 2013. The increase was primarily due to increased accretion expense from ARO and debt discount.

Net Loss

Net loss for the year ended December 31, 2014 was $1,674,533 compared to net loss of $894,506 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, we had total current assets of $91,665 and total assets in the amount of $3,617,743. Our total current liabilities as of December 31, 2014 were $129,993.  We had negative working capital of $38,328 as of December 31, 2014.

Operating activities used $173,895 in cash for the year ended December 31, 2014. Our net loss of $1,674,533 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $86,124, stock-based compensation of $1,147,302 and depreciation and amortization of $165,943.

Cash flows used by investing activities during the year ended December 31, 2014 was $691,229 as a result of capital expenditures on oil properties of $675,426 as well as the purchase of property and equipment of $15,803.

Cash flows used by financing activities during the year ended December 31, 2014 amounted to $767,650 and consisted of $780,024 in a private placement offering and $12,374 in payments on notes payable.

During the year ended December 31, 2013, we raised $350,000 through a private convertible debt offering with warrants as reported on Form 8-K filed June 20, 2013.  We also raised $200,000 through a private convertible debt offering with warrants in two tranches, as reported on Form 8-K filed October 3, 2013 and on Form 8-K as filed January 3, 2014.

During the year ended December 31, 2014, the Company raised $780,000 through the sale of 2,600,111 shares to private investors as part of a private placement, detailed on Form 8-K filed on February 14, 2014. The shares were all purchased at a price of $0.30 per share and included warrants. The purchasers included David Baker and Leo Womack.

Our sources and (uses) of funds for the year ended December 31, 2014 were:

Cash used in operations	$(173,895)

Purchase of property and equipment	(15,803)

Capital expenditures on oil and gas properties	(675,426)

Net payments on notes payable	(12,374)

Funds from Private Placement Offering	780,024

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

Contractual Obligations

The Company had no material contract obligations as of December 31, 2014:

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $4,235,227 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
F-4	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
F-6	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013
F-7	Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2014.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, controls and procedures were not effective at that date due to the transition issues related to the relocation of the Company to Houston. These issues included implementing a new accounting system under new accounting personnel and establishing new procedures to insure proper controls are in place. Management feels significant progress has been made towards accomplishing these objectives.

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

Zel C. Khan, our interim CEO and Leo Womack our financial expert Board Member, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 1992. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2014.

Name	Age	Position

Zel C. Khan	41	Chief Executive

Leo Womack	72	Director

Lee Lytton	71	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Zel C. Khan is an oilfield operator with over 20 years of experience in the Oil & Gas industry. He has successfully operated, both on and offshore, in Texas, Oklahoma, New Mexico and California. He has established a reputation for reducing operating costs on various projects, including a former ConocoPhillips offshore facility located in deep water Gulf of Mexico. Mr. Khan holds an MBA from Chapman University, California.

Directors

Leo Womack has over 40 years of experience in advising and serving as Director of small micro-capitalization public and private companies. Mr. Womack has been the President of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986.  He has been the Chairman of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996.  From 1969 to 1978, he was the managing partner of a local and later national CPA firm. He has served on the Board and as Chairman of the Houston Angel Network and on National Committees of the Angel Capital Association.  He currently serves as audit committee chair and Director of HII Technologies, Inc. (OTCQB:HIIT).  Prior to its acquisition by ITT in 2010, he served as a board member and the audit committee chair for OI Corporation (NASDAQ:OICO).  Mr. Womack earned a Bachelor of Business Administration in Accounting from Texas A&M University-Kingsville in 1965 and holds a Series 7 Securities License.

Lee Lytton is a currently a tenured professor at St. Mary's Law School in San Antonio where he has taught Oil and Gas Law as well as Texas Land and Title courses for the last 26 years. Prior to that Mr. Lytton was a founding partner in a South Texas Oil and Gas Operating Company for 10 years after leaving the FBI as a Special Agent. He was admitted to the Texas Bar and practiced law as an Assistant District Attorney early in his career. Mr. Lytton serves on the Board of the South Texans' Property Rights Association as a result of his family's historical standing as a prominent South Texas ranching family.

Our bylaws authorize no less than three and not more than five members. We currently have two directors with the resignation of Mr. Baker in February 2014. Two new Directors have been nominated by the current Board for election at the upcoming Shareholders  meeting. .

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have a formal employment agreement with Zel C. Khan that is subject to closing of the proposed SUDS transaction described herein under Subsequent Events. In the meantime Mr. Khan has agreed to serve as the CEO on an interim basis with a deferred salary accruing at $10,000 per month beginning March 1, 2015.

The following shows the amount of time our officer expects to devote to our business:

Name	Percent

Zel C. Khan	90%

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

We do not have a formal audit committee , however Mr. Leo Womack Chairman of our Board of Directors has been licensed as a CPA in Texas since 1967 and has served as Audit Committee Chairman of NASD member firms so he qualifies as our financial expert.

For the fiscal year ending December 31, 2014, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2014 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2014, no delinquent form were filed.

ITEM 11. EXECUTIVE COMPENSATION

We do not have a compensation committee.  One of our directors, Leo Womack is a financial expert as that term is defined by the Securities and Exchange Commission. All of our directors are independent as that term is defined in Rule 803 of the NYSE Amex.

During the year ended December 31, 2014, none of our officers were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2013 and December 31, 2014.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Michael D. Smith (Former)	2013	$10,000	--	--	--	--	$10,000
Principal Executive Officer

Marc Spezialy	2013	$120,000	--	--	--	--	120,000
Principal Executive Officer and Financial and Accounting Officer

John Barton (Former)	2013	$18,000	--	--	--	--	$18,000
Vice President

Patrick Merritt (Former)	2013	$30,458	--	--	--	--	$30,458
Senior Vice President of Exploration and Production

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Marc Spezialy	2014	$100,000	--	--	--	--	$100,000
Principal Executive Officer and Financial and Accounting Officer (Former)

David Baker	2014	$70,000	--	118,224	--	--	$188,224
Principal Executive Officer

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.

See “Changes in Management” in Item 10 of this report.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

We do not have any outstanding options, warrants or other securities which provide for the issuance of additional shares of our common stock as compensation for services of Directors or Officers.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marc Spezialy	-	38,000	-	-	-	-	38,000
David Baker	-	38,000	-	-	-	-	38,000
Matthew Ferguson	-	76,000	-	-	-	-	76,000
Leo Womack	-	23,000	-	-	-	-	23,000
Lee H Lytton	-	15,000	-	-	-	-	15,000

Narrative Disclosure to the Director Compensation Table

Mr. Baker received 100,000 shares of restricted stock as a Director on June 1, 2014 valued @ $0.38.  Mr. Spezialy received 100,000 shares of restricted stock as a Director on June 1, 2014 valued @ $0.38.  Mr. Ferguson received 200,000 shares of restricted stock as a Director on June 3, 2014 valued @ $0.38.  Mr. Womack received 100,000 shares of restricted stock as a Director on August 16, 2014 valued at $0.23.  Mr. Lytton received 100,000 shares of restricted stock as a Director on December 15, 2014 valued @ $0.12.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of May 15, 2015, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our officers and directors and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Leo Womack (1)	1,896,667 shares	9.8%
Common	Lee H. Lytton (1)	133,400 shares	0.6%
Total of All Directors and Executive Officers:		2,030,067 shares	10.4%

More Than 5% Beneficial Owners:

Rick Wilber(4)		1,500,000 shares	7.7%

(1)	Except as otherwise indicated, the address of each person named in this table is 710 N. Post Oak Rd. Suite 400 Houston, Texas 77024.

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

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 19,353,152 shares of common stock issued and outstanding on December 31, 2014.

(4)
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

As reported on Form 8-K filed January 31, 2014, on January 27, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with Mercadyne Advisors LLC (the “Consultant”), an entity controlled by David N. Baker.  The Company agreed to issue 800,000 shares of common stock in the name of David N. Baker as consideration for the Consultant’s provision of the consulting services under the Agreement.  The Consultant agreed to return 400,000 of these shares to the Company if (i) the Company terminates the Agreement on or before April 27, 2014, for the Consultant’s failure to perform under the Agreement, or (ii) the Consultant fails to invest $125,000 in the Company prior to April 27, 2014, on terms reasonably satisfactory to the Company. The Consultant did invest the $125,000 prior to April 27, 2014 so no return of shares occurred.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey, LLP served as our independent registered public accounting firm for the years ended December 31, 2014 and 2013. The following table shows the aggregate fees billed to us for these years by MaloneBailey.

	Year Ended December 31,
	2014	2013

Audit Fees	$30,000	$30,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ROCKDALE RESOURCES CORPORATION
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rockdale Resources Corporation
Austin, TX

We have audited the accompanying balance sheets of Rockdale Resources Corporation (the "Company") as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the related results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
May 22, 2015

ROCKDALE RESOURCES CORPORATION
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$24,688	$122,162
Accounts receivable	26,176	58,472
Other current assets	40,801	53,680
Total current assets	91,665	234,314

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	3,715,779	2,954,854
Furniture, equipment & software	94,283	82,051
Less accumulated depreciation	(283,984)	(126,642)
Net property and equipment	3,526,078	2,910,263

Total Assets	$3,617,743	$3,144,577

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$99,425	$50,939
Accrued liabilities	8,875	9,916
Current maturities of installment notes payable	18,877	7,625
Deferred rent	2,816	4,061
Total current liabilities	129,993	72,541

Deferred rent	-	2,926
Asset retirement obligations	100,175	12,804
Convertible debt - related party, net of discount of 324,553 and $410,667	225,447	139,323
Installment note payable	26,362	34,011
Total Liabilities	481,977	261,605

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,353,152 and 14,178,041 shares issued and outstanding	19,353	14,178
Additional paid in capital	7,351,640	5,429,488
Accumulated deficit	(4,235,227)	(2,560,694)

Total Stockholders' Equity	3,135,766	2,882,972
Total Liabilities and Stockholders' Equity	$3,617,743	$3,144,577

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENT OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013
Oil and gas sales	$683,536	$324,510
Operating expenses
Lease operating expense	290,557	164,710
Production tax	29,748	14,956
General and administrative expenses	1,756,668	904,115
Depreciation, depletion and amortization	165,943	93,740
Asset retirement obligation accretion	1,872	8,592
Total operating expenses	2,244,788	1,186,113
Loss from operations	(1,561,252)	(861,603)
Other income (expense)
Interest (expense)	(113,281)	(32,903)
Net loss from continuing operations before taxes	(1,674,533)	(894,506)
Income tax provision (benefit)	-	-
Net loss	$(1,674,533)	$(894,506)

Loss per share
(Basic and fully diluted)	$(0.09)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	18,070,038	14,737,653

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash Flows from Operating Activities
Net loss	$(1,674,533)	$(894,506)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,943	93,740
Accretion of debt discount	86,124	32,551
Loss on disposal of assets	10,945	6,999
Asset retirement obligation accretion	1,872	8,592
Stock-based compensation expense – employees	700,303	36,322
Stock-based compensation expense – consultants and directors	447,000	-
Changes in operating assets and liabilities
Accounts receivable	32,300	(53,667)
Other assets	12,879	(5,455)
Accounts payable	48,485	7,048
Accrued liabilities	(1,041)	(12,363)
Deferred rent	(4,172)	(2,898)

Net cash flows used in operating activities	(173,895)	(783,637)

Cash Flows from Investing Activities
Purchase property and equipment	(15,803)	(20,700)
Proceeds from sale of property and equipment	-	24,500
Capital expenditures on oil and gas properties	(675,426)	(376,995)

Cash flows used in investing activities	(691,229)	(373,195)

Cash Flows from Financing Activities
Borrowings on convertible debt - related parties	-	550,000
Proceeds from issuance of common stock	780,024	-
Purchase of treasury stock	-	(900)
Net payments on notes payable	(12,374)	(1,149)

Cash flows provided by financing activities	767,650	547,951

Net change in cash and cash equivalents	(97,474)	(608,881)

Cash and cash equivalents
Beginning of period	122,162	731,043

End of period	$24,688	$122,162

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Truck transferred to former CEO	$41,636	$-
Initial recognition of discount on related party debt	-	443,228
Initial recognition of asset retirement obligations	19,418	45,763
Change in estimated cash flows from asset retirement obligation	66,081	(74,777)
Fair value of stock issued for oil properties	-	433,000
Note payable for equipment	57,613	42,785

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Additional		Stockholders'
	Common Stock		Treasury			Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount		Capital	Deficit	(Deficit)
Balance at December 31, 2012	17,159,748	17,160	(20,000)	(5,000)		4,519,856	(1,666,188)	2,865,828
Stock-based compensation –employees	95,000	95	-	-		36,227	-	36,322
Purchase of Treasury stock and cancellation of stock	(45,000)	(45)	20,000	5,000		(4,955)	-	-
Repurchase and cancellation of common shares stock	(3,631,707)	(3,632)	-	-		2,732	-	(900)
Shares issued for oil properties	600,000	600	-	-		432,400	-	433,000
Debt discount	-	-	-	-		443,228	-	443,228
Net loss	-	-	-	-		-	(894,506)	(894,506)
Balance at December 31, 2013	14,178,041	$14,178	-		$-	$5,429,488	$(2,560,694)	$2,882,972
Repurchase and cancellation of common shares	(1,000,000)	(1,000)	-	-		1,000	-	-
Shares issued for cash	2,600,111	2,600	-	-		777,424	-	780,024
Stock-based compensation – employees	2,425,000	2,425	-	-		697,878	-	700,303
Stock-based compensation – consultants	950,000	950	-	-		411,050		412,000
Stock based compensation - directors	200,000	200	-	-		34,800	-	35,000
Net Loss	-	-	-	-		-	(1,674,533)	(1,674,533)
Balance at December 31, 2014	19,353,152	$19,353	-	$-		$7,351,640	$(4,235,227)	$3,135,766

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

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

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations.  For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period.  Prices are adjusted for basis or location differentials.  Unless sales contracts specify otherwise, prices are held constant for the productive life of each well.  Similarly, current costs are assumed to remain constant over the entire calculation period.  There was no impairment during the years ended December 31, 2014 and 2013.

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

Revenue Recognition— Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no imbalance positions at December 31, 2014 or 2013. Charges for gathering and transportation are included in production expenses.

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

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.  There are currently no unrecognized tax benefits that if recognized would affect the tax rate.  There was no interest or penalties recognized for the twelve months ended December 31, 2014.

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company's tax returns filed since the 2010 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Furniture, equipment, and software—Furniture, equipment, and software are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred.  We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended December 31, 2014 and 2013, respectively.

Earnings (Loss) Per Share—Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 18,070,038 for 2014 and 14,737,653 for 2013. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive.  Basic and diluted earnings per share are the same in all periods presented because losses are anti-dilutive.

Concentration of Credit Risk—The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company's oil sales revenues for 2014 and 2013. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

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

During the years ended December 31, 2014 and 2013, the Company amortized $86,124 and 32,551 of the total discounts on the three transactions above to interest expense. The unamortized discount at December 31, 2014 was $324,553, and the ending note payable balance was $550,000; resulting in net convertible debt of $225,447.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

Installment Notes

On October 31, 2013, the Company entered into an installment note with Ford Motor Credit in the amount of $42,785 for a term of five years at 6.24% APR.

On May 8, 2014, the Company entered into an installment note with CNH Industrial Capital in the amount of $57,613 for a term of three years at 2.9% APR.

Five Year Maturity

As of December 31, 2014, future maturities on our notes payable, which include the $550,000 convertible notes payable and the $45,239 remaining balance of the installment note described above, were as follows:

Fiscal year ending:
2015	$19,015
2016	$569,573
2017	$6,651
Total	$595,239

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

In June 2013 the Company issued 20,000 shares of its common stock valued at $5,400 as employee compensation.

On August 5, 2013, Matthew Ferguson was appointed to the Board of Directors of the Company. On the same date, the Company granted 500,000 shares of restricted stock to Matthew Ferguson, as consideration for Mr. Ferguson’s future services.  Of this amount, 200,000 shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  The remaining 300,000 shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Ferguson’s continued service as a director.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and Mr. Ferguson, and were valued at $0.27 per share, or an aggregate of $135,000.00, on the date of grant.  As of December 31, 2014 and 2013, the Company has incurred $32,104 and $21,896 of stock based compensation expense related to these shares.

On August 5, 2013, the Company granted 300,000 shares of restricted stock to Marc Spezialy as consideration for Mr. Spezialy’s continued service as an executive officer of the Company.  These shares shall vest upon the Company’s attainment of certain production milestones, in increments of 100,000 shares per occurrence.  Vesting of all shares is subject to Mr. Spezialy’s continued service as an executive officer.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and Mr. Spezialy, and were valued at $0.27 per share, or an aggregate of $81,000, on the date of grant.

On August 5, 2013, the Company granted 100,000 shares of restricted stock to a Company employee as consideration for such employee’s continued service.  These shares shall vest in equal quarterly increments over the course of twelve months beginning on November 5, 2013.  Vesting of all shares is subject to the employee’s continued service.  These shares were issued pursuant to a Stand-Alone Restricted Stock Award Agreement between the Company and the employee, and were valued at $0.27 per share, or an aggregate of $27,000, on the date of grant.  As of December 31, 2014 and 2013, the Company has incurred $17,974 and $9,026 of stock based compensation expense related to these shares.

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

As consideration for the New Lease, concurrently with Noack’s execution of the New Lease in June 2013, the Company paid Noack $3,116  As further consideration for the New Lease, on October 24, 2013, the Company issued Noack 100,000 shares of the Company’s common stock valued at $0.38 per share based on closing stock prices on the date of grant.

During the year ended December 31, 2014, the Company sold 2,600,111 shares to private investors as part of the private placement detailed in the 8-K filed on February 14, 2014. The shares were all purchased at a price of $0.30 per share and include warrants to purchase additional shares (one-for-one) at $0.75 per share any time before August 5, 2019. The purchasers included David Baker, who after his investment on February 16, 2014 subsequently joined our Board of Directors on May 8, 2014 and became the Company's Chief Executive Officer on June 2, 2014. The purchasers also included Leo Womack, who after his investment on August 15, 2014 simultaneously joined our Board of Directors. Mr. Womack purchased 166,667 shares and Mr. Baker purchased 416,675 shares.  Mr. Lee Lytton also purchased 33,400 shares.  On May 28, 2014 the Company entered into a financing services agreement ("Service Agreement") with ViewTrade Securities Corporation ("ViewTrade"). The Company will pay a commission in an amount equal to 10% of the gross proceeds received from any purchaser of Units directly introduced to the Company by ViewTrade, together with a five-year warrant to purchase up to 10% of the Securities sold by ViewTrade at an exercise price of 110% of the Offering Price. The Service Agreement resulted in $2,500 of commission expense and 8,334 warrants issued at a strike price of $0.33 in the second quarter of 2014. As of June 30, 2014 the Service Agreement has been terminated. The Company evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity's own stock. We concluded that the warrants meet the criteria for classification in stockholders' equity. Therefore, derivative accounting is not applicable for the warrants.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

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

On June 2, 2014, David Baker and Marc Spezialy entered into employment agreements with the Company. In addition to a base salary and in consideration for both Mr. Baker's and Mr. Spezialy's future services as officers and directors, each received restricted shares of the Company's common stock according to the terms of their respective employment agreements which can be found in the 8-K filed on June 4, 2014. Mr. Baker received a one-time grant of 800,000 restricted shares of the Company's common stock effective June 1, 2014 for his service as Chief Executive Officer. The shares shall be forfeited should the employment agreement be terminated for any reason prior to the conclusion of the initial 18 month term at a rate equal to 44,445 of the shares for each whole month that the employment period is terminated prior to the conclusion of the initial 18 month term. The Company is accounting for the expense of these shares over the term of Mr. Baker's employment. As of December 31, 2014, $118,225 has been expensed related to this 800,000 share grant.  Mr. Baker also received a separate grant of an additional 100,000 restricted shares of the Company's common stock for his services as a Director effective June 1, 2014. These shares are not subject to potential forfeiture. Mr. Spezialy received a one-time grant of 1,000,000 restricted shares of the Company's common stock, effective June 1, 2014 for his service as Chief Operating Officer. These shares were fully vested and non-forfeitable at the time of the grant.  Mr. Spezialy also received a separate grant of an additional 100,000 restricted shares of the Company's common stock for his services as a Director, effective June 1, 2014. Matthew Ferguson received a grant of 100,000 restricted shares of the Company's common stock as compensation for his services as a Director and a separate grant of an additional 100,000 restricted shares of the Company's stock for his services as a board advisor. All of these grants effective June 1, 2014 were valued at $.38 cents the closing price of the Companies’ stock at that date.

In August 2014, the Company granted 100,000 shares of common stock to Leo Womack for his services as a director during. These shares were valued, using the closing stock price on the date of grant, at $23,000.

In September 2014, Marc Spezialy resigned as an officer and director of the company and transferred 1,000,000 shares of the Company's common stock, to the Company for no consideration. These shares were returned to treasury and cancelled.

In October 2014 an individual received 100,000 shares of restricted common stock in connection with consulting services he has rendered and will render in the future. These shares are not subject to vesting and the grant date fair value of $0.13 and was determined by the closing stock price on the date of grant.

As of December 15, 2014 Mr. Lee H. Lytton was elected a Director of the Company and was granted 100,000 shares of common stock valued at $0.12 as of the closing stock price on the day granted.

Following the above issuances of common stock, the Company has 19,353,152 shares issued and outstanding as of December 31, 2014. The company has granted 488,895 restricted shares to David Baker which were not vested on December 31, 2014. After his resignation on February 28, 2015, 400,000 of these shares were voided and returned to the treasury.

Summary information regarding common stock warrants issued and outstanding as of December 31, 2014, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2013	1,570,000	0.80	-	8.6
Granted	2,608,445	$0.75	-	4.5
Exercised	-	-	-
Expired	(8,334)	-	-
Outstanding at year ended December 31, 2014	4,170,111	$0.77	$-	6.1

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

NOTE 6. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of December 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of December 31, 2014, the Company has no leases.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

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

As of December 31, 2014, the Company had completed the drilling of sixteen wells on the leased properties.  Four of these wells have been pledged as collateral for the convertible notes payable more fully discussed in Note 4.

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

December 31, 2014

Inflation rate (avg.)	1.3%
Estimated asset life	18 years

The following table shows the change in the Company's ARO for 2014 and 2013:

Asset retirement obligations at December 31, 2012	$52,644

Obligations assumed in acquisition	-
Additional retirement obligations incurred	26,345
Change in estimate	(74,777)
Accretion expense	8,592
Settlements	-

Asset retirement obligations at December 31, 2013	$12,804

Obligations assumed in acquisition	-
Additional retirement obligations incurred	19,418
Change in estimate	66,081
Accretion expense	1,872
Settlements	-

Asset retirement obligations at December 31, 2014	$100,175

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

NOTE 9. INCOME TAXES

There was no provision for income taxes for 2014 and 2013 due to a net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance.  Years from 2011 forward are open to IRS examination.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35%) on operations due primarily to permanent differences attributable to organizational expenses for the purchase of Art Design, Inc. (the shell company) in the amount of $148,014.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2014	December 31, 2013

Income tax expense computed at statutory rates	$(603,209)	$(304,646)
Non-deductible items	468,253	24,823
Change in valuation allowance	134,956	279,823

Total	$-	$-

The components of the net deferred tax asset were as follows:

	December 31, 2013
	Gross Values	Tax Effect
Deferred tax assets
Book Impairment	$-	$-
Net operating loss carryforwards	3,417,844	1,196,245
Asset retirement obligation	-	-
Other	6,000	2,100
Total deferred tax assets	3,423,844	1,198,345

Deferred tax liabilities
O&G Properties	(1,280,525)	(448,184)
Other	-	-
Total deferred tax liabilities	(1,280,525)	(448,184)
Less: Valuation allowance	(2,143,319)	(750,161)
Net deferred tax assets (liabilities)	$-	$-

	December 31, 2014
	Gross Values	Tax Effect
Deferred tax assets
Book Impairment	$-	$-
Net operating loss carryforwards	4,235,227	1,482,329
Asset retirement obligation	-	-
Other	-	-
Total deferred tax assets	4,235,227	1,482,329

Deferred tax liabilities
O&G Properties	(1,631,976)	(571,192)
Other	-	-
Total deferred tax liabilities	(1,631,976)	(571,192)
Less: Valuation allowance	(2,603,251)	(911,137)
Net deferred tax assets (liabilities)	$-	$-

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

A valuation allowance has been established to offset deferred tax assets. The Company's accumulated net operating losses were approximately $4.2 million at December 31, 2014 and begin to expire if not utilized beginning in the year 2032.

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

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Property acquisitions
Unevaluated	$-	$-
Evaluated	-	-
Exploration	-	-
Development	675,426	756,219
Total Costs Incurred	$675,426	$756,219

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

	December 31, 2014	December 31, 2013
Capitalized costs
Unevaluated properties	$-	$-
Evaluated properties	3,715,779	2,954,854
	3,715,779	2,954,854
Less: Accumulated DD&A	(251,185)	(102,091)
Net capitalized costs	$3,464,594	$2,852,763

Oil and Gas Reserve Information.    Mire and Associates, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2014 and 2013. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company's Proved Reserves are located onshore in the continental United States of America.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

The following table sets forth estimates of the proved oil and gas reserves (net of royalty interests) for the Company and changes therein, for the periods indicated.

Oil
(Bbls)

December 31, 2012	219,614
Revisions of prior estimates	(8,537)
Purchases of reserves in place	18,991
Production	(3,468)
December 31, 2013	226,600
Revisions of prior estimates	(59,218)
Purchases of reserves in place	142,080
Production	(7,562)
December 31, 2014	301,900

	December 31, 2014	December 31, 2013

Estimated Quantities of Proved Developed Reserves – Oil (Bbls)	79,100	29,900
Estimated Quantities of Proved Undeveloped Reserves – Oil (Bbls)	222,800	196,700

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

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

December 31, 2014

Future cash inflows	$27,417,550
Future production costs	(14,381,500)
Future development costs	(2,507,000)
Future income taxes	-

Future net cash flows	10,529,050
Discount of future net cash flows at 10% per annum	(4,225,170)

Standardized measure of discounted future net cash flows	$6,303,880

Changes in standardized measure of discounted future cash flows
	12/31/14	12/31/13

Beginning of year	7,966,550	4,440,757
Sales and transfers of oil & gas produced, net of production costs	(392,979)	(144,845)
Net changes in prices and production costs	(1,454,390)	808,717
Development costs incurred	675,426	829,168
Changes in estimated future development costs	(1,896,600)	316,612
Acquisitions of minerals in place, net of production costs	2,966,532	1,183,256
Revision of previous estimates	(867,355)	(180,497)
Change in discount	796,655	444,076
Change in production rate or other	(1,489,959)	269,306

End of year	6,303,880	7,966,550

NOTE 11. SUBSEQUENT EVENTS

On February 28, 2015 David Baker resigned as the President and CEO of the Company and Mr. Zel C. Khan was appointed to be the interim CEO pending the execution of a formal long-term employment agreement with Mr. Khan which would coincide with the closing of a major transaction with Mr. Khan’s Jovian Petroleum Company.

On May 12, 2015 Mr. Leo Womack the Chairman of the Board filed a Form 4 disclosing that an affiliated Family Trust had purchased 1,630,000 shares of common stock from Mr. David Baker in a private transaction at a cash price of $0.08 cents per share. Combined with prior ownership Mr. Womack now controls approximately 10% of the total outstanding common stock of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May, 2015.

ROCKDALE RESOURCES CORPORATION

By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan
Zel C. Khan	Principal Executive	May 22, 2015