Form 10-Q
period 2015-03-31
Rockdale Resources Corp
filed 2015-07-01
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:    000-52690

ROCKDALE RESOURCES CORPORATION
 (Exact name of registrant as specified in its charter)

Colorado	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N Post Oak, Suite 512 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

(832-941-0011)
 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,953,152 shares of common stock as of June 30, 2015.

PART I

Item 1.    Financial Statements

ROCKDALE RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$2,024	$24,688
Accounts receivable	20,313	26,176
Other current assets	36,977	40,801
Total current assets	59,314	91,665

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	3,715,779	3,715,779
Furniture, equipment & software	94,283	94,283
Less accumulated depreciation	(316,178)	(283,984)
Net property and equipment	3,493,884	3,526,078

Total Assets	$3,553,198	$3,617,743

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$118,468	$99,425
Accrued liabilities	21,125	8,875
Current maturities of installment notes payable	18,877	18,877
Advances from Affiliates	60,000	-
Deferred rent	2,816	2,816

Total current liabilities	221,286	129,993

Asset retirement obligations	100,175	100,175
Convertible debt - related party, net of discount of $296,188 and $324,553	253,812	225,447
Installment note payable	21,660	26,362

Total Liabilities	596,933	481,977

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 18,953,152 and 19,353,152 shares issued and outstanding	18,953	19,353
Additional paid in capital	7,385,819	7,351,640

Accumulated deficit	(4,448,507)	(4,235,227)

Total Stockholders' Equity	2,956,265	3,135,766
Total Liabilities and Stockholders' Equity	$3,553,198	$3,617,743

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Oil and gas sales	$60,526	$124,870
Operating expenses
Lease operating expense	56,871	98,182
Production tax	2,796	5,207
General and administrative expenses	140,156	544,621
Depreciation, depletion and amortization	32,194	34,270
Asset retirement obligation accretion	-	150

Total operating expenses	232,017	682,430
Loss from operations	(171,491)	(557,560)
Interest (expense)	(45,273)	(33,096)
Other income (expense)	3,484	-
Net loss from continuing operations before taxes	(213,280)	(590,656)
Net loss	$(213,280)	$(590,656)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	18,070,038	15,437,313

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash Flows from Operating Activities
Net loss	$(213,280)	$(590,656)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	32,194	34,270
Accretion of debt discount	28,365	23,462
ARO accretion	-	150
Stock-based compensation expense - employees	33,778	19,973
Stock-based compensation expense – consultants	-	380,000
Changes in operating assets and liabilities
Accounts receivable	5,863	13,869
Other assets	3,824	9,126
Accounts payable	19,044	21,115
Accrued liabilities	12,250	97,480
Deferred rent	-	(821)

Net cash flows from operating activities	(77,962)	7,968

Cash Flows from Investing Activities
Capital expenditures on oil and gas properties	-	(289,686)

Cash flows from investing activities	-	(289,686)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	455,004
Advances from Affiliates	60,000	-
Payments on notes payable	(4,702)	(3,825)

Cash flows from financing activities	55,298	451,179

Net change in cash and cash equivalents	(22,664)	169,461

Cash and cash equivalents
Beginning of period	24,688	122,162

End of period	$2,024	$291,623

SUPPLEMENTAL DISCLOSURES
Interest Paid	$16,455	$9,634
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Change in accounts payable for expenditures on oil and gas properties	-	38,958
Initial recognition of asset retirement obligations	$-	$1,936

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Rockdale Resources Corporation (“we”, “us”, the “Company”) was formed for the purpose of oil and gas exploration, development, and production.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2014, as reported in Form 10-K, have been omitted.

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

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company plans to generate profits by reworking its existing oil or gas wells and drilling additional wells, as needed.  The Company will need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals.   The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital, at this time.  If additional financing is not available when needed, the Company may need to cease operations.   The Company may not be successful in raising the capital needed to drill and/or rework existing oil wells.  Any additional wells that the Company may drill may be non-productive.  Management believes that actions presently being taken to secure additional funding for the reworking of its existing infrastructure will provide the opportunity for the Company to continue as a going concern.  Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
 (Unaudited)

NOTE 4. EQUITY

Stock based compensation of $33,778 was recorded related to shares issued to David N. Baker, former CEO and Director of the Company, during the three months ended March 31, 2015.

The Company received 400,000 shares from David N. Baker upon his resignation and cancelled the certificates with its transfer agent.

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock - no new shares were issued in the first quarter of 2015

Summary information regarding common stock warrants issued and outstanding as of March 31, 2015, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2014	4,170,111	$0.77	$-	6.1
Granted	-	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at quarter ended March 31, 2015	4,170,111	$0.77	$-	6.1

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of March 31, 2015, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – The Company has a non-cancelable lease for its office in Austin, Texas. Rent expense on this lease for the 3 months ended March 31, 2015 totaled $16,543, but was completely offset by payments from the Company’s sublease.    Deferred rent at March 31, 2015 was $6,165.  Future minimum payments on the office lease will be nearly completely offset by payments due from the sublessee. The Company’s lease ends in June of 2015.

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

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors.  Each unit is comprised of 100,000 shares of common stock at a price of $0.10 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018.  As of June 29, 2015 fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased.  Mr. Leo Womack, Chairman of Rockdale Resources, purchased 300,000 shares through the Leo B. Womack Family Trust.  Mr. Lee Lytton, a Director of the Company, purchased 300,000 shares, Mr. Joel Oppenheim, a Director, purchased 300,000 shares and Jovian Petroleum Corporation, a contract operator for the Company, purchased 100,000 shares.  A total of $60,000 in advances from affiliates that was disclosed as a liability in the financial statements as of March 31, 2015 were converted to equity in this offering.

On June 11, 2015, our board of directors increased the size of our board of directors from two to three members and appointed Joel Oppenheim to our board of directors to fill the newly created vacancy.

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

As of March 31, 2015, the Company has sixteen wells drilled and completed, of which thirteen wells are currently online and producing at a rate of approximately 30bbls of oil and 64bbls of water per day.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

On April 24, 2015, the Company executed a letter of intent (“LOI”) with SUDS Properties, LLC, a special purpose company set up under Jovian group of companies.  Two provisions of the LOI are to bring in a new management team as well as expand operations to own and operate wells in Oklahoma, New Mexico, and Texas.

Results of Operations/Liquidity and Capital Resources

Revenues

Our total revenue reported for the quarter ended March 31, 2015 was $60,526, a decrease of $64,344 from the prior year quarter. Our decreased revenue for the quarter ended March, 31, 2015 as compared with the prior year quarter is due to a number of wells requiring paraffin wax treatment.

Operating Expenses

Operating expenses decreased to $232,017 for the quarter ended March 31, 2015 from $682,430 for the quarter ended March 31, 2014. Our major expenses for the quarter ended March 31, 2015 were stock-based contract labor of $34,000, accounting expense of $22,890 legal and professional fees of $30,000 and salaries and wages of $20,000. In comparison, major operating expenses for the quarter ended March 31, 2014 were stock-based contract labor of $380,000, lease operating expenses of $98,182 legal and professional fees of $68,238 and salaries and wages of $45,000.

Our lease operating expenses decreased due to closer oversight and more efficient operating procedures.  Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, including a significant decrease in stock based-based contract labor.

Other Income/Expenses

Other expenses were $41,789 for the quarter ended March 31, 2015, an increase from other expenses of $33,096 for the same period ended 2014. This was due to an increase of $12,177 in interest expenses in 2015.

Net Loss

Net loss for the quarter ended March 31, 2015 was $213,280 compared to a net loss of $590,656 for the quarter ended March 31, 2014 due to the factors described above.

Our sources and (uses) of funds for the three months ended March 31, 2015 were:

Cash provided (used) in operations	$(77,962)
Capital expenditures on oil and gas properties	-
Proceeds from affiliate advances	60,000
Payments on notes payable	(4,702)

Liquidity

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors.  Each unit is comprised of 100,000 shares of common stock at a price of $0.10 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018.  As of June 29, 2015 fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased.  Mr. Leo Womack, Chairman of Rockdale Resources, purchased 300,000 shares through the Leo B. Womack Family Trust.  Mr. Lee Lytton, a Director of the Company, purchased 300,000 shares, Mr. Joel Oppenheim, a Director, purchased 300,000 shares and Jovian Petroleum Corporation, a contract operator for the Company, purchased 100,000 shares.  A total of $60,000 in advances from affiliates that was disclosed as a liability in the financial statements as of March 31, 2015 were converted to equity in this offering.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.    Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2015, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were significant changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes included the installation of new accounting software, as well as additional accounting procedures such as a purchase order system, invoice reconciliation on a daily, weekly and monthly basis.  All data is also now being backed up on a daily basis.

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

ROCKDALE RESOURCES CORPORATION

June 30, 2015	By:	/s/ Zel C. Khan
Zel C. Khan
Principal Executive