Form 10-Q
period 2015-06-30
Rockdale Resources Corp
filed 2015-08-14
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,953,152 shares of common stock as of August 14th, 2015.

PART I

Item 1.    Financial Statements

ROCKDALE RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$28,368	$24,688
Accounts receivable	28,511	26,176
Other current assets	33,154	40,801
Total current assets	90,033	91,665

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	3,715,779	3,715,779
Furniture, equipment & software	88,380	94,283
Less accumulated depreciation & impairment	(1,009,890)	(283,984)
Net property and equipment	2,794,269	3,526,078

Total Assets	$2,884,302	$3,617,743

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$138,645	$99,425
Accrued liabilities	10,022	8,875
Current maturities of installment notes payable	18,877	18,877
Deferred rent	2,816	2,816

Total current liabilities	170,360	129,993

Asset retirement obligations	100,175	100,175
Convertible debt - related party, net of discount of $262,148 and $324,553	287,852	225,447
Installment note payable	18,495	26,362

Total Liabilities	576,882	481,977

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 20,953,152 and 19,353,152 shares issued and outstanding	20,953	19,353
Additional paid in capital	7,652,924	7,351,640

Accumulated deficit	(5,366,457)	(4,235,227)

Total Stockholders' Equity	2,307,420	3,135,766
Total Liabilities and Stockholders' Equity	$2,884,302	$3,617,743

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Oil and gas sales	$67,633	$235,775	$128,159	$360,644
Operating expenses
Lease operating expense	77,183	64,954	134,054	163,136
Production tax	3,121	10,865	5,917	16,072
General and administrative expenses	103,326	752,007	243,482	1,296,628
Depreciation, depletion and amortization	27,016	54,222	59,210	88,492
Impairment of Oil & Gas Properties	668,073		668,073
Asset retirement obligation accretion	-	398	-	547

Total operating expenses	878,719	882,446	1,110,736	1,564,875
Loss from operations	(811,086)	(646,671)	(982,577)	(1,204,231)
Interest (expense)	(42,757)	(26,167)	(88,030)	(59,263)
Loss on conversion of debt	(69,107)	-	(69,107)	-
Other Income (expense)	5,000	-	8,484	-
Net loss from continuing operations before taxes	(917,950)	(672,838)	(1,131,230)	(1,263,494)
Net loss	$(917,950)	$(672,838)	$(1,131,230)	$(1,263,494)

Loss per share (Basic and fully diluted)	$(0.05)	$(0.04)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding	19,723,482	17,648,316	19,470,832	16,548,923

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash Flows from Operating Activities
Net loss	$(1,131,230)	$(1,263,494)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	59,210	88,492
Accretion of debt discount	62,405	40,934
Impairment of Oil & Gas Properties	668,073	-
Loss on Conversion of Debt	69,107	-
ARO accretion	-	547
Stock-based compensation expense - employees	33,778	589,130
Stock-based compensation expense – consultants	-	399,000
Changes in operating assets and liabilities
Accounts receivable	(2,335)	(17,910)
Other assets	7,647	15,731
Accounts payable	39,220	(26,185)
Accrued liabilities	1,147	1,081
Deferred rent	-	(1,867)

Net cash flows from operating activities	(192,978)	(174,541)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(18,876)
Proceeds from sale of property and equipment	4,525	-
Capital expenditures on oil and gas properties	-	(587,582)

Cash flows from investing activities	4,525	(606,458)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	140,000	690,004
Proceeds from shareholder advances	60,000	-
Payments on notes payable	(7, 867)	(6,356)

Cash flows from financing activities	192,133	683,648

Net change in cash and cash equivalents	3,680	(97,351)

Cash and cash equivalents
Beginning of period	24,688	122,162

End of period	$28,368	$24,811

SUPPLEMENTAL DISCLOSURES
Interest Paid	$8,716	$18,329
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Change in accounts payable for expenditures on oil and gas properties	-	7,103
Conversion of debt	60,000	-
Initial recognition of asset retirement obligations	$-	$9,437
Note Payable for Equipment	-	54,541

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
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

Property and Equipment

Full Cost Ceiling Test – Principally due to the decrease in oil prices, for the three months ended June 30, 2015, we reported a non-cash impairment write-down of $668,073 on our oil & gas properties.

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

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
 (Unaudited)

NOTE 4. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock – During the six month period ending June 30, 2015, the Company sold 1,400,000 shares to private investors as part of a private placement offering.  The shares were sold at a price of $0.10 cents per share and one warrant was also granted to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018.

Stock based compensation of $33,778 shares was recorded related to shares issued to David N. Baker, former CEO and Director of the Company, during the three months ended March 31, 2015.

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

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors.  Each unit is comprised of 100,000 shares of common stock at a price of $0.10 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018.  As of June 30, 2015 fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased and six (6) units were subscribed for and 600,000 shares were issued for conversion of debt.  Mr. Leo Womack, Chairman of Rockdale Resources, purchased 300,000 shares through the Leo B. Womack Family Trust.  Mr. Lee Lytton, a Director of the Company, purchased 300,000 shares, Mr. Joel Oppenheim, a Director, purchased 300,000 shares and Jovian Petroleum Corporation, a contract operator for the Company, purchased 100,000 shares.  A total of $60,000 in advances from affiliates that was disclosed as a liability in the financial statements as of March 31, 2015 were converted to equity in this offering. The conversion resulted in a $69,107 loss on the conversion.

Summary information regarding common stock warrants issued and outstanding as of June 30, 2015, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year end December 31, 2014	4,170,111	$0.77	$-	6.10
Granted	2,000,000	0.12	-	3.20
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2015	6,170,111	$0.56	$-	5.16

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of June 30, 2015, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

On June 11, 2015, the board of directors increased the size of the board of directors from two to three members by adding Joel Oppenheim to the board of directors to fill the newly created vacancy. Joel Oppenheim has owned and operated the Oppenheim Group since 1991. The Oppenheim Group is a real estate consulting firm that has represented multiple Fortune 10 and Fortune 100 Companies on their commercial real estate needs throughout the United States.

Plan of Operation

We evaluate undeveloped and/or underdeveloped oil and gas prospects and participate in drilling activities on those prospects, which, in the opinion of management, are favorable for the production of oil or gas.  If, through our review, a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area.  We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners.  One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

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

Minerva-Rockdale Field

The Minerva-Rockdale Field, which is located approximately 30 miles Northeast of Austin, was first discovered in 1921 and is approximately 50 square miles in size. The main producing formation for this field is the Upper Cretaceous Navarro Group of sands and shale. The Navarro is typically subdivided into several producing zones from the uppermost “A” and “B” sands to the lower “C” and “D” sands. The “B” sand is the primary producing zone. These sands are commonly fine grained and poorly sorted and were deposited close to a shoreline during a cycle of marine regression.

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

On April 24, 2015, the Company executed a letter of intent (“LOI”) with SUDS Properties, LLC, a special purpose company set up under Jovian group of companies.  Two provisions of the LOI are to bring in a new management team as well as expand operations to own and operate wells in Oklahoma, New Mexico, and Texas. The related agreement is pending shareholder approval.

The company continues with the rework of the wells at Minerva/Rockdale field and has implemented a paraffin maintenance program.

An agreement is in process to acquire a small working interest and obtain operational control of a key oil lease near Roswell, New Mexico. This lease includes approximately 130 existing wells on 4,000 acres and significant proven reserves.

The Company intends to uplist onto the OTCQX stock exchange upon the successfully completion of the acquisition of working interest in the SUDS oilfield in Oklahoma. The OTXQX is a blue sky exchange that provides enhanced transparency and allows otherwise restricted investors to purchase shares.

Results of Operations/Liquidity and Capital Resources

Revenues & Costs – Three months ended June 30, 2015 & 2014

Revenues

Our total revenue reported for the quarter ended June 30, 2015 was $67,633, a decrease of $168,142 from the prior year quarter. Our decreased revenue for the quarter ended June 30, 2015 as compared with the prior year quarter is due to the 50% decrease in oil prices and a number of wells requiring paraffin wax treatment.

Operating Expenses

Operating expenses decreased to $878,719 for the quarter ended June 30, 2015 from $882,446 for the quarter ended June 30, 2014. Our major expenses for the quarter ended June 30, 2015 were impairment of oil & gas properties $668,073, lease operating expense of $77,000, accounting expense of $30,000, legal and professional fees of $41,000 and management fees of $60,000.  In comparison, major operating expenses for the quarter ended June 30, 2014 were stock-based contract labor of $588,000, lease operating expenses of $65,000, legal and professional fees of $24,900 and salaries and wages of $55,000.

Our lease operating expenses decreased due to closer oversight and more efficient operating procedures.  Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, including a significant decrease in stock based-based contract labor.

Other Income/Expenses

Other expenses were $106,864 for the quarter ended June 30, 2015; an increase from other expenses of $26,167 for the same period ended 2014. This was primarily due to loss on conversion of debt of $69,107 as well as an increase of $16,568 in accretion expenses in 2015.

Net Loss

Net loss for the quarter ended June 30, 2015 was $917,950 compared to a net loss of $672,838 for the quarter ended June 30, 2014 due to the factors described above.

Revenues & Costs – Six months ended June 30, 2015 & 2014

Revenues

Our total revenue reported for the first six months of 2015 was $128,159, a decrease of $232,485 from the first six months of 2014. Our decreased revenue for the first six months of 2015 as compared with the first six months of 2014 is due to the 50% decrease in oil prices and a number of wells requiring paraffin wax treatment.

Operating Expenses

Operating expenses decreased to $1,110,736 for the first six months of 2015 from $1,564,875 for the first six months of 2014. Our major expenses for the first six months of 2015 were impairment of oil & gas properties $668,073, lease operating expense of $134,054, wages and stock based compensation of $33,778, legal and professional fees of $56,275 and management fees of $60,000.  In comparison, major operating expenses for the first six months of 2014 were stock-based contract labor of $988,130, lease operating expenses of $163,136, legal and professional fees of $128,663 and salaries and wages of $108,222.

Our lease operating expenses decreased due to closer oversight and more efficient operating procedures.  Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, including a significant decrease in stock based-based contract labor.

Other Income/Expenses

Other expenses were $148,653 for the first six months of 2015; an increase from other expenses of $59,263 for the same period ended 2014. This was primarily due to loss on conversion of debt of $69,107 as well as an increase of $21,471 in accretion expenses in 2015.

Net Loss

Net loss for the first six months of 2015 was $1,131,230 compared to a net loss of $1,263,494 for the first six months of 2014 due to the factors described above.

Our sources and (uses) of funds for the six months ended June 30, 2015 were:

Cash provided (used) in operations	$(192,978)
Proceeds from sale of property and equipment	4,525
Proceeds from issuance of common stock	140,000
Proceeds from related party note payable	60,000
Payments on notes payable	(7,867)

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, filed with the Securities and Exchange Commission on June 30, 2015 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 4.    Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2015, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that there was a material weakness related to our disclosure controls and procedures were they were not effective at that date. This issue included inadequate month-end closing review to ensure all required analysis and entries have been performed and entered.  Subsequently, management is ensuring these additional procedures are performed.

(b)           Changes in Internal Controls.  There were significant changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes included the installation of new accounting software, as well as additional accounting procedures such as a purchase order system, invoice reconciliation on a daily, weekly and monthly basis.  All data is also now being backed up on a daily basis.

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

ROCKDALE RESOURCES CORPORATION

August 14th, 2015	By:	/s/ Zel C. Khan
Zel C. Khan
Principal Executive