Form 10-Q
period 2015-09-30
Rockdale Resources Corp
filed 2015-11-23
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 2015

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

Indicate by check mark whether the registrant: (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 41,639,957 shares of common stock as of November 16th, 2015.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

ROCKDALE RESOURCES CORPORATION
BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$8,451	$24,688
Accounts receivable	22,957	26,176
Other current assets	33,317	40,801
Total current assets	64,725	91,665

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	4,436,637	3,715,779
Furniture, equipment & software	108,234	94,283
Less accumulated depreciation & impairment	(1,029,616)	(283,984)
Net property and equipment	3,515,255	3,526,078

Total Assets	$3,579,980	$3,617,743

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$159,929	$99,425
Accrued liabilities	8,120	8,875
Current maturities of installment notes payable	18,877	18,877
Advances from shareholders	4,000	-
Deferred rent	2,816	2,816

Total current liabilities	193,742	129,993

Asset retirement obligations	109,865	100,175
Convertible debt - related party, net of discount of $221,034 and $324,553	328,966	225,447
Installment note payable	13,724	26,362

Total Liabilities	646,297	481,977

Stockholders' Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 33,139,957 and 19,353,152 shares issued and outstanding	33,140	19,353
Additional paid in capital	8,469,640	7,351,640

Accumulated deficit	(5,569,097)	(4,235,227)

Total Stockholders' Equity	2,933,683	3,135,766
Total Liabilities and Stockholders' Equity	$3,579,980	$3,617,743

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Oil and gas sales	$34,689	$187,302	$162,848	$547,946
Operating expenses
Lease operating expense	45,368	77,319	179,422	240,455
Production tax	1,447	8,632	7,364	24,704
General and administrative expenses	122,203	234,091	365,685	1,530,719
Depreciation, depletion and amortization	19,727	47,414	78,937	135,906
Impairment of Oil & Gas Properties	-	-	668,073	-
Asset retirement obligation accretion	8,733	572	8,733	1,119

Total operating expenses	197,478	368,028	1,308,214	1,932,903
Loss from operations	(162,789)	(180,726)	(1,145,366)	(1,384,957)
Interest (expense)	(49,851)	(29,556)	(137,881)	(88,819)
Loss on conversion of debt	-	-	(69,107)	-
Other Income (expense)	10,000	-	18,484	-
Net loss from continuing operations before taxes	(202,640)	(210,282)	(1,333,870)	(1,473,776)
Net loss	$(202,640)	$(210,282)	$(1,333,870)	$(1,473,776)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$(0.07)	$(0.08)

Weighted average number of common shares outstanding	22,134,757	19,895,858	20,368,565	17,676,828

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Cash Flows from Operating Activities
Net loss	$(1,333,871)	$(1,473,776)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	78,937	135,906
Accretion of debt discount	103,520	61,662
Impairment of Oil & Gas Properties	668,073	-
Loss on sale/disposal of assets	-	11,258
Loss on Conversion of Debt	69,107	-
ARO accretion	8,733	1,119
Stock-based compensation expense - employees	44,779	672,635
Stock-based compensation expense – consultants	-	399,000
Changes in operating assets and liabilities
Accounts receivable	3,219	8,408
Other assets	7,484	9,058
Accounts payable	60,504	(25,542)
Accrued liabilities	(755)	533
Deferred rent	-	(3,023)

Net cash flows from operating activities	(290,270)	(202,762)

Cash Flows from Investing Activities
Purchase of property and equipment	(19,854)	(18,876)
Proceeds from sale of property and equipment	4,525	-
Capital expenditures on oil and gas properties	-	(655,556)

Cash flows from investing activities	(15,329)	(674,432)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	238,000	780,024
Proceeds from shareholder advances	71,000	-
Payments on shareholder advances	(7,000)
Payments on notes payable	(12,638)	(13,020)

Cash flows from financing activities	289,362	767,004

Net change in cash and cash equivalents	(16,237)	(110,190)

Cash and cash equivalents
Beginning of period	24,688	122,162

End of period	$8,451	$11,972

SUPPLEMENTAL DISCLOSURES
Interest Paid	$34,361	$27,257
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Change in accounts payable for expenditures on oil and gas properties	-	11,028
Conversion of debt	60,000	-
Initial recognition of asset retirement obligations	$958	$14,428
Note Payable for Equipment	-	54,541
Cancellation of shares	400	1,000
Sale of vehicle to related party for assumption of note payable	-	33,250
Shares issued for oil and gas property interest	719,902

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014.
 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Rockdale Resources Corporation (“we”, “us”, and the “Company”) was formed for the purpose of oil and gas exploration, development, and production.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

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

Management Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

NOTE 3. PROPERTY AND EQUIPMENT.

SUDS Purchase

On September 23, 2015, we entered into a Purchase and Sale Agreement with SUDS Properties, LLC (“SUDS” and the “Purchase Agreement”). SUDS is 100% owned by Jovian Resources LLC (“Jovian”). Mr. Zel C. Khan, our President and CEO, is the former manager of Jovian. Pursuant to the Purchase Agreement, we acquired a 10% working interest in the SUDS field located in Creek County Oklahoma, in exchange for 10,586,805 shares of restricted common stock, representing 33% of our outstanding common stock. Based on that current market value of Rockdale stock at $0.068 per share, the price paid was $719, 902.  Concurrently with the purchase, Jovian agreed to assign to Rockdale all rights to be the operator of the SUDS unit under a standard operating agreement.

Impairment of Oil & Gas Properties

Pursuant to Full-cost accounting rules, the Company recognized impairment expense relating to its oil & gas properties, subject to amortization in the amount of $0 and $668,073; during the three months and nine months ended on September 30, 2015, respectively. Impairment of oil & gas properties represents a non-cash charge against the Company’s earnings. We recognized the impairment based on SEC rules, which require proved oil and gas reserves to be valued using an unweighted arithmetic average of oil and gas prices on the first day of each month for the preceding twelve-month period.

NOTE 4. GOING CONCERN

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reworking its existing oil or gas wells and drilling additional wells, as needed.  The Company will need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital, at this time. If additional financing is not available when needed, the Company may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework existing oil wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil-producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock – During the nine month period ending September 30, 2015, the Company sold 3,500,000 shares of common stock to private investors as part of two private placement offerings. A total of 2,200,000 shares were sold pursuant to a private offering which began on May 1, 2015, in connection with an exemption from registration provided by Regulation D of the Securities Act of 1933, as amended. We sold an aggregate of 22 units in the May 2015 offering, with each unit including 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.12 per share at any time prior to August 5, 2018.  The purchase price of the May 2015 units was $10,000 per unit. A total of 1,300,000 units were sold pursuant to a private offering which began on September 1, 2015, in connection with an exemption from registration provided by Regulation D of the Securities Act of 1933, as amended. We sold an aggregate of 13 units in the September 2015 offering as of September 30, 2015, with each unit including 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share at any time prior to August 31, 2018. The purchase price of the September 2015 units was $6,000 per unit.

Stock based compensation of $33,778 shares was recorded related to shares issued to David N. Baker, former CEO and Director of the Company, during the three months ended March 31, 2015.

The Company received 400,000 shares from David N. Baker upon his resignation and cancelled the certificates with its transfer agent.

On May 12, 2015 Mr. Leo Womack, the Chairman of the Board, filed a Form 4 disclosing that an affiliated Family Trust had purchased 1,630,000 shares of common stock from Mr. David Baker in a private transaction at a cash price of $0.08 cents per share. Combined with prior ownership, Mr. Womack then controlled approximately 10% of the total outstanding common stock of the Company.

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.10 cents per share and warrants to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018. As of September 30, 2015 fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased and eight (8) units were subscribed for and 600,000 shares were issued for conversion of debt. Subsequently, fifteen (15) more units have been sold and will be reflected in the 4Q of 2015. Mr. Leo Womack, Chairman of Rockdale Resources, purchased 300,000 units through the Leo B. Womack Family Trust.  Mr. Lee Lytton, a Director of the Company, purchased 300,000 units, Mr. Joel Oppenheim, a Director, purchased 300,000 units through a related entity, and Jovian Petroleum Corporation, an entity beneficially owned by the Company’s Chief Executive Officer and President, Zel C. Khan, purchased 100,000 units. A total of $60,000 in advances from affiliates that was disclosed as a liability in the financial statements as of March 31, 2015 were converted to equity in this offering. The conversion resulted in a $69,107 loss.

On September 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.06 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 31, 2018. As of September 30, 2015 thirteen (13) units had been subscribed for and 1,300,000 shares of common stock had been purchased.

On September 23, 2015, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2016, and is exercisable for 36 months thereafter.  The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vest on January 1, 2016, and are exercisable for 36 months thereafter. The fair value of the options granted on September 23, 2015 is $129,126.

On September 23, 2015, Rockdale’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of Rockdale’s restricted common stock with a fair value of $60,000, in consideration for entering into an employment agreement with the Company, and were issued subsequent to September 30, 2015.

On September 24, 2015, the Board of Directors of the Company approved the adoption of the 2015 Stock Incentive Plan (the “Plan”). The plan provides an opportunity, subject to approval of our Board of Directors of individual grants and awards, for any employee, officer, director or consultant of the Company.  The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 4,000,000 shares with a fair value of $129,128. The Company plans to seek stockholder ratification of the adoption of the Plan at the Company’s next annual meeting of stockholders.

Summary information regarding common stock warrants issued and outstanding as of September 30, 2015, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year end December 31, 2014	4,170,111	$0.77	$-	6.06
Granted	3,500,000	0.11	-	2.87
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2015	7,670,111	$0.47	$-	4.61

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company is not aware of any environmental claims existing as of September 30, 2015, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

NOTE 7. SUBSEQUENT EVENTS

Twin Lakes San Andres Unit Interest Acquisition

On November 4, 2015, we acquired a 15% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and Blue Sky NM, Inc. (“BSNM”), which was dated November 4, 2015 (the “Purchase Agreement”).

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875. The Company paid $50,000 in cash to BSNM and executed a Promissory Note for the remaining balance ($146,875) (the “Note”). The Note is due on or before December 31, 2015, accrues interest at the rate of 10% per annum and the repayment of the Note is secured by 1,000,000 shares of restricted common stock of the Company. The Company also has the right to a one-time extension of the maturity date of the note (extending the maturity date for 90 days) if we issue BSNM 500,000 additional shares of restricted common stock.

In connection with the acquisition we were also required to place necessary bonds with the New Mexico Energy Department, not to exceed $400,000 in value.

The Company became the new operator of the field effective November 15, 2015.

TLSAU is 45 miles from Roswell, New Mexico and consists of 4,864 acres with 130 wells of which only 6 are currently online. The last independent reserve report was prepared in November 2013 by American Energy Advisors, Inc. and reflects approximately 2.8 million barrels of proven oil reserves for 100% interest.

Promissory Note Acquisition

The Company also acquired an Installment Promissory Note with a face value of $1.3 million from BSNM on November 4, 2015, who had previously purchased the note from the Bankruptcy Trustee appointed by the United States Bankruptcy Court for the district of New Mexico, in connection with the Bankruptcy of Orbit Petroleum, Inc., pursuant to the terms of a Memorandum of Agreement between the Company and BSNM, dated November 4, 2015. The note originally issued in September 2010, evidences amounts due from Canyon E&P Company to the Bankruptcy Trustee (now us pursuant to the acquisition), which are past due and in default and currently accrue interest at the rate of 10% per annum. The note is secured by a significant amount of surface equipment and several mineral leases, including the TLSAU lease noted above. The note was purchased for total consideration of six million shares of Rockdale Resources unregistered restricted common stock.

Offering

On September 1, 2015, the Company began a new private offering of “Units” (each consisting of 100,000 shares of restricted common stock and a warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share at any time prior to August 31, 2018), with each unit being sold for $6,000 per Unit. Subsequent to September 30, 2015, we sold 15 Units (1.5 million restricted shares of common stock and warrants to purchase 1.5 million shares of common stock) for an aggregate of $90,000.

FORWARD LOOKING STATEMENTS

This report contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this report include:

•	the sale prices of crude oil;

•	the amount of production from oil wells in which we have an interest;

•	lease operating expenses;

•	international conflict or acts of terrorism;

•	general economic conditions;

•	the availability of funding and the terms of such funding;

•	our growth strategies;

•	anticipated trends in our business;

•	our ability to make or integrate acquisitions;

•	our liquidity and ability to finance our exploration, acquisition and development strategies;

•	market conditions in the oil and gas industry;

•	the timing, cost and procedure for future acquisitions;

•	the impact of government regulation;

•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

•	planned capital expenditures (including the amount and nature thereof);

•	increases in oil and gas production;

•	changes in the market price of oil and gas;

•	changes in the number of drilling rigs available;

•	our financial position, business strategy and other plans and objectives for future operations; and

•	other factors disclosed in this report and our other filings with the SEC.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Rockdale Resources Corporation (the “Company”, “we” and “us”) was incorporated in Colorado on January 16, 2002.

We planned to sell custom framed artwork, art accessories, and interior design consulting. However, we generated only limited revenue since inception and have been inactive since 2008.

In February 2012, we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, in April 2012 we became active in the exploration and development of oil and gas properties.

On May 4, 2012, we amended our articles of incorporation and changed our name to Rockdale Resources Corporation.

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

Our activities will primarily be dependent upon available financing, which can be affected by a prolonged reduction in oil price.

Oil and gas leases are considered real property. Title to properties which we may acquire will be subject to landowner’s royalties, overriding royalties, carried working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and liens for amounts owing to persons operating wells, and to other encumbrances. As is customary in the industry, in the case of undeveloped properties, little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions may be obtained before commencement of drilling operations.

Minerva-Rockdale Field

The Minerva-Rockdale Field, which is located approximately 30 miles Northeast of Austin, Texas, was first discovered in 1921 and is approximately 50 square miles in size. The main producing formation for this field is the Upper Cretaceous Navarro Group of sands and shale. The Navarro is typically subdivided into several producing zones from the uppermost “A” and “B” sands to the lower “C” and “D” sands. The “B” sand is the primary producing zone. These sands are commonly fine grained and poorly sorted and were deposited close to a shoreline during a cycle of marine regression.

In April 2013, the Company entered into a lease pertaining to a 423 acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease. The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (75% net revenue interest) in such lease.

In June 2013, we drilled two wells at approximately $120,000 each.

In August 2013, we became an oil and gas operator and took over the operating of 100% of our wells. We worked independently with vendors to drill wells on our lease with the supervision of the Company’s former director, Matthew Ferguson.

In August 2013, we drilled one well at a cost of approximately $120,000 and converted one existing well to an injection well.

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

On October 24, 2013, the Company filed a release of the Prior Lease.

In January 2014, the Company drilled one well at a cost of approximately $120,000.

In March 2014, the Company drilled three additional wells but did not complete them by March 31, 2014.  Total cost per well is approximately $120,000.

The cost to drill and complete any remaining wells on the 623 acre lease will be approximately $120,000 per well.

As of September 30, 2015, the Company has sixteen wells drilled and completed, of which fourteen wells are currently online and producing at a rate of approximately 30 barrels (bbls) of oil and 60 bbls of water per day.

If, in our sole discretion, the estimated future production from wells drilled on the leases in the Minerva-Rockdale Field does not warrant further drilling, we plan to drill wells in other areas.

The Company continues with the rework of the wells at Minerva/Rockdale field and has implemented a paraffin maintenance program.

Completion of Acquisition of Assets.

SUDS Properties Acquisition

On September 23, 2015, the Company entered into a Purchase and Sale Agreement (“Purchase Agreement”) with SUDS Properties, LLC (“SUDS”). SUDS is 100% owned by Jovian Resources, LLC. Mr. Zel C. Khan, our President and CEO, is the former manager of Jovian Resources, LLC.

Pursuant to the Purchase Agreement, we acquired a ten percent (10%) working interest in the SUDS field located in Creek County Oklahoma, in exchange for 10,586,805 shares of restricted common stock, representing 33% of the Company’s then outstanding common stock. Such shares were calculated based on the relative 1P reserves currently owned by the Company and the 1P reserves being acquired through the transaction without regard to the Company’s common share price.

Based on the, then, current market value of the Company’s stock ($0.068 per share), the price paid was $719,902 or $4.76 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves.

The acquisition was effective October 1, 2015 for all purposes. Concurrently with the purchase, Jovian Resources LLC agreed to assign to Rockdale Resources Corp all rights to be the operator of the SUDS unit under a standard operating agreement.

Twin Lakes San Andres Unit Interest Acquisition

On November 4, 2015, we acquired a 15% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and Blue Sky NM, Inc. (“BSNM”), which was dated November 4, 2015 (the “Purchase Agreement”).

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875. The Company paid $50,000 in cash to BSNM and executed a Promissory Note for the remaining balance ($146,875) (the “Note”). The Note is due on or before December 31, 2015, accrues interest at the rate of 10% per annum and the repayment of the Note is secured by 1,000,000 shares of restricted common stock of the Company. The Company also has the right to a one-time extension of the maturity date of the note (extending the maturity date for 90 days) if we issue BSNM 500,000 additional shares of restricted common stock.

In connection with the acquisition we were also required to place necessary bonds with the New Mexico Energy Department, not to exceed $400,000 in value.

The Company became the new operator of the field effective November 15, 2015.

TLSAU is 45 miles from Roswell, New Mexico and consists of 4,864 acres with 130 wells of which only 6 are currently online. The last independent reserve report was prepared in November 2013 by American Energy Advisors, Inc. and reflects approximately 2.8 million barrels of proven oil reserves for 100% interest.

Promissory Note Acquisition

The Company also acquired an Installment Promissory Note with a face value of $1.3 million from BSNM on November 4, 2015, who had previously purchased the note from the Bankruptcy Trustee appointed by the United States Bankruptcy Court for the district of New Mexico, in connection with the Bankruptcy of Orbit Petroleum, Inc., pursuant to the terms of a Memorandum of Agreement between the Company and BSNM, dated November 4, 2015. The note originally issued in September 2010, evidences amounts due from Canyon E&P Company to the Bankruptcy Trustee (now us pursuant to the acquisition), which are past due and in default and currently accrue interest at the rate of 10% per annum. The note is secured by a significant amount of surface equipment and several mineral leases, including the TLSAU lease noted above. The note was purchased for total consideration of six million shares of Rockdale Resources unregistered restricted common stock.

Results of Operations / Liquidity and Capital Resources

Revenues & Costs – Three months ended September 30, 2015 and 2014

Revenues

Our total revenue reported for the quarter ended September 30, 2015 was $34,689, a decrease of $152,613 from the prior year’s quarter. Our decreased revenue for the quarter ended September 30, 2015 as compared with the prior year’s quarter is due to the more than 50% decrease in oil prices and a number of wells requiring paraffin wax treatment.

Operating Expenses

Operating expenses decreased to $197,478 for the quarter ended September 30, 2015 from $368,028 for the quarter ended September 30, 2014. Our major expenses for the quarter ended September 30, 2015 were lease operating expense of $45,368, legal and professional fees of $57,205 and management fees of $60,000. In comparison, major operating expenses for the quarter ended September 30, 2014 were stock-based contract labor of $83,505, lease operating expenses of $77,319, legal and professional fees of $34,744 and salaries and wages of $80,000.

Our lease operating expenses decreased due to closer oversight and more efficient operating procedures. Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, including a significant decrease in stock based-based contract labor.

Other Income/Expenses

Other expenses were $39,851 for the quarter ended September 30, 2015; an increase of $10,295 from other expenses of $29,556 for the same period ended 2014. This was primarily due to interest of $49,851.

Net Loss

Net loss for the quarter ended September 30, 2015 was $202,640 compared to a net loss of $210,282 for the quarter ended September 30, 2014, a decrease in net loss of $7,642, due to the factors described above.

Revenues & Costs – Nine months ended September 30, 2015 and 2014

Revenues

Our total revenue reported for the first nine months of 2015 was $162,848, a decrease of $385,098 from the first nine months of 2014. Our decreased revenue for the first nine months of 2015 as compared with the first nine months of 2014 is due to the more than 50% decrease in oil prices and a number of wells requiring paraffin wax treatment.

Operating Expenses

Operating expenses decreased to $1,308,214 for the first nine months of 2015 from $1,932,903 for the first nine months of 2014. Our major expenses for the first nine months of 2015 were impairment of oil and gas properties of $668,073, lease operating expense of $179,422, stock based compensation of $44,779, legal and professional fees of $136,901 and management fees of $90,000. In comparison, major operating expenses for the first nine months of 2014 were stock-based contract labor of $1,071,635, lease operating expenses of $240,455, legal and professional fees of $163,407 and salaries and wages of $194,531.

Our lease operating expenses decreased due to closer oversight and more efficient operating procedures. Our general and administrative expenses decreased as a result of our efforts to operate more efficiently, including a significant decrease in stock based-based contract labor.

Other Income/Expenses

Other expenses were $188,504 for the first nine months of 2015; an increase of $99,685 from other expenses of $88,819 for the first nine months of 2014. This was primarily due to interest of $137,881 for the first nine months of 2015, an increase from $88,819 for the same period of 2014. The increase was also due to a $69,107 loss on conversion of debt for the nine months ended September 30, 2015, compared to $0 for the nine months ended September 30, 2014.

Net Loss

Net loss for the first nine months of 2015 was $1,333,871 compared to a net loss of $1,473,776 for the first nine months of 2014 due to the factors described above.

Our sources and (uses) of funds for the nine months ended September 30, 2015 were:

Cash provided (used) in operations	$(290,270)
Proceeds from sale of property and equipment	4,525
Proceeds from issuance of common stock	238,000
Purchase property and equipment	(19,854)
Proceeds form shareholders advances	71,000
Payments on shareholders advances	(7,000)
Payments on notes payable	(12,638)

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, filed with the Securities and Exchange Commission on May 26, 2015 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We have previously disclosed in our Current Reports on Form 8-K all unregistered equity securities that we issued during the quarter ended September 30, 2015, and from September 30, 2015 to date.

Item 4.    Controls and Procedures.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2015, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that there was a material weakness related to our disclosure controls and procedures were they were not effective at that date. This issue included inadequate month-end closing review to ensure all required analysis and entries have been performed and entered. Subsequently, management is ensuring these additional procedures are performed.

(b)           Changes in Internal Controls.  There were no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information

On September 24, 2015, the Board of Directors of the Company approved the adoption of a Code of Ethical Business Conduct (the “Code of Conduct”) that applies to all of our directors, officers and employees and sets forth certain general and ethical principles and guidelines which all such persons are required to follow and abide by.  A copy of the Code of Conduct is filed herewith as Exhibit 14.1.

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

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well-established energy companies with substantial capabilities and established earnings records.  We will be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.  It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools.  We will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill our wells.  Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews, which may affect our ability expeditiously to drill, complete, recomplete and work-over wells.

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

Item 6.    Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKDALE RESOURCES CORPORATION

November 23, 2015	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Purchase and Sale Agreement effective October 1, 2015, by and between SUDS Properties, LLC and Rockdale Resources Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015, and incorporated herein by reference)

10.1	Employment Agreement with Mr. Zel C. Khan dated September 23, 2015 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015, and incorporated herein by reference)

10.2	Form of Warrant Agreement for the deferral of Mr. Khan’s salary (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2015, and incorporated herein by reference)

10.3
Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and Rockdale Resources Corporation, relating to the 15% Net Working Interest in the Twin Lakes San Andres Unit (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2015, and incorporated herein by reference)

10.4
$146,875 Promissory Note with Financial Assurance & Bonds dated November 4, 2015, owed by Rockdale Resources Corporation to Blue Sky NM, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2015, and incorporated herein by reference)

10.5
Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and Rockdale Resources Corporation, relating to the acquisition of a $1.3 million promissory note in connection with the Bankruptcy of Orbit Petroleum, Inc. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2015, and incorporated herein by reference)

10.6
$1.3 million Installment Promissory Note due from Canyon E&P Company dated September 24, 2010 (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 10, 2015, and incorporated herein by reference)

10.7	2015 Stock Incentive Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 10, 2015, and incorporated herein by reference)

14.1*	Code of Ethical Business Conduct

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.