Form 10-K/A
period 2014-12-31
Rockdale Resources Corp
filed 2016-03-04
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K /A

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to the Rockdale Resource Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on May 25, 2015, is in response to the receipt of a Comment letter on December 18, 2015. In that letter, the SEC requested further clarification on the changes in the “Proved” reserve calculations experienced during that reporting period; along with the removal of reference to “Probable” reserves. Exhibit 99 was also updated to reflect these changes.

This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

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

Plan of Operation

We evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects , which in the opinion of management are favorable for the production of oil or gas.  If, through our review, a geographical area indicates geological and economic potential, we will attempt to acquire leases or other interests in the area.  We may then attempt to sell portions of our leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners.  One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

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

In August 2013, we became an oil and gas operator and took over the operating of 100% of our wells.  As such, we terminated our relationship with RTO Operating, LLC for the day - to - day operations and monitoring of our wells. During 2014 , the Company continued to operate its own lease. During the fourth quarter of 2014 , the Company hired Jovian Petroleum Corporation to survey the operations and well performance at the Noack field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014 , the Company signed an operating agreement with Jovian to assume full operational responsibility for the Noack field under a fixed fee agreement of $10,000 per month for full operating field services.

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

On October 24, 2013, the Company filed a release of the Prior Lease.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells.  During the year-ended December 31, 2012 we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well . During 2014 the Company drilled seven (7) new wells. Six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed.

Also, one of the existing non-producing wells was worked over and was converted to a producing well in 2014.

The table below shows the type and number of wells we drilled during the year ended December 31, 2014.

	Gross	Net
Development Wells:
Productive:
Oil	5	5
Gas Complete but not produced	1	1
Uncompleted	1	1

Exploratory Wells:
Productive	-	-
Oil	-	-
Gas
Nonproductive

The following table shows, as of March 15, 2015, our producing wells, developed acreage, and undeveloped acreage, excluding one (1) service (injection and disposal) well:

State	Productive Wells		Developed Acreage		Undeveloped Acreage (1)
	Gross	Net	Gross	Net	Gross	Net

Texas	16	16	80	80	543	543

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

Proved undeveloped reserves increased from 2013 to 2014 as a result of new well data and 3D seismic attributes for reservoir characterization, which allowed us to identify additional offset well locations to drill .

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

The market for oil and gas is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted that would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Imports of natural gas may adversely affect the market for domestic natural gas.

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

Cash and Cash Equivalents — The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents.

Oil and Gas Properties — The Company follows the full cost accounting method to account for oil and natural gas properties, whereby costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on nonproducing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to  operations.

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

Revenue Recognition — Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred ; collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no imbalance positions at December 31, 2014 or 2013. Charges for gathering and transportation are included in production expenses.

Receivables and allowance for doubtful accounts — Oil revenues receivable do not bear any interest. We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

Asset Retirement Obligations — The Company records a liability for asset retirement obligations ("ARO") associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Debt Issuance Costs — Costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the term of the related debt.

Stock-Based Compensation — The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The Company may grant stock to employees and contractors in exchange for services rendered.

Income Taxes — Income taxes are accounted for pursuant to ASC 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

Furniture, equipment, and software — Furniture, equipment, and software are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred.  We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended December 31, 2014 and 2013, respectively.

Earnings (Loss) Per Share — Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 18,070,038 for 2014 and 14,737,653 for 2013. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive.  Basic and diluted earnings per share are the same in all periods presented because losses are anti-dilutive.

Concentration of Credit Risk — The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company's oil sales revenues for 2014 and 2013. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

Fair Value Measurements — The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by drilling productive oil or gas wells.  However, we will need to raise the funds required to drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.  If additional financing is not available when needed, we may need to cease operations.  We may not be successful in raising the capital needed to drill oil or gas wells. Any wells that we may drill may not be productive of oil or gas. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

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

The Company has incurred in a capital cost of $675,426 on Noack’s lease, drilling seven (7) wells and reworking an existing well.

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

Oil
(Bbls)

December 31, 2012	219,614
Revisions of prior estimates	(8,537)
Purchases of reserves in place	18,991
Production	(3,468)
December 31, 2013	226,600
Revisions of prior estimates	83,396
Production	(8,096)
December 31, 2014	301,900

	December 31, 2014	December 31, 2013

Estimated Quantities of Proved Developed Reserves – Oil (Bbls)	79,100	29,900
Estimated Quantities of Proved Undeveloped Reserves – Oil (Bbls)	222,800	196,700

The net increase –after production of 8,096 bbls– of “Total Proved Reserves” in the amount of 83,396 bbls from December 31, 2013 to December 31, 2014 was because of the Company drilled seven (7) new wells at a capital cost of $675,426 on the Noack Farm lease and by the result of that, five (5) of such wells went into production over that period, resulting in 57,296 net barrels of oil to be converted from “proved undeveloped” to “proved developed”; and additionally the Company performed a 3D seismic attribute analysis on the entire Noack leased acreage, resulting in an increase of 83,396 barrels of oil of “net proved reserves”.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserves	Oil (bbls)
December 31, 2013	29,900
Converted from undeveloped	57,296
Production	(8,096)
December 31, 2014	79,100

Proved undeveloped reserves	Oil (bbls)
December 31, 2013	196,700
Converted to developed	(57,296)
Revisions to prior estimates	83,396
December 31, 2014	222,800

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

The drilling of seven (7) wells in 2014 resulted in 57,296 bbls being converted from Proved Undeveloped (PUD) reserves to Proved Developed Producing (PDP) reserves. Additionally, as a result of the drilling program and 3D seismic attribute analysis, an upward revision of 83,396 bbls were made to the company’s proved reserves.

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

ROCKDALE RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014

December 31, 2014

Future cash inflows	$27,417,550
Future production costs	(14,381,500)
Future development costs	(2,507,000)
Future income taxes	-

Future net cash flows	10,529,050
Discount of future net cash flows at 10% per annum	(4,225,170)

Standardized measure of discounted future net cash flows	$6,303,880

Changes in standardized measure of discounted future cash flows
	12/31/14	12/31/13

Beginning of year	7,966,550	4,440,757
Sales and transfers of oil & gas produced, net of production costs	(392,979)	(144,845)
Net changes in prices and production costs	(1,454,390)	808,717
Development costs incurred	675,426	829,168
Changes in estimated future development costs	(1,896,600)	316,612
Acquisitions of minerals in place, net of production costs	-	1,183,256
Revision of previous estimates	2,099,177	(180,497)
Change in discount	796,655	444,076
Change in production rate or other	(1,489,959)	269,306

End of year	6,303,880	7,966,550

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2016 .

ROCKDALE RESOURCES CORPORATION

By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan
Zel C. Khan	Principal Executive	March 4, 2016

/s/ Leo Womack
Leo Womack	Principal Financial and Accounting Officer and a Director	March 4, 2016

/s/ Lee Lytton
Lee Lytton	Director	March 4, 2016