Form 10-Q/A
period 2015-09-30
Rockdale Resources Corp
filed 2016-05-18
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) is an amendment to the Current Report of Form 10-Q of Rockdale Resources Corporation, dated November 23, 2015 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to remove the mention of prior estimated reserves by a previous third-party reservoir-engineering firm and provide additional disclosure in Note 3 and Note 7 regarding net revenue interests the net revenue interests that equate with the working interests acquired. The current reserve valuations for the Twin Lakes San Andres Unit will be included 10-K filing for the December 31, 2015 reporting period.

It was also discovered that the net loss from the “Statements of Cash Flows“ is one dollar greater than the net loss on the “Statements of Operations” due to rounding parameters used in the calculation. Changes have been made to the” Statement Of Operations”, on page 4 and the “Revenues & Costs – Nine months ended September 30, 2015 and 2014: Operating Expenses”, located on page 14, to reconcile the reported financials.

For fixing the one dollar difference between the Net Loss for the Nine Months Ended September 30, 2015 on the Statement of Operation and the Cash Flow from Operating Activities (Net loss) for the Nine Months Ended September 30, 2015 on the Statement of Cash Flow, the General and administrative expenses for the Nine Months Ended September 30, 2015 has been rounded up $1 to $365,686, obtaining a Net loss of $1,333,871 for the Nine months ended September 30, 2015.

No other changes were made to the Original Form 10-Q.

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

ROCKDALE RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Oil and gas sales	$34,689	$187,302	$162,848	$547,946
Operating expenses
Lease operating expense	45,368	77,319	179,422	240,455
Production tax	1,447	8,632	7,364	24,704
General and administrative expenses	122,203	234,091	365, 686	1,530,719
Depreciation, depletion and amortization	19,727	47,414	78,937	135,906
Impairment of Oil & Gas Properties	-	-	668,073	-
Asset retirement obligation accretion	8,733	572	8,733	1,119

Total operating expenses	197,478	368,028	1,308, 215	1,932,903
Loss from operations	(162,789)	(180,726)	(1,145, 367)	(1,384,957)
Interest (expense)	(49,851)	(29,556)	(137,881)	(88,819)
Loss on conversion of debt	-	-	(69,107)	-
Other Income (expense)	10,000	-	18,484	-
Net loss from continuing operations before taxes	(202,640)	(210,282)	(1,333, 871)	(1,473,776)
Net loss	$(202,640)	$(210,282)	$(1,333, 871)	$(1,473,776)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$(0.07)	$(0.08)

Weighted average number of common shares outstanding	22,134,757	19,895,858	20,368,565	17,676,828

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

The 10% working interest acquired was for a 2,600-acre property located in Creek County, Oklahoma and carries a 7.8% net revenue interest (NRI) associated with it. Sohio Petroleum Inc. originally drilled this property in 1920 with approximately 100 wells existing. After being shut-in for a period of time the field was put back in production in March 2010 with 16 wells currently online and producing. There are plans to place additional wells online by repairing the remaining wells through well workovers.

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

On September 24, 2015, the Board of Directors of the Company approved the adoption of the 2015 Stock Incentive Plan (the “Plan”). The plan provides an opportunity, subject to approval of our Board of Directors of individual grants and awards, for any employee, officer, director or consultant of the Company.  The maximum aggregate number of shares of common stock that may be issued pursuant to awards under the Plan is 4,000,000. The Company plans to seek stockholder ratification of the adoption of the Plan at the Company’s next annual meeting of stockholders.

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

NOTE 7. SUBSEQUENT EVENTS

Twin Lakes San Andres Unit Interest Acquisition

On November 4, 2015, we acquired a 15% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chavez County, New Mexico (the “Net Working Interest”) , which has a 10.91% net revenue interest (NRI) associated with it. The transaction includes all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and Blue Sky NM, Inc. (“BSNM”), which was dated November 4, 2015 (the “Purchase Agreement”).

TLSAU is 45 miles from Roswell, New Mexico and was unitized in 1987. The Unit consists of 4,864 acres with 130 wells of which only 6 are currently online and the Company took over management of the field on November 15, 2015.

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

Twin Lakes San Andres Unit Interest Acquisition

On November 4, 2015, we acquired a 15% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chavez County, New Mexico (the “Net Working Interest”), which has a 10.91% net revenue interest (NRI) associated with it. The transaction includes all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and Blue Sky NM, Inc. (“BSNM”), which was dated November 4, 2015 (the “Purchase Agreement”).

TLSAU is 45 miles from Roswell, New Mexico and was unitized in 1987. The Unit consists of 4,864 acres with 130 wells of which only 6 are currently online and the Company took over management of the field on November 15, 2015.

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

Operating Expenses

Operating expenses decreased to $1,308, 215 for the first nine months of 2015 from $1,932,903 for the first nine months of 2014. Our major expenses for the first nine months of 2015 were impairment of oil and gas properties of $668,073, lease operating expense of $179,422, stock based compensation of $44,779, legal and professional fees of $136,901 and management fees of $90,000. In comparison, major operating expenses for the first nine months of 2014 were stock-based contract labor of $1,071,635, lease operating expenses of $240,455, legal and professional fees of $163,407 and salaries and wages of $194,531.

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

ROCKDALE RESOURCES CORPORATION

May 17, 2016	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer and President (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
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