Form 10-K
period 2015-12-31
Rockdale Resources Corp
filed 2016-06-17
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant’s telephone number, including area code: (832-941-0011)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 17, 2015 was approximately $1,960,539.

As of June 17, 2016, the Registrant had 46,108,707 outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “will,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report.  We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Please see the “Glossary of Oil and Gas Terms” on page 11, for a list of abbreviations and definitions used throughout this report.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about Rockdale Resources Corp. (“Rockdale”, the “Company”, “we” and “us”) is available on our website (http://www.rockdaleresources.com/). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Two significant acquisitions were made in 2015, please note detailed descriptions of these transactions in the “Plan of Operation” section below

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets. Focused on acquisitions in the Southwest United States while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions. We believe our mix of assets-oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future positive operating results.

Our strategy is to acquire low risk, conventionally producing oil fields. This strategy allows us to incorporate new technology to minimize risk and maximize the recoverability of existing reservoirs. This approach allows us to minimize the environmental impact caused by exploratory development.

Our activities will primarily be dependent upon available financing.

Oil and gas leases are considered real property. Title to properties which we may acquire will be subject to landowner’s royalties, overriding royalties, carried working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, liens for amounts owing to persons operating wells, and other encumbrances. As is customary in the industry, in the case of undeveloped properties little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions may be obtained before commencement of drilling operations.

Minerva-Rockdale Field

The Minerva-Rockdale Field, which is located approximately 30 miles Northeast of Austin, Texas, was first discovered in 1921 and is approximately 50 square miles in size. The main producing formation for this field is the Upper Cretaceous Navarro Group of sands and shale’s. The Navarro is typically subdivided into several producing zones from the uppermost “A” and “B” sands to the lower “C” and “D” sands. The “B” sand is the primary producing zone. These sands are commonly fine grained and poorly sorted and were deposited close to a shoreline during a cycle of marine regression.

In April 2013, the Company entered into a lease pertaining to a 423 acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease. The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (75% net revenue interest) in such lease.

In August 2013, we became an oil and gas operator and took over the operating of 100% of our wells. As such, we terminated our relationship with RTO Operating, LLC for the day-to-day operations and monitoring of our wells. During 2014, the Company continued to operate its own lease. During the fourth quarter of 2014, the Company hired Jovian Petroleum Corporation to survey the operations and well performance at the Noack field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014, the Company signed an operating agreement with Jovian to assume full operational responsibility for the Noack field under a fixed fee agreement of $10,000 per month for full operating field services. On March 1, 2015, the Company hired Zel C. Khan as well as several former employees of Jovian Petroleum which allowed for the fixed fee agreement with Jovian to end.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. Six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. During 2015, the Company had fourteen (14) wells producing with one (1) injection well and one (1) well remaining offline.

Also, one of the existing non-producing wells was worked over and was converted to a producing well in 2014.

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of 2,600 acres located in Creek County, Oklahoma and carries a 7.8% net revenue interest (NRI). The first oil producer was completed in 1918 by Standard Oil of Ohio (“Sohio”), which at that time was owned by John D. Rockefeller. By 1959, approximately 14,000,000 barrels of oil had been recovered at an average well depth of 3,100 feet and over 100 wells in production. Through a series of events, the infrastructure had deteriorated and the field suffered a lot of neglect. Since 2011, Jovian has invested an estimated $1.6 million into the restoration of the field; rebuilding the infrastructure and putting wells back in production. To date, 18 wells have been worked over and 9 are fully operational with considerable reserves remaining.

The Company acquired a 10% working interest in the SUDS field located in Creek County Oklahoma on September 23, 2015, in exchange for 10,586,805 shares of restricted common stock. Based on the then current market value of our common stock, $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. Concurrently with the purchase, Jovian agreed to assign to Rockdale all rights to be the operator of the SUDS unit under a standard operating agreement.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on 12/31/15, reflects approximately 3.4 million barrels of proven oil reserves remaining for the 100% working interest.

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field. Through this transaction, the Company increased its reserve base by approximately 384,800 Bbls of (1P) proven reserves. The Company is assigned all rights to be the operator of the TLSAU unit under a standard operating agreement.

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000advance was converted to 800,000 shares at $0.06 per share which included 800,000 warrants. In addition, a $1.3M face value BSNM note was purchased for $316,800 (6,000,000 shares or 0.0528 per share). With the inclusion of the note, the price per barrel would be $1.33 dollars per barrel oil (Bbl). (see Note 5 and Note 6 of the financial statements beginning on page F-1for further details)

The table below shows the type and number of wells we drilled during the year ended December 31, 2015.

	Gross	Net
Development Wells:
Productive:
Oil	0	0
Gas
Complete but not produced	—	—
Uncompleted	—	—

Exploratory Wells:
Productive	—	—
Oil	—	—
Gas
Nonproductive

The following table shows, as of April 15, 2016, our producing wells, developed acreage, and undeveloped acreage, excluding one (1) service (injection and disposal) well:

State	Productive Wells		Developed Acreage		Undeveloped Acreage (1)
	Gross	Net	Gross	Net	Gross	Net
Texas	13	13	520	520	123	123
Oklahoma	7	1	280	28	2,420	242
New Mexico	8	1	320	48	2,607	782

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

The following table shows, as of April 15, 2016, the status of our gross acreage:

State	Held by Production	Not Held by Production
Texas	623	—
Oklahoma	2,700	—
New Mexico	2,927	—

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

Proved Reserves

Below is a table that provides historical average sales price per barrel and average production cost per barrel by geographical location and by year, for the last three (3) fiscal years.

	Avg Sales Price (per Bbls)		Avg Production Cost (per Bbls)
Texas
2013	96.92		84.19
2014	86.98		117.91
2015	42.38		49.97
Oklahoma
2013	97.38		470.46	(2)
2014	89.12		117.82
2015	45.84		68.48
New Mexico (1)
2013	94.40	(1)	95.11
2014	86.30	(1)	173.57
2015	43.04	(1)	117.44

(1)	The market price offered for our New Mexico oil is respectively lower than with our other states. There are fewer sales points in the New Mexico and comparatively, they are not located as close to our production facilities. These inefficiencies result in a lower relative price for oil sales.
(2)	In 2013, the Oklahoma fields only produced for four (4) months of the year. However, we incurred production related fixed costs for the entire year. This explains the unusually high average cost per barrel in 2013

Below are estimates of our net proved reserves as of December 31, 2015, net to our interest. Our proved reserves are located in Texas, Oklahoma and New Mexico.

Estimates of volumes of proved reserves at December 31, 2015 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved:
Developed	287,780	—
Undeveloped	446,740	—

There was a downward adjustment on proved reserves at the Noack field due to the reduced production rates at the producing wells, which we believe was caused by paraffin issues which is now under control due to infrequent well maintenance of prior operator. The Conversion from proved undeveloped to proved developed occurred due to the fact that additional wells were brought online and joining the production system.

‘‘Bbl’’ refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons. ‘‘Mcf’’ refers to one thousand cubic feet. A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil. Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve months period ended December 31, 2015. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$35,738,970
Deductions (including estimated taxes)	$(22,428,360)
Future net cash flow	$13,310,610
Discounted future net cash flow	$6,220,500

MKM Engineering prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of December 31, 2015. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the 2015 reserve report. Ms. Mudrone has more than 25 years of practical experience in the estimation and evaluation of petroleum reserves.

MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

Zel C. Khan, our CEO, oversaw preparation of the reserve estimates by MKM Engineering and Mire and Associates. We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2015 in those cases where such data were considered to be definitive.

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

Proved undeveloped reserves increased from 2014 to 2015 as a result of the SUDS and TLSAU acquisitions.

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

The Federal Energy Regulatory Commission (the “FERC”) regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC’s jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in “first sales” in interstate and intrastate commerce.

FERC has pursued policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transaction information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline’s demonstration of lack of market control in the relevant service market. We do not know what effect the FERC’s other activities will have on the access to markets, the fostering of competition and the cost of doing business.

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

The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries (“OPEC”). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas.

Glossary of Oil and Gas Terms

DEVELOPED ACREAGE. The number of acres that are allocated or assignable to productive wells or wells capable of production.

DISPOSAL WELL. A well employed for the reinjection of salt water produced with oil into an underground formation.

HELD BY PRODUCTION. A provision in an oil, gas and mineral lease that perpetuates an entity’s right to operate a property or concession as long as the property or concession produces a minimum paying quantity of oil or gas.

INJECTION WELL. A well employed for the injection into an underground formation of water, gas or other fluid to maintain underground pressures which would otherwise be reduced by the production of oil or gas.

LANDOWNER’S ROYALTY. A percentage share of production, or the value derived from production, which is granted to the lessor or landowner in the oil and gas lease, and which is free of the costs of drilling, completing, and operating an oil or gas well.

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

PROVED RESERVES. Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain regardless of whether deterministic or probabilistic methods are used for the estimation.

SHUT-IN WELL. A well which is capable of producing oil or gas but which is temporarily not producing due to mechanical problems or a lack of market for the well’s oil or gas.

UNDEVELOPED ACREAGE. Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage which is “Held by Production” under the terms of a lease.

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

Employees

As of June 17, 2016 we have four full time employees and no part time employees. As of March 1, 2015 Mr. Zel C. Khan became the CEO of the Company and during 2015 another employee was hired to handle all field responsibilities.

ITEM 1A. RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to us and our industry could materially impact our future performance and results of operations. We have provided below a list of known material risk factors that should be reviewed when considering buying or selling our securities. These are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.

The price we receive for our oil directly affects our revenues, profitability, access to capital and future rate of growth. Oil is a commodity that is subject to wide price fluctuations in response to relatively minor changes in supply and demand. Lower prices for our oil may not only decrease our revenues but may also reduce the amount of oil that we can produce economically. Historically, the markets for oil have been volatile and will likely continue to be volatile in the future. The prices we receive for our production and the volume of our production depend on numerous factors beyond our control. These factors include the following: changes in global supply and demand for oil, the actions of the Organization of Petroleum Exporting Countries (“OPEC”), the price and quantity of imports of foreign oil, acts of war, terrorism or political instability in oil producing countries and economic conditions.

The prices of crude oil has declined substantially since June 2014. The price of West Texas Intermediate (“WTI”) crude oil has decreased from $107 per barrel in the middle of June 2014 to as low as $44 per barrel in January 2015. This decrease in prices has impacted all oil and gas producers to varying degrees depending on hedging strategies.

Accounting rules applicable to us require that we periodically review the carrying value of our oil properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we will likely be required to write down the carrying value of our oil and natural gas properties. Such write-downs constitute a non-cash charge to earnings. Impairment of proved properties under our full cost oil accounting method is largely driven by the present values of future net revenues of proved reserves estimated using SEC mandated 12-month unweighted first-day-of-the-month commodity prices. No assurance can be given that we will not experience ceiling test impairments in future periods, which could have a material adverse effect on our results of operations in the periods taken. As a result of lower oil prices, we may also reduce our estimates of the reserve volumes that may be economically recovered, which would reduce the total value of our proved reserves.

Our undeveloped proved reserves and developed non-producing proved reserves require additional expenditures and/or activities to convert these into producing reserves. We cannot provide assurance these expenditures will be made and that activities will be entirely successful in converting these reserves. Furthermore, there can be no assurance that all of our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

Our future success depends largely upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful exploration, development or acquisition activities, our proved reserves and production will decline over time. Our exploration, development and acquisition activities require substantial capital expenditures. The capital markets we have historically accessed are currently constrained, but we believe we could access other capital markets if the need arises. These limitations in the capital markets may affect our ability to grow and changes in our capitalization structure may significantly affect our financial risk profile. Furthermore, we cannot be certain that financing for future capital expenditures will be available if needed, and to the extent required, on acceptable terms.

Future cash flows are subject to a number of variables, such as the level of production from existing wells, the prices of oil and our success in developing and producing new reserves. Any reductions in our capital expenditures to stay within internally generated cash flow (which could be adversely affected by declining commodity prices) and cash on hand will make replacing produced reserves more difficult. If our cash flow from operations and cash on hand are not sufficient to fund our capital expenditure budget, we may be limited in our ability to access additional debt, equity or other methods of financing on an economic or timely basis to replace our proved reserves.

The EPA has adopted new regulations under the CAA that, among other things, require additional emissions controls for the production of oil, including New Source Performance Standards to address emissions of sulfur dioxide and VOCs and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. Compliance with these requirements could significantly increase our costs of development and production.

We are required to record a liability for the present value of our ARO to plug and abandon inactive non-producing wells, facilities and equipment, and to restore the land at the end of oil production operations. As a result, we may make significant increases or decreases to our estimated ARO in future periods. Accordingly, our estimate of future ARO could differ dramatically from what we may ultimately incur.

Our development activities may be unsuccessful for many reasons, including adverse weather conditions, cost overruns, equipment shortages, geological issues and mechanical difficulties. Moreover, the successful drilling of an oil well does not assure us that we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their costs, unsuccessful wells hinder our efforts to replace reserves.

Our oil exploration and production activities, including well stimulation and completion activities which include, among other things, hydraulic fracturing, involve a variety of operating risks, including fires, explosions, blow-outs and surface cratering, uncontrollable flows of oil and formation water, natural disasters. If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution and other environmental damage

Our business strategy includes growing by making acquisitions, which may include acquisitions of exploration and production companies, producing properties and undeveloped leasehold interests. Our acquisition of oil and natural gas properties requires assessments of many factors that are inherently inexact and may be inaccurate, including the acceptable prices for available properties, amounts of recoverable reserves, estimates of future oil prices, estimates of future exploratory, development and operating costs, estimates of the costs timeing of plugging, and abandonment and estimates of potential environmental and other liabilities

The process of estimating oil reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves at December 31, 2015. In order to prepare our year-end reserve estimates, our independent petroleum consultant projected our production rates and timing of development expenditures. Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary and may not be under our control. The process also requires economic assumptions about matters such as oil and natural gas prices, operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

You should not assume that the present value of future net revenues from our proved oil and natural gas reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month unweighted first-day-of-the-month average price for each product and costs in effect on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration, development, production and transportation of oil and natural gas and operational safety. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with such legal requirements may harm our business, results of operations and financial condition.

To a large extent, we depend on the services of our senior management. The loss of the services of any of our senior management, could have a negative impact on our operations. We do not maintain or plan to obtain for the benefit of the Company any insurance against the loss of any of these individuals.

We presently have a note receivable whose asset value could be at risk if the debtor is unable to pay back the principal and interest.

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd. Suite 512 Houston, Texas 77024.

We lease our principal office space, consisting of approximately 1,000 square feet, at a rate which is currently $1,650.00 per month. Our lease is an annual renewable lease and it expires on August 31, 2016.

The Company’s oil and gas properties are described under “Item 1. Business” and below under “Note 11. Supplemental Information Relating To Oil And Gas Producing Activities (Unaudited)” at the end of the consolidated audited financial statements attached hereto.

ITEM 3. LEGAL PROCEEDINGS.

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4, MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BBLS” on the OTC Pink market operated by OTC Markets Group.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low closing prices for our common stock for the periods indicated as reported by the OTC Pink market operated by the OT Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2014	$0.50	$0.20
June 30, 2014	$0.39	$0.24
September 30, 2014	$0.30	$0.14
December 31, 2014	$0.18	$0.05

Quarter Ended	High	Low

March 31, 2015	$0.17	$0.06
June 30, 2015	$0.12	$0.06
September 30, 2015	$0.11	$0.06
December 31, 2015	$0.19	$0.02

On June 17, 2016 the closing price of our common stock was $0.09.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 3, 2016 we had 46,108,707 outstanding shares of common stock and approximately 245 shareholders of record.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared by our board of directors. Our directors are not restricted from paying any dividends but are not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will be paid in the near future.

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

Recent Sale of Unregistered Securities

The Company acquired a 10% working interest in the SUDS field located in Creek County Oklahoma on September 23, 2015, in exchange for 10,586,805 shares of restricted common stock. Based on the then current market value of our common stock, $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. Concurrently with the purchase, Jovian agreed to assign to Rockdale all rights to be the operator of the SUDS unit under a standard operating agreement.

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field. The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000advance was converted to 800,000 shares at $0.06 per share which included 800,000 warrants. In addition, a $1.3M face value BSNM note was purchased for $316,800 (6,000,000 shares or 0.0528 per share). With the inclusion of the note, the price per barrel would be $1.33 dollars per barrel oil (Bbl). (see Note 5 and Note 6 of the financial statements beginning on page F-1for further details)

In addition, on November 4, 2015 the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock. On May 2, 2016, this note was converted to Rockdale shares. The 500,000 shares were issued at a price of $0.75 cents per share at a value of $37,500. (see Subsequent Events footnote for later payoff of this note)

On September 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.06 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 31, 2018. As of December 31, 2015 twenty seven (27) units had been subscribed for and 2,700,000 shares of common stock had been purchased. Included in the twenty seven units was a purchase of 400,000 shares by both Mr. Joel Oppenheim and Mr. Lee Lytton, both Directors of the Company. Both Directors’ purchased 200,000 shares each. This offering was closed on May 31, 2016.

Eight (8) units were subscribed for and 800,000 shares were issued for conversion of debt. The eight units issued for the conversion of debt were issued to Zel Khan, the CEO of the Company. Mr. Khan’s 800,000 shares were valued at $48,000 and 800,000 warrants were valued at $21,107 resulting in a loss on conversion of $19,079

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Our total revenue reported for the year ended December 31, 2015 was $187,976, a decrease of $495,560 from the prior year.

Our decreased revenue for the year ended December 31, 2015 as compared with the prior year is a result of lower prices for crude oil and lower than expected production.

Operating Expenses

Operating expenses decreased to $1,731,652 for the year ended December 31, 2015 from $2,244,788 for the year ended December 31, 2014, a decrease of $513,136. Our major expenses for the year ended December 31, 2015 were property impairment of $668,073 and stock compensation expense of $185,395 and management fees of $105,000 and professional fees & contract labor of $163,783. The management fees were for administrative and accounting services early in 2015. Professional fees were paid for financial analyst, investor managing, audit, tax and CPA services. Contract labor was paid for operational support in the field. In comparison, our operating expenses for the year ended December 31, 2014 were stock compensation expense of $1,147,303, salaries and wages of $250,703, legal expenses of $104,332 professional fees and contract labor of $82,800.

During the year ended December 31, 2015, our oil and gas sales decreased due to the paraffin workovers performed on the wells at the Minerva field. Our lease operating expenses decreased due to inactivity related to those same workovers. Our general and administrative expenses decreased primarily due to reduced stock compensation expense resulting from the change in management.

Other Income/Expenses

Other expenses were $312,938 for the year ended December 31, 2015 an increase from other expenses of $199,657 for the same period ended 2014. The increase was primarily due to debt discount and loss on conversion of debt.

Net Loss

The net loss for the year ended December 31, 2015 was $1,856,614 compared to net loss of $1,674,533 for the year ended December 31, 2014, in increase of $182,081.

Liquidity and Capital Resources

As of December 31, we had total current assets of $82,773 and total assets in the amount of $4,196,016. Our total current liabilities as of December 31, 2015 were $895,408. We had negative working capital of $812,635 as of December 31, 2015. Our material asset balances are made up of oil & gas properties and related equipment. Our most significant liabilities include a related party note, ARO and accruals for professional services.

Operating activities used $416,329 in cash for the year ended December 31, 2015. Our net loss of $1,856,614 was the main component of our negative operating cash flow, offset mainly by impairment of properties of $668,073, amortization of debt discount of $152,980, stock-based compensation of $185,395 and depreciation and amortization of $94,964.

Cash flows used by investing activities during the year ended December 31, 2015 was $15,825 primarily the result of the purchase of property and equipment of $19,854.

Cash flows provided by financing activities during the year ended December 31, 2015 amounted to $410,557 and consisted of $302,000 in a private placement offerings, $134,000 in advances from shareholders, while offset by $17,443 in payments on notes payable.

During the year ended December 31, 2014, the Company raised $780,000 through the sale of 2,600,111 shares to private investors as part of a private placement, detailed on Form 8-K filed on February 14, 2014. The shares were all purchased at a price of $0.30 per share and included warrants. The purchasers included David Baker and Leo Womack both of whom were Directors at the time.

During the year ended December 31, 2015, we raised $140,000 through a private placement offering with warrants authorized by the Board on March 23, 2015. We also raised $162,000 through a private placement offering with warrants, as reported on Form 8-K filed November 9, 2015.

Our sources and (uses) of funds for the year ended December 31, 2015 were:

Cash used in operations	$(416,329)

Sale of equipment	4,029

Capital expenditures on oil and gas properties	(19,854)

Proceeds from shareholder advances	134,000

Funds from Private Placement Offering	302,000

The Company continues to operate at a negative cash flow of approximately $50,000 per month and our Auditors have raised a going concern issue in their latest audit report as contained herein. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and Twin Lakes fields which together with the increased price of crude oil may allow the Company to become cash flow positive later this year. The total amount required by the Company to accomplish this objective is approximately $1,000,000, of which no assurance can be provided that these initiatives will actually occur. In addition, see Item 1 of this report for more information concerning our plan of operation.

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

Contractual Obligations

The Company had no material contract obligations as of December 31, 2015:

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

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

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects. During the last 5 months oil prices have trended upward to approximately $50.00 per barrel, as domestic production has declined in each of these months.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $6,091,841 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited consolidated financial statements and supplementary data required by this Item are presented beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on our evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were effective. Subsequent audit adjustments were necessary but were the result of further review of complex accounting issues and were not considered the result of material control deficiencies with regard to financial reporting by our internal staff.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive and Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Zel C. Khan, our CEO and Leo Womack our financial expert Board Member, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 1992. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that during 2015, the Company contracted with a qualified CPA to conduct additional oversight and review of all financial reporting. The Company believes this change has resolved the material control weaknesses reported in 2014.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as ourselves.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2015.

Name	Age	Position
Zel C. Khan	42	Chief Executive Officer and President
Leo Womack	73	Chairman
Lee Lytton	72	Director and Corporate Secretary

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Zel C. Khan is an oilfield operator with over 30 years of experience in the Oil & Gas industry. He has successfully operated, both on and offshore, in Texas, Oklahoma, New Mexico and California. He has established a reputation for reducing operating costs on various projects, including a former ConocoPhillips offshore facility located in deep water Gulf of Mexico where he was the Operating Manager. Mr. Khan has also operated in Kern County, California and Alberta, Canada, both are heavy oil fields requiring special operational procedures to maintain low lift costs and strict environmental policies as set by the respective governmental agencies. Mr. Khan holds an MBA from Chapman University, California.

Directors

Leo Womack has over 40 years of experience in advising and serving as Director of small micro-capitalization public and private companies. Mr. Womack has been the President of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986. For the last five (5) years Mr. Womack has been and continues to be employed as the President of Gulf Equities Realty Advisors Inc. He has been the Chairman of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996. From 1969 to 1978, he was the managing partner of a local and later national CPA firm. He has served on the Board and as Chairman of the Houston Angel Network and on National Committees of the Angel Capital Association. Prior to its acquisition by ITT in 2010, he served as a board member and the audit committee chair for OI Corporation (NASDAQ:OICO). Mr. Womack continues to serve on the Boards of Directors of five early stage companies that he or his Family Trust have invested in. Mr. Womack earned a Bachelor of Business Administration in Accounting from Texas A&M University-Kingsville in 1965 and holds a Series 7 Securities License. Mr. Womack is also a licensed CPA.

Lee Lytton is a currently a tenured professor at St. Mary’s Law School in San Antonio where he has taught Oil and Gas Law as well as Texas Land and Title courses for the last 26 years. Prior to that Mr. Lytton was a founding partner in a South Texas Oil and Gas Operating Company for 10 years after leaving the FBI as a Special Agent. He was admitted to the Texas Bar and practiced law as an Assistant District Attorney early in his career. Mr. Lytton serves on the Board of the South Texans’ Property Rights Association as a result of his family’s historical standing as a prominent South Texas ranching family. For the last five (5) years, Mr Lytton has been and continues to be employed as a tenured Professor at the St. Mary’s School of Law in San Antonio.

Joel Oppenheim, currently owns and has operated the Oppenheim Group since 1991. The Oppenheim Group is a real estate consulting firm that has represented multiple Fortune 10 and Fortune 100 Companies on their commercial real estate needs throughout the United States. Since 2014,Mr. Oppenheim began concentrating on the Oppenheim Group’s investment portfolio including several successful oil and gas investments both in Texas and California. Mr. Oppenheim is a licensed Commercial Real Estate Broker in Texas and graduated from City College of New York - Bernard Baruch School of Business, with a degree in accounting. Mr. Oppenheim has been an active member of the Houston Angel Network since 2009. He has successfully started and sold numerous businesses throughout his career, including some of the most successful restaurants and clubs in Houston.

Our bylaws authorize no less than three and not more than five members. We currently have three directors as of December 31, 2015, and five Directors as a result of the Shareholders meeting held of April 14, 2016 where Mr. Zel C. Khan and Quinten Beasley were elected.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Womack serves as Chairman and Mr. Khan serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Khan) and the members of our Board (currently Mr. Womack as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our executive officers or directors has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);

(3)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5)	being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

The Company had eight (8) official meetings of the Board of Directors during the fiscal year 2015 and seven (7) during the last fiscal year ending December 31, 2014. In 2015, all three directors (Leo Womack, Lee Lytton and Joel Oppenheim attended each meeting. During 2014, each director attended at least 75% of the total number of meetings of the Board. The Company has not adopted a policy requiring its directors to attend its annual meeting of stockholders.

COMMITTEES OF THE BOARD

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company has defined policy and procedural requirements for stockholders to submit recommendations or nominations for directors as set forth in the Company’s Bylaws and described below. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

The Board of Directors will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described below. The Secretary will send properly submitted stockholder recommendations to the Board of Directors. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Board of Directors through other means. The Board of Directors also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

Although we do not have a formal audit committee, the Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Additionally, Mr. Leo Womack Chairman of our Board of Directors has been licensed as a Certified Public Accountant (CPA) in Texas since 1967 and qualifies as an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Corporate Secretary, 710 N. Post Oak Rd., Suite 512, Houston, Texas 77024, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Director Independence

Our common stock is quoted for trading on the OTC Pink market operated by OTC Markets Group and we are not required to have independent members of our Board of Directors. Notwithstanding that we currently consider Leo Womack and Joel Oppenheim as independent directors.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Conduct

We have adopted a Code of Ethical Business Conduct (“Code of Conduct”) that applies to all of our directors, officers and employees.

Any stockholder who so requests may obtain a free copy of our Code of Conduct by submitting a written request to our Corporate Secretary. Additionally, the Code of Conduct was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 23, 2015, as Exhibit 14.1.

We intend to disclose any amendments to our Code of Conduct and any waivers with respect to our Code of Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.rockdaleresources.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Conduct to any such officers or employees.

Employment Agreements

On September 23, 2015, Zel C. Khan, entered into an employment agreement with the Company effective October 1, 2015 to serve as our President and Chief Executive Officer for an initial term of twenty four (24) months (automatically renewable thereafter for additional one year terms). The agreement provides that the Company will pay Mr. Khan an annual base salary of $160,000, with a provision for deferral of current payments until such time that the Company is cash flow positive. The Company will issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 cents per share for each dollar of gross salary that is deferred.  The Warrants will have a term of 36 months from date of grant, which will be quarterly.

Mr. Khan also received a one-time grant of one million (1,000,000) restricted shares of the Company’s common stock (the “Shares”), effective October 1, 2015. The Shares shall be forfeited should the employment agreement be terminated for any reason prior to the conclusion of the initial 24-month term at a rate equal to 41,666 of the Shares for each whole month that the employment period is terminated prior to the conclusion of the initial 24-month term.

In the event Mr. Khan’s employment is terminated for any reason other than without cause by the Company, he is to receive the compensation earned by him as of such termination date and is required to return the pro rata portion of the one million shares of common stock issued to him as described above for the applicable remaining period of the initial twenty-four (24) month term. In the event Mr. Khan’s employment is terminated by the Company without cause, he is required to receive severance pay equal to two months of his base salary. “Cause” means (i) the commission of a felony or other crime involving moral turpitude or the commission of any other act or omission involving misappropriation, dishonesty, unethical business conduct, disloyalty, fraud or breach of fiduciary duty, (ii) reporting to work under the influence of alcohol, (iii) the use of illegal drugs (whether or not at the workplace) or other conduct, which could reasonably be expected to, or which does, cause the Company or any of its affiliates public disgrace or disrepute or economic harm, (iv) repeated failure to perform duties as reasonably directed by the Board of Directors, (v) gross negligence or willful misconduct with respect to the Company or its affiliates or in the performance of Mr. Khan’s duties under the agreement, (vi) obtaining any personal profit not thoroughly disclosed to and approved by the board in connection with any transaction entered into by, or on behalf of, the Company or any of its affiliates, or (vii) violating any of the terms of the Company’s or its affiliates’ rules or policies applicable to Mr. Khan which, if curable, is not cured to the board’s reasonable satisfaction within fifteen (15) days after written notice thereof to Mr. Khan, or any other material breach of the agreement or any other agreement between Mr. Khan and the Company or any of its affiliates which, if curable, is not cured to the board’s reasonable satisfaction within fifteen (15) days after written notice thereof to Mr. Khan.

The employment agreement includes a non-solicitation/non-interference clause which applies for two years after the termination date of the employment agreement. The employment agreement also requires Mr. Khan to submit to the board all business, commercial and investment opportunities or offers presented to Mr. Khan or of which Mr. Khan becomes aware which relate to the business of the Company or its affiliates.

There are no family relationships between Mr. Khan and any of our other directors or executive officers.

The following shows the amount of time Mr. Khan expects to devote to our business:

Name	Percent

Zel C. Khan	90%

The Company does not have an employment agreement in place with Mr. Lytton.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, only one delinquent form was filed.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2014 and December 31, 2015

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
David Baker (Former Principal Executive Officer) (6)	2015	$10,000	—	33,778	—	—	$43,778
Zel Khan (Current Principal Executive Officer) (7)	2015	$26,667	—	$8,500	$2,900	—	$38,067

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Marc Spezialy (Principal and Executive Officer and Financial and Accounting Officer) (8)	2014	$100,000	—	—	—	—	$100,000

David Baker (Principal Executive Officer – Former) (6)	2014	$70,000	—	118,224	—	—	$188,224

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 in the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	Resigned as Chief Executive Officer effective February 28, 2015. One March 1, 2015, Mr. Zel C. Khan was appointed as President and Chief Executive Officer of the Company.
(7)	Appointed as President and Chief Executive Officer effective February 28, 2015.
(8)	Appointed as Chief Executive Officer January 31, 2013 and resigned effective September 30, 2014

See “Changes in Management” in Item 10 of this report.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2015.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Marc Spezialy (4)	—	38,000	—	—	—	—	38,000
David Baker (5)	10,000	38,000	—	—	—	—	48,000
Matthew Ferguson (6)	—	76,000		—	—	—	76,000
Leo Womack (7)	—	23,000	64,563	—	—	—	87,563
Lee H Lytton (8)	—	—	32,281	—	—	—	32,281
Joel Oppenheim (9)	—	11,000	32,281	—	—	—	43,281

(1)	Fees earned due to retainers, meetings, committees and chairman services
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(4)	Resigned from the Board of Directors effective September 30, 2014
(5)	Served as a member of the Board of Directors from May 8, 2014 until February 28, 2015
(6)	Appointed as a member of the Board of Directors on August 5, 2013 and resigned effective December 15, 2015
(7)	Mr. Womack has served as a member of our Board of Directors since August 16, 2014
(8)	Appointed as a member of the Board of Directors on December 15, 2014
(9)	Appointed as a member of the Board of Directors on June 11, 2015

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. See also “Narrative Disclosure to the Director Compensation Table” below.

Narrative Disclosure to the Director Compensation Table

Mr. Baker received $10,000 as a Director on June 1, 2014 as part of his compensation agreement with the Company.

On September 23, 2015, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2016, and is excisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2016, and is excisable for 36 months thereafter. The fair value of the options granted on September 23, 2015 is $129,126.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of June 17, 2016, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our officers and directors and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title of class	Name and address of beneficial owner		Amount of beneficial ownership (1)		Percent of class (2)
Executive Officers & Directors:
Common	Leo Womack		3,693,334 shares	(3)	9.3%
Common	Zel C Khan		13,426,805 shares	(4)	31.3%
Common	Lee H Lytton		1,566,800 shares	(5)	3.7%
Common	Joel Oppenheim		1,800,000 shares	(6)	4.2%
Total of All Directors and Executive Officers:			20,756,939 shares		48.5%

More Than 5% Beneficial Owners:
Jovian Petroleum Corporation (8)			10,786,805 shares	(9)	25.2%
Rick Wilber (10)			4,903,333 shares	(11)	11.4%
Blue Sky New Mexico Inc (12)			6,500,000 shares	(13)	15.2%
Zel Khan		1	2,486,805 shares	(14)	5.8%
Leo Womack			3,693,334 shares	(3)	9.3%

(1)	Under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.
(2)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 42,339,957 shares of common stock issued and outstanding as of the Record Date, which number does not include 1 million shares pledged to secure the payment of a $146,875 note owed to Blue Sky NM, Inc. (“BSNM”), which is due and payable on December 31, 2015 (subject to a one-time extension of the maturity date of the note (extending the maturity date for 180 days) if we issue BSNM 500,000 additional shares of restricted common stock).
(3)	Includes 2,196,667 shares held by the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”). Includes 166,667 shares issuable upon the exercise of warrants, which have an exercise price of $0.75 per share and an expiration date of August 5, 2019, held by the Trust. Includes 300,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018, held by the Trust.”). Includes 1,000,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, vest on January 1, 2016, and have a term of three years from their vesting date.
(4)	Includes ownership of the securities held by Jovian Petroleum Corporation, which securities Mr. Khan is deemed to beneficially own (see footnotes 8 and 9). Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on August 5, 2018. Includes 800,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2018
(5)	Includes 533,400 shares held by Mr. Lytton. Includes 33,400 shares issuable upon exercise of warrants, which have an exercise price of $0.75 per share and expire on August 5, 2019. Includes 200,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. Includes 200,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on August 5, 2018. Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on August 15, 2019. Includes 500,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, vest on January 1, 2016, and have a term of three years from their vesting date.
(6)	Includes 100,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.75 per share and an expiration date of August 5, 2019. Includes 300,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018. Includes 200,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.10 per share and an expiration date of August 31, 2018. Includes 500,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, vest on January 1, 2016, and have a term of three years from their vesting date.

(7)	Not used.
(8)	Address: 710 N. Post Oak Rd., Suite 550, Houston, Texas 77024. Shares held by Jovian Petroleum Corporation are beneficially owned by Zel C. Khan, its largest shareholder.
(9)	Includes 100,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018. Includes 800,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.10 per share and an expiration date of August 31, 2018.
(10)	Address: 10360 Kestrel Street, Plantation, Florida 33324.
(11)	Includes shares issuable upon conversion of $550,000 in convertible notes which are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. Also includes 1,570,000 shares issuable upon exercise of warrants to purchase shares of Company common stock at an exercise price of $0.80 per share, which expire on September 20, 2023 (570,000 warrants) and June 17, 2023 (1,000,000 warrants).
(12)	Address: 320 Gold Avenue SW, Suite 1000, Albuquerque, New Mexico 87102. The shares held by Blue Sky NM, Inc. are beneficially owned by Fulucai Productions Ltd. and Mohammad Fazil, its CEO and President.
(13)	Includes 10,686,805 shares issued in the purchase of the SUDS working interest by Rockdale. Includes 500,000 shares issued for the extension of the note payable to BSNM for the purchase of Twin Lakes.
(14)	Includes 1,000,000 shares issued as part of the acceptance of the employment agreement. Includes 800,000 shares held by Mr. Khan. Includes 800,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. . Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2018

Changes in Control

The Company is not aware of any arrangements, which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Executive Compensation, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

As reported on Form 8-K filed January 31, 2014, on January 27, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with Mercadyne Advisors LLC (the “Consultant”), an entity controlled by David N. Baker, our former director. The Company agreed to issue 800,000 shares of common stock in the name of David N. Baker as consideration for the Consultant’s provision of the consulting services under the Agreement. The Consultant agreed to return 400,000 of these shares to the Company if (i) the Company terminates the Agreement on or before April 27, 2014, for the Consultant’s failure to perform under the Agreement, or (ii) the Consultant fails to invest $125,000 in the Company prior to April 27, 2014, on terms reasonably satisfactory to the Company. The Consultant did invest the $125,000 prior to April 27, 2014 so no return of shares occurred.

On December 15, 2014, we entered into a Master Service Contract for Operations and Maintenance Services Agreement with Jovian Petroleum Corporation. The terms of the agreement provide that Jovian Petroleum Corporation will provide the field personnel and field accounting, together with the necessary technical and administrative assistance required to operate and maintain our production facility on our behalf in consideration of a fee of $10,000 per month. The agreement is for a minimum of three months and will continue month to month thereafter. This summary description is qualified in its entirety by the text of the agreement attached hereto and incorporated by this reference. Jovian Petroleum Corporation is a greater than greater 5% beneficial owner of our securities. Effective March 1, 2015, Zel C. Khan, agreed to serve as the President and CEO of the Company. Mr. Khan has been the Chief Executive Officer and President of Jovian Petroleum Corporation since 2008.

On May 1, 2015, the Company began a new private offering of “Units” (each consisting of 100,000 shares of restricted common stock and a warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.12 per share at any time prior to August 5, 2018), with each unit being sold for $10,000 per Unit. The Company sold a total of 22 Units before terminating the offering. Included as purchasers in the offering were Lee H. Lytton, our Corporate Secretary and Director, who purchased one Unit for an aggregate of $10,000; The Oppenheimer Group, an entity affiliated with Joel Oppenheim, our Director, which acquired three Units; Jovian Petroleum Corporation, affiliated with Zel C. Khan, our Chief Executive Officer and President, which acquired one Unit; The Leo B. Womack Family Trust, which is beneficially owned by our Chairman, Leo Womack, which acquired three Units; and Quinten Beasley, a director who acquired one Unit.

On June 11, 2015, our Board of Directors increased the size of our Board of Directors from two to three members and appointed Joel Oppenheim to our Board of Directors to fill the newly created vacancy. On June 11, 2015, our Board of Directors agreed to issue Joel Oppenheim 100,000 shares of our restricted common stock in consideration for agreeing to serve on our Board of Directors.

On September 1, 2015, the Company began a new private offering of “Units” (each consisting of 100,000 shares of restricted common stock and a warrant to purchase an additional 100,000 shares of common stock at an exercise price of $0.10 per share at any time prior to August 31, 2018), with each unit being sold for $6,000 per Unit. To date the Company has sold 28 Units (2.8 million restricted shares of common stock and warrants to purchase 2.8 million shares of common stock) for aggregate consideration of $168,000. Included as purchases in the offering were Lee H. Lytton, our Corporate Secretary and Director, who purchased two Units for an aggregate of $12,000; The Oppenheimer Group, an entity affiliated with Joel Oppenheim, our Director, which acquired two Units; and Zel C. Khan, our Chief Executive Officer and President, which acquired eight Units for $48,000.

On September 23, 2015, we entered into a Purchase and Sale Agreement with SUDS Properties, LLC (“SUDS” and the “Purchase Agreement”). SUDS is 100% owned by Jovian Resources LLC (“Jovian”). Mr. Zel C. Khan, our Chief Executive Officer and President, is the former manager of Jovian. Pursuant to the Purchase Agreement, we acquired a 10% working interest in the SUDS field located in Creek County Oklahoma, in exchange for 10,586,805 shares of restricted common stock, representing 33% of our outstanding common stock. Such shares were calculated based on the relative 1P reserves currently owned by us and the P1 reserves being acquired through the transaction without regard to our common share price. Based on the then current market value of our stock at $0.06 per share, the price paid was $635,208 or $4.21 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. The acquisition will be effective October 1, 2015 for all purposes. Concurrently with the purchase, Jovian agreed to assign to Rockdale all rights to be the operator of the SUDS unit under a standard operating agreement.

On September 23, 2015, our Board of Directors agreed to issue Mr. Zel C. Khan, the Chief Executive Officer and President of the Company, 1,000,000 shares of Rockdale’s restricted common stock in consideration for entering into the employment agreement as described above under “Employment Agreements”.

On September 23, 2015, the Board of Directors agreed to pay:

(a)	Leo B. Womack, the Chairman of the Board of Directors of the Company, $4,000 per month in consideration for his services on the Board of Directors, and to grant him an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2016, and is exercisable for 36 months thereafter; and

(b)	Lee Lytton and Joel Oppenheim, members of the Board of Directors, each $2,000 per month in consideration for their service on the Board of Directors, and to grant each of them an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vest on January 1, 2016, and are exercisable for 36 months thereafter (collectively with the options granted to Mr. Womack as described above, the “Director Options”);

(c)	Provided that the cash fees due to the directors as described above shall only be payable out of 10% of the positive cash flow (if any) of the Company as of any fiscal quarter (“Positive Cash Flow”), and any other fees due such directors shall accrue until such time as the Company has Positive Cash Flow.

Effective October 1, 2015, all five (5) employees of Jovian became employees of the Company and the Company became operator of all properties acquired pursuant to the Purchase Agreement.

On November 4, 2015, we acquired a 15% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and Blue Sky NM, Inc. (“BSNM”), which was dated November 4, 2015 (the “Purchase Agreement”).

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875. The Company paid $50,000 in cash to BSNM and executed a Promissory Note for the remaining balance ($146,875) (the “Note”). The Note was due on or before December 31, 2015, and accrued interest at the rate of 10% per annum. The Note was secured by 1,000,000 shares of restricted common stock of the Company. The Company had the right to a one-time extension of the maturity date of the note (extending the maturity date for 180 days) in return for issuing BSNM 500,000 additional shares of restricted common stock. The Company did elect to extend the maturity date and the shares were issued.

The field contains 120 wells of which 119 are shut in due to lack of approximately $400,000 in performance bonds that are required to be posted with the New Mexico Energy Department. The Company has issued JIB’s to the working interest owners to obtain the necessary funding.

The Company took over field operations effective November 15, 2015 through a sublicensing agreement with BSNM.

TLSAU is 45 miles from Roswell, New Mexico and consists of 4,864 acres with 130 wells of which only 6 are currently online. The last independent reserve report was prepared in November 2013 by American Energy Advisors, Inc. and reflects approximately 2.8 million barrels of proven oil reserves for 100% interest. However, the Company has engaged a TBPE Registered engineering firm to prepare an updated, independent reserve report for the field.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by the Board of Directors and one or more officers of the Company. In connection with the approval of the transactions described above, the Board of Directors took into account several factors, including its fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey, LLP served as our independent registered public accounting firm for the years ended December 31, 2015 and 2014. The following table shows the aggregate fees billed to us for these years by MaloneBailey.

	Year Ended December 31,
	2015	2014

Audit Fees	$34,000	$30,000
Audit-Related Fees	—	—
Tax Fees	2,500	2,500
All Other Fees	—	—

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q reports. Prior to contracting with MaloneBailey to render audit or non-audit services, each engagement was approved by our directors.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by MaloneBailey for 2015 and 2014.

In order to assure continuing auditor independence, the Board of Directors periodically considers the independent auditor’s qualifications, performance and independence and whether there should be a regular rotation of our independent external audit firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Bylaws (2)
10.1	Agreement with Kingman Operating Company (2)
10.2	Assignment of oil and gas lease (2)
10.3	Employment agreement with Patrick Merritt, as amended
10.4	Agreement with RTO Operating, LLC
10.5	Employment agreement with Marc Spezialy (2)
10.7	Amendment to agreement with Kingman Operating Company (2)
10.8	Minutes of Annual Shareholders Meeting – Election of Directors, Corporate Jursidiction changed from Colorado to Texas, increase authorized shares to $150,000,000, ratify 2015 Stock Incentive Plan, ratification to appoint Malone Bailey as independent auditors, endorsement of executive compensation program, endorsement of a vote every 3 years on future executive compensation
23.1	Consent of MKM Engineering
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**	Oil and gas reserve report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*          Filed herewith

**       Furnished herewith

(1) Incorporated by reference to the same exhibits filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-136012) filed on July 25, 2006.

(2) Incorporated by reference to the same exhibits filed the Company’s registration statement on Form S-1 (File No. 333-184575) filed on October 24, 2012.

+     XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ROCKDALE RESOURCES CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rockdale Resources Corporation

Houston, TX

We have audited the accompanying balance sheets of Rockdale Resources Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statement of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the related results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 17, 2016

ROCKDALE RESOURCES CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$3,091	$24,688
Accounts receivable	48,633	26,176
Other current assets	31,049	40,801
Total current assets	82,773	91,665

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	4,733,853	3,715,779
Furniture, equipment & software	108,234	94,283
Less accumulated DD&A	(1,045,644)	(283,984)
Net property and equipment	3,796,443	3,526,078

Other Assets	316,800	—

Total Assets	$4,196,016	$3,617,743
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$169,564	$99,425
Accrued liabilities	130,582	8,875
Convertible debt - related party, net of discount of 171,573	378,427	—
Current maturities of installment notes payable	21,144	18,877
Deferred rent	2,816	2,816
Note Payable – related party	192,875	—
Total current liabilities	895,408	129,993

Asset retirement obligations	213,328	100,175
Convertible debt - related party, net of discount of 324,533	—	225,447
Installment note payable	6,652	26,362
Total Liabilities	1,115,388	481,977

Stockholders’ Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 42,839,958 and 19,353,152 shares issued and outstanding	42,840	19,353
Additional paid in capital	9,129,629	7,351,640
Accumulated deficit	(6,091,841)	(4,235,227)

Total Stockholders’ Equity	3,080,628	3,135,766
Total Liabilities and Stockholders’ Equity	$4,196,016	$3,617,743

ROCKDALE RESOURCES CORPORATION

STATEMENT OF OPERATIONS

	Year ended	Year ended
	December	December
	31, 2015	31, 2014
Oil and gas sales	$187,976	$683,536

Operating expenses
Lease operating expense	241,644	290,557
Production tax	8, 659	29,748
General and administrative expenses	706,456	1,756,668
Depreciation, depletion and amortization	94,964	165,943
Asset retirement obligation accretion	11,856	1,872
Impairment of oil & gas properties	668,073	—
Total Operating Expense	1,731,652	2,244,788
Loss from Operations	(1,543,676)	(1,561,252)
Interest (expense)	(241,778)	(113,281)
Other income (expense)	38,719	—
Loss on conversion of debt	(109,879)	—
Net loss from continuing operations before taxes	(1,856,614)	(1,674,533)
Income tax provision (benefit)	—	—

Net Loss	$(1,856,614)	$(1,674,533)

Loss per share
(Basic and fully diluted)	$(0.07)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	24,875,600	18,070,038

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities
Net Loss	$(1,856,614)	$(1,674,533)
Adjustment to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	94,964	165,943
Accretion of debt discount	152,980	86,124
Finance fee for extension on note payable	37,500	—
Impairment of oil & gas properties	668,073	—
Loss on conversion of debt	109,879	—
Loss on disposal of assets	497	10,945
Asset retirement obligation accretion	11,856	1,872
Stock-based compensation expense-employees	185,395	700,303
Stock-based compensation expense-consultants and directors	—	447,000
Changes in operating assets and liabilities
Accounts receivable	(22,457)	32,300
Other assets	9,752	12,879
Accounts payable	70,139	48,485
Accrued liabilities	81,707	(1,041)
Deferred rent		(4,172)
Deferred salaries	40,000	—

Net cash flows used in operating activities	(416,329)	(173,895)

Cash Flows from Investing Activities
Purchase property and equipment	(19,854)	(15,803)
Proceeds from sale of property and equipment	4,029	—
Capital expenditures on oil and gas properties	—	(675,426)

Cash flows used in investing activities	(15,825)	(691,229)

Cash Flows from Financing Activities
Proceeds from shareholder advances	134,000	—
Proceeds from issuance of common stock	302,000	780,024
Payments of shareholder advances	(8,000)	—
Payments on notes payable	(17,443)	(69,987)
Note payable for purchase of equipment	—	57,613

Cash flows provided by financing activities	410,557	767,650

Net change in cash and cash equivalents	(21,597)	(97,474)

Cash and cash equivalents
Beginning of period	24,688	122,162

End of period	$3,091	$24,688

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,660	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Truck transferred to former CEO	$—	$41,636
Initial recognition of discount on related party debt	—	—
Initial recognition of asset retirement obligations	26,201	19,418
Change in estimated cash flows from asset retirement obligation	75,096	66,081
Fair value of stock issued for oil properties (TLSAU)	196,875	—
Fair value of stock issued for oil properties (SUDS)	719,903	—
Fair value of stock issued for note receivable (TLSAU)	316,800	—
Shares issued in payment of shareholder advance	130,000	—
Note payable for equipment	—	57,613

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2013	14,178,041	$14,178	$5,429,488	$(2,560,694)	$2,882,972
Repurchase and cancellation of common shares	(1,000,000)	(1,000)	1,000	—	—
Shares issued for cash	2,600,111	2,600	777,424	—	780,024
Stock-based compensation – employees	2,425,000	2,425	697,878	—	700,303
Stock-based compensation – consultants	950,000	950	411,050		412,000
Stock based compensation - directors	200,000	200	34,800	—	35,000
Net Loss	—	—	—	(1,674,533)	(1,674,533)
Balance at December 31, 2014	19,353,152	$19,353	$7,351,640	$(4,235,227)	$3,135,766

Shares issued for services	1,100,000	1,100	52,178	—	53,278
Stock based compensation - directors	—	—	132,117	—	132,117
Repurchase and cancellation of common shares	(400,000)	(400)	400	—	—
Shares issued related to acquisitions	10,586,806	10,587	709,316	—	719,903
Shares issued for note receivable	6,000,000	6,000	310,800	—	316,800
Shares issued for note extension	500,000	500	37,000	—	37,500
Shares issued for cash	4,100,000	4,100	297,900	—	302,000
Shares issued for conversion of shareholder advances	1,600,000	1,600	238,278	—	239,878
Net Loss	—	—	—	(1,856,614)	(1,856,614)
Balance at December 31, 2015	42,839,958	$42,840	$9,129,629	$(6,091,841)	$3,080,628

The accompanying notes are an integral part of these audited financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period. There was no impairment during the year ended December 31, 2014. In 2015, there was an impairment of $668,073 which was primarily due to the decrease in oil prices during the year.

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

Revenue Recognition — Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred; collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no imbalance positions at December 31, 2015 or 2014. Charges for gathering and transportation are included in production expenses.

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

Asset Retirement Obligations — The Company records a liability for asset retirement obligations (“ARO”) associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2015.

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company’s tax returns filed since the 2010 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Furniture, equipment, and software — Furniture, equipment, and software are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred. We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended December 31, 2015 and 2014, respectively.

Earnings (Loss) Per Share — Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 25,893,957 for 2015 and 18,070,038 for 2014. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in all periods presented because losses are anti-dilutive.

Concentration of Credit Risk — The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company’s oil sales revenues for 2015 and 2014. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

NOTE 4. NOTE RECEIVABLE

The Company purchased a Note Receivable from Blue Sky New Mexico, Inc. (“BSNM”) on November 4, 2015 with a face value of $1,300,000. BSNM had previously purchased this note from the Bankruptcy Trustee, it was an asset of the Orbit Petroleum bankruptcy liquidation. The Company issued six million (6,000,000) shares of Rockdale Resources Corporation stock as consideration for the note. The dollar value of the shares on this date was $316,800, specifically 6,000,000 shares at a market price of $0.528 per share. The note bears an annual simple interest rate that accrues at the rate of 10%. The note is secured by mortgages on the Twin Lakes oil and gas leases.

On November 4, 2015, the note was past due and is considered to be in default. As the owner of the note, the Company is implementing foreclosure proceedings.

NOTE 5. RELATED PARTY

During the year ended December 31, 2014, the Company sold 2,600,111 shares to private investors as part of the private placement detailed in the 8-K filed on February 14, 2014. The shares were all purchased at a price of $0.30 per share and include warrants to purchase additional shares (one-for-one) at $0.75 per share any time before August 5, 2019. The purchasers included David Baker, who after his investment on February 16, 2014 subsequently joined our Board of Directors on May 8, 2014 and became the Company's Chief Executive Officer on June 2, 2014. The purchasers also included Leo Womack, who after his investment on August 15, 2014 simultaneously joined our Board of Directors. Mr. Womack purchased 166,667 shares and Mr. Baker purchased 416,675 shares.  Mr. Lee Lytton also purchased 33,400 shares

During 2015, shareholder advances of $184,000 were made to the Company ($134,000 in cash, $50,000 in a non-cash part of the Twin Lakes purchase). During 2015, $88,000 of those advances were repaid in cash. The $50,000 non-cash payment was resulted from the issuance of 800,000 shares at a price of $0.06 per share. At year end, the balance of $46,000 remains outstanding but was repaid during the first quarter of 2016.

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

In October 2014 an individual received 100,000 shares of restricted common stock in connection with consulting services he has rendered and will render in the future. These shares are not subject to vesting, the grant date fair value is $0.13 and it was determined by the closing stock price on the date of grant.

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

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.10 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018. As of December 31, 2015 fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased. Also, Jovian Petroleum Corporation, a contract operator for the Company, purchased 100,000 of those shares. Included in the fourteen units was a purchase of 100,000 shares by Joel Oppenheim, a Director of the Company.

Eight (8) units were subscribed for and 800,000 shares were issued for conversion of debt. The eight units issued for the conversion of debt were issued as follows. Mr. Leo Womack, Chairman of Rockdale Resources, purchased 300,000 shares (including 300,000 warrants) through the Leo B. Womack Family Trust.  Mr. Lee Lytton, a Director of the Company, purchased 300,000 shares (including 300,000 warrants). Mr. Joel Oppenheim, a Director of the Company, purchased 200,000 shares (including 200,000 warrants). These 800,000 shares (and 800,000 warrants) offset a total of $80,000 in advances from affiliates that was disclosed as a liability in the financial statements as of March 31, 2015 and were converted to equity in this offering. The conversion resulted in a $90,800 loss on the conversion (including the value of the warrants).

On June 11, 2015, our board of directors agreed to issue Joel Oppenheim 100,000 shares of our restricted common stock at a price of $0.11 cents per share in consideration for agreeing to serve on our board of directors.

On September 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.06 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 31, 2018. As of December 31, 2015 twenty seven (27) units had been subscribed for and 2,700,000 shares of common stock had been purchased. Included in the twenty seven units was a purchase of 400,000 shares by both Mr. Joel Oppenheim and Mr. Lee Lytton, both Directors of the Company. Both Directors’ purchased 200,000 shares each. This offering was closed on May 31, 2016.

Eight (8) units were subscribed for and 800,000 shares were issued for conversion of debt. The eight units issued for the conversion of debt were issued to Zel Khan, the CEO of the Company. Mr. Khan was issued 800,000 shares valued at $48,000 and 800,000 warrants valued at $21,107 resulting in a loss on conversion of $19,079.

On September 23, 2015, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2016, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vest on January 1, 2016, and are exercisable for 36 months thereafter. The fair value of the options granted on September 23, 2015 is $129,216. The total amount of the options was expensed in 2015.

On September 23, 2015, Rockdale’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of Rockdale’s restricted common stock in consideration for entering into an employment agreement with the Company. The value of the award on the issuance date was $68,000. In 2015, $8,500 of this award was expensed. The remaining award amount at year end is $59,500. The Company will issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 cents per share for each dollar of Mr. Khan’s gross salary that is deferred. The Warrants will have a term of 36 months from date of grant, which will be quarterly. At December 31, 2015, 40,000 warrants were issued related to the gross salary deferral.

A total of 1,600,000 shares were issued through the conversion of debt, along with 1,600,000 warrants. These conversions resulted in a total of $130,000 being repaid through the issuance of the equity. The total corresponding loss on conversion of the debt was $109,879, which was primarily resulting from the valuation of the warrants. (See Note 7. EQUITY for the details of these transactions)

On November 4, 2015, a note was issued to BSNM for $146,875 as part of the TLSAU acquisition. See footnote 6 for further details

The Company acquired a 10% working interest in the SUDS field from Jovian, in exchange for 10,586,805 shares of restricted common stock. Based on that current market value of Rockdale stock at $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). (See Item1: Business for more information)

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field. The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl). In addition, a $1.3M face value BSNM note was purchased for $316,800 (6,000,000 shares or .0528 per share). (See Item 1: Business for more information)

NOTE 6. NOTES PAYABLE

Convertible Debt – Related Party

On June 17, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rick Wilber. Pursuant to the Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $350,000, a convertible secured promissory note in the principal amount of $350,000 (the “Note”) convertible at $0.30 per share, and a warrant to purchase 1,000,000 shares of the Company’s common stock (the “Warrant”) at an exercise price of $0.80 per share. The Company analyzed the Note and the Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The Warrant vests immediately and has a term of 10 years. The relative fair value of the Warrant was measured using the Black-Scholes option pricing model and determined to be $148,925, which was recorded as a debt discount. Variables used in the Black-Scholes option pricing model for the Warrant included: (1) discount rate of 2.19%, (2), expected life of ten years, (3) expected volatility of 196% and (4) zero expected dividends. The Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $102,259 and was recorded as a debt discount. The debt discounts are being amortized over the life of the Note using the effective interest method. The effective interest rate was 53.7%. The $350,000 balance is due June 17, 2016. Negotiations are in progress to extend the due date to December 31, 2016.

On September 30, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “September Purchase Agreement”) with Rick Wilber. Pursuant to the September Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “September Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “September Warrant”) at an exercise price of $0.80 per share. The Company analyzed the September Note and the September Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The September Warrant vests immediately and has a term of 10 years. The relative fair value of the September Warrant was measured using the Black-Scholes option pricing model and determined to be $46,022 which was recorded as a debt discount. Variables used in the Black-Scholes option pricing model for the September Warrant included: (1) discount rate of 2.64%, (2), expected life of ten years, (3) expected volatility of 196.3% and (4) zero expected dividends. The September Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $46,022 and was recorded as a debt discount. The debt discounts are being amortized over the life of the September Note using the effective interest method. The effective interest rate was 119.7%. The $100,000 balance is due September 30, 2016. Negotiations are in progress to extend the due date to December 31, 2016.

On December 31, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “December Purchase Agreement”) with Rick Wilber. The September Note was consolidated into the December Purchase Agreement. Pursuant to the December Purchase Agreement, in addition to the proceeds of the September Note, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “December Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “December Warrant”) at an exercise price of $0.80 per share. The Company analyzed the December Note and the December Warrant for derivative accounting consideration and determined that derivative accounting is not applicable for these debts. The December Warrant vests immediately and has a term of 10 years. The relative fair value of the December Warrant was measured using the Black-Scholes option pricing model and determined to be $49,873 which was recorded as a debt discount. Variables used in the Black-Scholes option pricing model for the December Warrant included: (1) discount rate of 2.64%, (2), expected life of ten years, (3) expected volatility of 195.8% and (4) zero expected dividends. The December Note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $50,127 and was recorded as a debt discount. The debt discounts are being amortized over the life of the December Note using the effective interest method. The effective interest rate was 132.2%. The $100,000 balance is due September 30, 2016. Negotiations are in progress to extend the due date to December 31, 2016.

During the years ended December 31, 2015 and 2014, the Company amortized $152,980 and 86,124 of the total discounts on the three transactions above to interest expense. The unamortized discount at December 31, 2015 was $171,573, and the ending note payable-related party balance was $550,000; resulting in net convertible debt-related party of $378,427.

Promissory Note – non convertible

On November 4, 2015 the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock. On May 2, 2016, this note was converted to Rockdale shares. The 500,000 shares were issued at a price of $0.75 cents per share at a value of $37,500. (see Subsequent Events footnote for later payoff of this note)

Installment Notes

On May 8, 2014, the Company entered into an installment note with CNH Industrial Capital in the amount of $57,613 for a term of three years at 2.9% APR. Principal payments of $19,015 were made during 2015, leaving a remaining balance of $26,225 at year end ($19,573 current, $6,652 long term).

Five Year Maturity

As of December 31, 2015, future maturities on our notes payable, which include the $550,000 convertible notes payable-related party, $146,875 Promissory Note, $46,000 Related Party Notes and the $26,225 remaining balance of the installment note described above, were as follows:

Fiscal year ending:
2016	$762,448
2017	$6,652
Total	$769,100

Of the total future maturities, $550,000 relates to the convertible debt with Mr. Wilber, which all comes due in 2016.

NOTE 7. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock –

During the year ended December 31, 2014, the Company sold 2,600,111 shares to private investors as part of the private placement detailed in the 8-K filed on February 14, 2014. The shares were all purchased at a price of $0.30 per share and include warrants to purchase additional shares (one-for-one) at $0.75 per share any time before August 5, 2019. The purchasers included David Baker, who after his investment on February 16, 2014 subsequently joined our Board of Directors on May 8, 2014 and became the Company’s Chief Executive Officer on June 2, 2014. The purchasers also included Leo Womack, who after his investment on August 15, 2014 simultaneously joined our Board of Directors. Mr. Womack purchased 166,667 shares and Mr. Baker purchased 416,675 shares. Mr. Lee Lytton also purchased 33,400 shares. On May 28, 2014 the Company entered into a financing services agreement (“Service Agreement”) with ViewTrade Securities Corporation (“ViewTrade”). The Company will pay a commission in an amount equal to 10% of the gross proceeds received from any purchaser of Units directly introduced to the Company by ViewTrade, together with a five-year warrant to purchase up to 10% of the Securities sold by ViewTrade at an exercise price of 110% of the Offering Price. The Service Agreement resulted in $2,500 of commission expense and 8,334 warrants issued at a strike price of $0.33 in the second quarter of 2014. As of June 30, 2014 the Service Agreement has been terminated. The Company evaluated the warrants for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s own stock. We concluded that the warrants meet the criteria for classification in stockholders’ equity. Therefore, derivative accounting is not applicable for the warrants.

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

In October 2014 an individual received 100,000 shares of restricted common stock in connection with consulting services he has rendered and will render in the future. These shares are not subject to vesting, the grant date fair value is $0.13 and it was determined by the closing stock price on the date of grant.

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

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.10 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018. As of December 31, 2015 fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased. Included in the fourteen units was a purchase of 100,000 shares by Joel Oppenheim, a Director of the Company. Also, Jovian Petroleum Corporation, a contract operator for the Company, purchased 100,000 of those shares.

Eight (8) units were subscribed for and 800,000 shares were issued for conversion of debt. The eight units issued for the conversion of debt were issued as follows. Mr. Leo Womack, Chairman of Rockdale Resources, purchased 300,000 shares (including 300,000 warrants) through the Leo B. Womack Family Trust.  Mr. Lee Lytton, a Director of the Company, purchased 300,000 shares (including 300,000 warrants). Mr. Joel Oppenheim, a Director of the Company, purchased 200,000 shares (including 200,000 warrants). These 800,000 shares (and 800,000 warrants) offset a total of $80,000 in advances from affiliates that was disclosed as a liability in the financial statements as of March 31, 2015 and were converted to equity in this offering. The conversion resulted in a $90,800 loss on the conversion (including the value of the warrants).

On June 11, 2015, our board of directors agreed to issue Joel Oppenheim 100,000 shares of our restricted common stock at a price of $0.11 cents per share in consideration for agreeing to serve on our board of directors.

On September 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.06 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 31, 2018. As of December 31, 2015 twenty seven (27) units had been subscribed for and 2,700,000 shares of common stock had been purchased. Included in the twenty seven units was a purchase of 400,000 shares by both Mr. Joel Oppenheim and Mr. Lee Lytton, both Directors of the Company. Both Directors’ purchased 200,000 shares each. This offering was closed on May 31, 2016.

Eight (8) units were subscribed for and 800,000 shares were issued for conversion of debt. The eight units issued for the conversion of debt were issued to Zel Khan, the CEO of the Company. Mr. Khan was issued 800,000 shares valued at $48,000 and 800,000 warrants valued at $21,107 resulting in a loss on conversion of $19,079.

On September 23, 2015, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2016, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vest on January 1, 2016, and are exercisable for 36 months thereafter. The fair value of the options granted on September 23, 2015 is $129,216. The total amount of the options was expensed in 2015.

On September 23, 2015, Rockdale’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of Rockdale’s restricted common stock in consideration for entering into an employment agreement with the Company. The value of the award on the issuance date was $68,000. In 2015, $8,500 of this award was expensed. The remaining award amount at year end is $59,500. The Company will issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 cents per share for each dollar of Mr. Khan’s gross salary that is deferred. The Warrants will have a term of 36 months from date of grant, which will be quarterly. At December 31, 2015, 40,000 warrants were issued related to the gross salary deferral.

On September 24, 2015, the Board of Directors of the Company approved the adoption of the 2015 Stock Incentive Plan (the “Plan”). The Plan provides an opportunity, subject to approval of our Board of Directors of individual grants and awards, for any employee, officer, director or consultant of the Company. The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 4,000,000 shares. The plan was ratified by the stockholders at the Company’s annual meeting which was held on April 14, 2016.

Summary information regarding common stock warrants issued and outstanding as of December 31, 2015, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2013	1,570,000	$0.80	$—	8.6
Granted	2,608,445	0.75	—	4.5
Exercised	—	—	—
Expired	(8,334)	—	—
Outstanding at year ended December 31, 2014	4,170,111	0.77	—	6.1
Granted	7,740,000	0.10	—	2.6
Exercised	—	—	—
Expired	—	—	—
Outstanding at year ended December 31, 2015	11,910,111	$0.33	$—	3.5

NOTE 8. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company is not aware of any environmental claims existing as of December 31, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of December 31, 2015, the Company has one annually renewable office lease in Houston at a cost of $1,650 per month.

NOTE 9. OIL AND GAS ACQUISITIONS

The Minerva-Rockdale Field, which is located approximately 30 miles Northeast of Austin, was first discovered in 1921 and is approximately 50 square miles in size. The main producing formation for this field is the Upper Cretaceous Navarro Group of sands and shale’s. The Navarro is typically subdivided into several producing zones from the uppermost “A” and “B” sands to the lower “C” and “D” sands. The “B” sand is the primary producing zone. These sands are commonly fine grained and poorly sorted and were deposited close to a shoreline during a cycle of marine regression.

In April 2013, the Company entered into a lease pertaining to a 423 acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease. The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (75% net revenue interest) in such lease.

As of December 31, 2015, the Company had completed the drilling of sixteen wells on the leased properties. Four of these wells have been pledged as collateral for the convertible notes payable.

On September 23, 2015, the Company entered into a Purchase and Sale Agreement with SUDS Properties, LLC (“SUDS” and the “Purchase Agreement”). SUDS is 100% owned by Jovian Resources LLC (“Jovian”). Mr. Zel C. Khan, our present CEO, is the former manager of Jovian. Pursuant to the Purchase Agreement, the Company acquired a 10% working interest (carrying a 7.8% NRI) in the SUDS field located in Creek County Oklahoma, in exchange for 10,586,805 shares of restricted common stock. Based on that current market value of Rockdale stock at $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. Concurrently with the purchase, Jovian agreed to assign to Rockdale all rights to be the operator of the SUDS unit under a standard operating agreement. The Company did not prepare an unaudited pro-forma income statement table for 2015 and 2014, related to this SUDS purchase, because the net income effect of those transactions was consider to be immaterial.

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and BSNM, which was dated November 4, 2015 (the “Purchase Agreement”).

NOTE 10. ASSET RETIREMENT OBLIGATIONS

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

December 31, 2015
Inflation rate (avg.)	1.6%
Estimated asset life	16 years

The following table shows the change in the Company’s ARO for 2015 and 2014:

Asset retirement obligations at December 31, 2013	$12,804

Obligations assumed in acquisition	—
Additional retirement obligations incurred	19,418
Change in estimate	66,081
Accretion expense	1,872
Settlements	—

Asset retirement obligations at December 31, 2014	$100,175

Obligations assumed in acquisition	26,201
Additional retirement obligations incurred
Change in estimate	75,096
Accretion expense	11,856
Settlements	—

Asset retirement obligations at December 31, 2015	$213,328

NOTE 11. INCOME TAXES

There was no provision for income taxes for 2015 and 2014 due to a net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2012 forward are open to IRS examination.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014

Income tax expense computed at statutory rates	$(649,815)	$(603,209)
Non-deductible items	66,313	468,253
Change in valuation allowance	583,502	134,956

Total	$—	$—

The components of the net deferred tax asset were as follows:

	December 31, 2014
	Gross Values	Tax Effect
Deferred tax assets
Book Impairment	$—	$—
Net operating loss carryforwards	4,235,227	1,482,329
Asset retirement obligation	—	—
Other	—	—
Total deferred tax assets	4,235,227	1,482,329

Deferred tax liabilities
O&G Properties	(1,631,976)	(571,192)
Other	—	—
Total deferred tax liabilities	(1,631,976)	(571,192)
Less: Valuation allowance	(2,603,251)	(911,137)
Net deferred tax assets (liabilities)	$—	$—

	December 31, 2015
	Gross Values	Tax Effect
Deferred tax assets
Book Impairment	$668,073	$233,826
Net operating loss carryforwards	5,911,319	1,742,830
Asset retirement obligation	—	—
Other	—	—
Total deferred tax assets	6,579,392	1,976,656

Deferred tax liabilities
O&G Properties	(2,211,892)	(774,162)
Other	—	—
Total deferred tax liabilities	(2,211,892)	(774,162)
Less: Valuation allowance	(4,367,500)	(1,202,494)
Net deferred tax assets (liabilities)	$—	$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses were approximately $5.6 million at December 31, 2015 and begin to expire if not utilized beginning in the year 2032.

NOTE 12. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

In 2014, the Company has incurred in a capital cost of $675,426 on Noack’s lease, drilling seven (7) wells and reworking an existing well.

In 2015, the Company incurred a capital costs related to non-production related repairs of $65,450 on the Noack’s lease. In addition, they purchased ownership interests in the SUDS and TLSAU fields.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Property acquisitions	$916,777	$—
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	675,426
Total Costs Incurred	$916,777	$675,426

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

	December 31, 2015	December 31, 2014
Capitalized costs
Unevaluated properties	$—	$—
Evaluated properties	4,733,853	3,715,779
	4,733,853	3,715,779
Less: Accumulated DD&A	(996,863)	(251,185)
Net capitalized costs	$3,736,990	$3,464,594

Oil and Gas Reserve Information. MKM Engineering, an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2015 and 2014. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America.

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

Oil (Bbls)

December 31, 2013	226,600
Revisions of prior estimates	83,396
Production	(8,096)
December 31, 2014	301,900
Revisions of prior estimates	(99,207)
Purchases of reserves in place	536,140
Production	(4,313)
December 31, 2015	734,520

	December 31, 2015	December 31, 2014

Estimated Quantities of Proved Developed Reserves – Oil (Bbls)	287,780	79,100
Estimated Quantities of Proved Undeveloped Reserves – Oil (Bbls)	446,740	222,800

The net increase –after production of 5,663 bbls– of “Total Proved Reserves” in the amount of 438,283 bbls from December 31, 2014 to December 31, 2015 was primarily because the Company acquired reserves in TSLAU and SUDS fields. This was offset by a reduction in reserve estimates in the Noack field by 65,450 barrels of oil. This resulted in an overall increase of 438,283 barrels of oil of “net proved reserves”.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserves	Oil (bbls)
December 31, 2014	79,100
Acquired Reserves	274,140
Revision of prior estimates	(59,797)
Production	(5,663)
December 31, 2015	287,780

Proved undeveloped reserves	Oil (bbls)
December 31, 2014	222,800
Acquired Reserves	262,000
Revisions to prior estimates	(38,060)
December 31, 2015	446,740

The increases in Proved Undeveloped (PUD) reserves were all due to the SUDS and TLSAU acquisitions.

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

	December 31, 2015	December 31, 2014

Future cash inflows	$35,738,970	$27,417,550
Future production costs	(17,472,870)	(14,381,500)
Future development costs	(4,955,500)	(2,507,000)
Future income taxes	—	—

Future net cash flows	13,310,600	10,529,050
Discount of future net cash flows at 10% per annum	(7,090,100)	(4,225,170)

Standardized measure of discounted future net cash flows	$6,220,500	$6,303,880

Changes in standardized measure of discounted future cash flows
	12/31/15	12/31/14

Beginning of year	$6,303,880	$7,966,550
Sales and transfers of oil & gas produced, net of production costs	40,633	(392,979)
Net changes in prices and production costs	(3,346,098)	(1,454,390
Development costs incurred	—	675,426
Changes in estimated future development costs	360,790	(1,896,600)
Acquisitions of minerals in place, net of production costs	4,851,420	—
Revision of previous estimates	(1,477,073)	2,099,177
Change in discount	630,388	796,655
Change in production rate or other	(1,143,449)	(1,489,959)

End of year	$6,220,500	$6,303,880

NOTE 13. SUBSEQUENT EVENTS

On February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources, a private Texas based oil & gas service company. The Company acquired Askarii by issuing one (1) million restricted common shares. Based on the current market value of the Rockdale stock at $0.05 per share, the aggregate value of the transaction is $50,000.

As a result of the 2015 Annual Meeting of our Stockholders, Quinten Beasley was elected as a new director on the Board of Directors. At the same meeting, the shareholders approved moving the Company’s domicile Colorado to Texas And changing the Company’s name to “Petrolia Energy Corporation”. Additionally the shareholders voted to increase the total number of authorized shares of common stock to 150M shares and they ratified the 2015 Stock Incentive Plan.

On May 2, 2016, the Company paid off their outstanding Promissory Note to BSNM for $146,875. This Note was created when the 15% working interest in the Twin Lakes field was purchased earlier in the year. The payoff was made through the issuing of 1,468,750 shares of Company stock. Based on the market value of the stock on May 2, 2016 of $0.10, the value of the transaction was $146,875 and resulted in no gain or loss. In addition, a cash payment of $4,869 was made to pay off the remaining outstanding interest.

On May 31, 2016, the Company issued 8 units or 800,000 shares to a private investor as part of the September 1, 2015 private offering. The shares were issued at a price of $0.06 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018. This represented the final issuance under this offering.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2016.

ROCKDALE RESOURCES CORPORATION

By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer
(Principal Executive and Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan	Chief Executive Officer
Zel C. Khan	Principal Executive and Financial/Accounting Officer	June 17, 2016

/s/ Leo Womack
Leo Womack	Chairman	June 17, 2016

/s/ Lee Lytton
Lee Lytton	Director	June 17, 2016