Form 10-K/A
period 2015-12-31
Rockdale Resources Corp
filed 2016-07-25
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Rockdale Resources Corp. (the “Company”) for the fiscal year ended December 31, 2015 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2016 (the “Original Report”), is being filed in order to include the signatures of at least a majority of the board of directors of the Company on the signature page of the Form 10-K, as required by instruction D(2)(a) of the General Instructions to Form 10-K and to include the consent of MKM Engineering as Exhibit 23.1, which was mistakenly left out of the Original Report.

This Amendment No. 1 completely restates the Original Report with the required signatures and speaks as of the initial filing date of the Original Report. Other than as expressly set forth above, no part of the Original Report is being amended. Accordingly, other than as discussed above, this Amendment No. 1 does not purport to amend, update or restate any other information or disclosure included in the Original Report or reflect any events that have occurred after the initial filing date of the Original Report. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 continues to speak as of June 17, 2016 or, to the extent applicable, such other date as may be indicated in the Original Report. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

Included in the purchase of TLSAU field on November 4, 2015 was $146,861 of additional equipment.  This equipment was not purchased for use on the field.  It was inappropriately included in the full cost pool’s property & equipment accounts.  A reclass was made in the balance sheet by creating a new line item titled “Equipment-Other” for $146,861 and the same amount was reduced from the line item titled “Oil and gas, on the basis of full cost accounting”.  In addition, the capitalized costs table included in Note 12: Supplemental Information relating to oil and gas producing activities was updated to indicate a reduction in total capitalized costs from $4,733,853 to$ 4,586,992, as well as a reduction in net capitalized cost from $3,736,990 to $3,590,129.  All of these changes were considered necessary to recognize the reclass of some equipment that was purchased during the year which was not in support of the field operations.

2

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

Our oil exploration and production activities, including well stimulation and completion activities which include, among other things, hydraulic fracturing, involve a variety of operating risks, including fires, explosions, blow-outs and surface cratering, uncontrollable flows of oil and formation water, natural disasters. If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution and other environmental damage

Our business strategy includes growing by making acquisitions, which may include acquisitions of exploration and production companies, producing properties and undeveloped leasehold interests. Our acquisition of oil and natural gas properties requires assessments of many factors that are inherently inexact and may be inaccurate, including the acceptable prices for available properties, amounts of recoverable reserves, estimates of future oil prices, estimates of future exploratory, development and operating costs, estimates of the costs timing of plugging, and abandonment and estimates of potential environmental and other liabilities

The process of estimating oil reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves at December 31, 2015. In order to prepare our year-end reserve estimates, our independent petroleum consultant projected our production rates and timing of development expenditures. Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary and may not be under our control. The process also requires economic assumptions about matters such as oil and natural gas prices, operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The audited consolidated financial statements and supplementary data required by this Item are presented beginning on page F-1 of this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K/A. Based on our evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were effective. Subsequent audit adjustments were necessary but were the result of further review of complex accounting issues and were not considered the result of material control deficiencies with regard to financial reporting by our internal staff.

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

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K/A.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Articles of Incorporation (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Bylaws (2)
10.1	Agreement with Kingman Operating Company (2)
10.2	Assignment of oil and gas lease (2)
10.3	Employment agreement with Patrick Merritt, as amended
10.4	Agreement with RTO Operating, LLC
10.5	Employment agreement with Marc Spezialy (2)
10.7	Amendment to agreement with Kingman Operating Company (2)
10.8	Minutes of Annual Shareholders Meeting – Election of Directors, Corporate Jursidiction changed from Colorado to Texas, increase authorized shares to $150,000,000, ratify 2015 Stock Incentive Plan, ratification to appoint Malone Bailey as independent auditors, endorsement of executive compensation program, endorsement of a vote every 3 years on future executive compensation
23.1*	Consent of MKM Engineering
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Oil and gas reserve report (3)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document

*          Filed herewith

**       Furnished herewith

(1) Incorporated by reference to the same exhibits filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-136012) filed on July 25, 2006.

(2) Incorporated by reference to the same exhibits filed the Company’s registration statement on Form S-1 (File No. 333-184575) filed on October 24, 2012.

(3) Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on June 17, 2016 (File No.: 000-52690).

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 17, 2016

ROCKDALE RESOURCES CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$3,091	$24,688
Accounts receivable	48,633	26,176
Other current assets	31,049	40,801
Total current assets	82,773	91,665

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	4,586,992	3,715,779
Furniture, equipment & software	108,234	94,283
Equipment-Other	146,861	—
Less accumulated DD&A	(1,045,644)	(283,984)
Net property and equipment	3,796,443	3,526,078

Other Assets	316,800	—

Total Assets	$4,196,016	$3,617,743
LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$169,564	$99,425
Accrued liabilities	130,582	8,875
Convertible debt - related party, net of discount of 171,573	378,427	—
Current maturities of installment notes payable	21,144	18,877
Deferred rent	2,816	2,816
Note Payable – related party	192,875	—
Total current liabilities	895,408	129,993

Asset retirement obligations	213,328	100,175
Convertible debt - related party, net of discount of 324,533	—	225,447
Installment note payable	6,652	26,362
Total Liabilities	1,115,388	481,977

Stockholders’ Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 42,839,958 and 19,353,152 shares issued and outstanding	42,840	19,353
Additional paid in capital	9,129,629	7,351,640
Accumulated deficit	(6,091,841)	(4,235,227)

Total Stockholders’ Equity	3,080,628	3,135,766
Total Liabilities and Stockholders’ Equity	$4,196,016	$3,617,743

ROCKDALE RESOURCES CORPORATION

STATEMENT OF OPERATIONS

	Year ended	Year ended
	December	December
	31, 2015	31, 2014
Oil and gas sales	$187,976	$683,536

Operating expenses
Lease operating expense	241,644	290,557
Production tax	8, 659	29,748
General and administrative expenses	706,456	1,756,668
Depreciation, depletion and amortization	94,964	165,943
Asset retirement obligation accretion	11,856	1,872
Impairment of oil & gas properties	668,073	—
Total Operating Expense	1,731,652	2,244,788
Loss from Operations	(1,543,676)	(1,561,252)
Interest (expense)	(241,778)	(113,281)
Other income (expense)	38,719	—
Loss on conversion of debt	(109,879)	—
Net loss from continuing operations before taxes	(1,856,614)	(1,674,533)
Income tax provision (benefit)	—	—

Net Loss	$(1,856,614)	$(1,674,533)

Loss per share
(Basic and fully diluted)	$(0.07)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	24,875,600	18,070,038

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities
Net Loss	$(1,856,614)	$(1,674,533)
Adjustment to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	94,964	165,943
Accretion of debt discount	152,980	86,124
Finance fee for extension on note payable	37,500	—
Impairment of oil & gas properties	668,073	—
Loss on conversion of debt	109,879	—
Loss on disposal of assets	497	10,945
Asset retirement obligation accretion	11,856	1,872
Stock-based compensation expense-employees	185,395	700,303
Stock-based compensation expense-consultants and directors	—	447,000
Changes in operating assets and liabilities
Accounts receivable	(22,457)	32,300
Other assets	9,752	12,879
Accounts payable	70,139	48,485
Accrued liabilities	81,707	(1,041)
Deferred rent		(4,172)
Deferred salaries	40,000	—

Net cash flows used in operating activities	(416,329)	(173,895)

Cash Flows from Investing Activities
Purchase property and equipment	(19,854)	(15,803)
Proceeds from sale of property and equipment	4,029	—
Capital expenditures on oil and gas properties	—	(675,426)

Cash flows used in investing activities	(15,825)	(691,229)

Cash Flows from Financing Activities
Proceeds from shareholder advances	134,000	—
Proceeds from issuance of common stock	302,000	780,024
Payments of shareholder advances	(8,000)	—
Payments on notes payable	(17,443)	(69,987)
Note payable for purchase of equipment	—	57,613

Cash flows provided by financing activities	410,557	767,650

Net change in cash and cash equivalents	(21,597)	(97,474)

Cash and cash equivalents
Beginning of period	24,688	122,162

End of period	$3,091	$24,688

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,660	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Truck transferred to former CEO	$—	$41,636
Initial recognition of discount on related party debt	—	—
Initial recognition of asset retirement obligations	26,201	19,418
Change in estimated cash flows from asset retirement obligation	75,096	66,081
Fair value of stock issued for oil properties and other equipment (TLSAU)	196,875	—
Fair value of stock issued for oil properties (SUDS)	719,903	—
Fair value of stock issued for note receivable (TLSAU)	316,800	—
Shares issued in payment of shareholder advance	130,000	—
Note payable for equipment	—	57,613

The accompanying notes are an integral part of these audited financial statements.

ROCKDALE RESOURCES CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2013	14,178,041	$14,178	$5,429,488	$(2,560,694)	$2,882,972
Repurchase and cancellation of common shares	(1,000,000)	(1,000)	1,000	—	—
Shares issued for cash	2,600,111	2,600	777,424	—	780,024
Stock-based compensation – employees	2,425,000	2,425	697,878	—	700,303
Stock-based compensation – consultants	950,000	950	411,050		412,000
Stock based compensation - directors	200,000	200	34,800	—	35,000
Net Loss	—	—	—	(1,674,533)	(1,674,533)
Balance at December 31, 2014	19,353,152	$19,353	$7,351,640	$(4,235,227)	$3,135,766

Shares issued for services	1,100,000	1,100	52,178	—	53,278
Stock based compensation - directors	—	—	132,117	—	132,117
Repurchase and cancellation of common shares	(400,000)	(400)	400	—	—
Shares issued related to acquisitions	10,586,806	10,587	709,316	—	719,903
Shares issued for note receivable	6,000,000	6,000	310,800	—	316,800
Shares issued for note extension	500,000	500	37,000	—	37,500
Shares issued for cash	4,100,000	4,100	297,900	—	302,000
Shares issued for conversion of shareholder advances	1,600,000	1,600	238,278	—	239,878
Net Loss	—	—	—	(1,856,614)	(1,856,614)
Balance at December 31, 2015	42,839,958	$42,840	$9,129,629	$(6,091,841)	$3,080,628

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

 F-14

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

 F-15

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

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Property acquisitions	$769,916	$—
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	675,426
Total Costs Incurred	$769,916	$675,426

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

	December 31, 2015	December 31, 2014
Capitalized costs
Unevaluated properties	$—	$—
Evaluated properties	4,586,992	3,715,779
	4,586,992	3,715,779
Less: Accumulated DD&A	(996,863)	(251,185)
Net capitalized costs	$3,590,129	$3,464,594

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of July 2016.

ROCKDALE RESOURCES CORPORATION

By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer
(Principal Executive and Financial/Accounting Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan	Chief Executive Officer
Zel C. Khan	Principal Executive, Financial/Accounting Officer and Director	July 25, 2016

/s/ Leo Womack
Leo Womack	Chairman	July 25, 2016

/s/ Lee Lytton
Lee Lytton	Director	July 25, 2016

/s/ Joel Oppenheim
Joel Oppenheim	Director	July 25, 2016

/s/ Quinten Beasley
Quinten Beasley	Director	July 25, 2016