Form 10-Q
period 2016-03-31
Rockdale Resources Corp
filed 2016-07-28
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,094,422 shares of common stock as of July 28, 2016.

PART I

Item 1.   Financial Statements

ROCKDALE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$66,852	$3,091
Accounts receivable	67,682	48,633
Inventory	116,561	—
Other current assets	28,780	31,049
Total current assets	279,875	82,773

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	4,564,286	4,733,853
Furniture, equipment & software	109,791	108,234
Less accumulated depreciation	(1,063,176)	(1,045,644)
Net property and equipment	3,610,901	3,796,443

Other Assets
Intangible assets	49,886
Note receivable	316,800	316,800

Total Assets	$4,257,462	$4,196,016

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$244,987	$169,564
Accrued liabilities	117,166	130,582
Convertible debt – related party, net of discount of 112,396 and 171,573	437,604	378,427
Current maturities of installment notes payable	18,877	21,144
Note Payable to Affiliates	197,875	192,875
Deferred rent	2,816	2,816
Total current liabilities	1,019,325	895,408

Asset retirement obligations	219,756	213,328
Installment note payable	7,309	6,652
Total Liabilities	1,246,390	1,115,388

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized; No shares issued & outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 44,539,958 and 42,839,958 shares issued and outstanding	44,540	42,840
Additional paid in capital	9,360,315	9,129,629
Accumulated deficit	(6,393,783)	(6,091.841)
Total Stockholders’ Equity	3,011,072	3,080,628

Total Liabilities and Stockholders’ Equity	$4,257,462	$4,196,016

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue
Oil and gas sales	$22,999	$60,526
Equipment sales – related party	180,000	—
Total Revenue	202,999	60,526

Operating expenses
Lease operating expense	44,901	56,871
Cost of equipment sold	30,300	—
Production tax	1,093	2,796
General and administrative expenses	338,482	140,156
Depreciation, depletion and amortization	17,532	32,194
Asset retirement obligation accretion	6,428	—
Total operating expenses	438,736	232,017

Loss from operations	(235,737)	(171,491)

Other income (expense)
Interest (expense)	(73,076)	(45,273)
Consulting Income	19,502	3,484
Loss on conveyance of PORRI warrants	(12,631)	—

Net loss	$(301,942)	$(213,280)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	43,521,276	18,070,038

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows from Operating Activities
Net loss	$(301,942)	$(213,280)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	17,532	32,194
Accretion of debt discount	59,177	28,365
ARO accretion	6,428	—
Loss on conveyance of PORRI warrants	12,631
Stock-based compensation expense - employees	127,755	33,778
Changes in operating assets and liabilities
Accounts receivable	(19,049)	5,863
Inventory	30,300	—
Other assets	2,268	3,824
Accounts payable	117,423	19,044
Accrued liabilities	(13,416)	12,250
Net cash flows from operating activities	39,107	(77,962)

Cash Flows from Investing Activities
Capital expenditures on oil and gas properties	114	—
Capital expenditures on oil and gas properties	(2,850)	—
Conveyance of oil and gas properties	24,000
Cash flows from investing activities	21,264	—

Cash Flows from Financing Activities
Proceeds from affiliate advances	65,000	60,000
Payments of affiliated advances	(60,000)	—
Payments on notes payable	(1,610)	(4,702)
Cash flows from financing activities	3,390	55,298

Net change in cash and cash equivalents	63,761	(22,664)

Cash and cash equivalents
Beginning of period	3,091	24,688

End of period	$66,852	$2,024

SUPPLEMENTAL DISCLOSURES
Interest Paid	$8,825	$16,455
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Transfer to Askarii inventory	$146,861	$—
Settlement of accrued accounts payable through share issuance	42,000
Purchase of Askarii	50,000

The accompanying notes are an integral part of these unaudited financial statements.

ROCKDALE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Rockdale Resources Corporation (“we”, “us”, “Rockdale” and the “Company”) an oil and gas exploration, development, and production company.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2015, as reported in Form 10-K, have been omitted.

The consolidated financial statements include the accounts of the Company and it’s wholly-owned subsidiary, Askarii Resources. Our subsidiary operates in the oil field services industry, providing equipment and services to various oil field related Companies. All significant intercompany transactions are eliminated in the consolidation process. Since the single subsidiary is wholly-owned, all non intercompany balances are included in the consolidated financial statement balances.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited consolidated financial statements follows.

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories - Inventories are stated at the lower of cost or market and are valued using the specific identification method. The Company performs a periodic review of the inventory and if it is determined that if any has become obsolete, an inventory reserve is recorded.

Intangible Assets - Our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit. Intangible assets acquired as part of a business combination are capitalized at their acquisition-date fair value.

Equipment sales - Revenues from the sale of oil and gas related equipment are recognized at the time of sale, when the significant risks and rewards of ownership have been transferred to the buyer and the recovery of the consideration is probable.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

ROCKDALE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

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

Common Stock –

On February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources, a private Texas based oil & gas service company. The Company acquired Askarii by issuing one million restricted common shares. Based on the current market value of the Rockdale stock at $0.05 per share, the aggregate value of the transaction is $50,000. There were minimal tangible assets purchased from Askarii. The final purchase price allocation is as follows: trademarks $10,000, internet/website $5,000, customer lists $10,000 and customer relationships $25,000.

On March 11, 2016, the Board of Directors granted (3) contract employees 700,000 shares of the Company’s restricted common stock for settlement of outstanding payables. The shares were issued at current market price of $0.06 per share on March 11, 2016, at a value of $42,000.

Summary information regarding common stock warrants issued and outstanding as of March 31, 2016, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2015	11,910,111	$0.33	$—	3.52
Granted	2,160,000	0.06	—	2.19
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at quarter ended March 31, 2016	14,070,111	$0.29	$—	3.32

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of March 31, 2016, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

ROCKDALE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

Office Lease – As of June 30, 2016, the Company has one annually renewable office lease in Houston at a cost of $1,650 per month.

NOTE 6. RELATED PARTY

Transactions with related parties and affiliates

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“ORRI”) offering on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty two (22) previously drilled wells at the field. Under the terms of the Rockdale offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 common unregistered shares of Company stock was granted with an exercise price of $0.10 on or before February 28, 2019. During the first quarter, $240,000 of the $300,000 offering had been received which resulted in the granting of warrants to purchase 120,000 shares of common stock. The following affiliated investors each purchased one (1) unit during the first quarter: Joel Oppenheim, Zel C Khan, Lee Lytton and Leo Womack. Included in that purchase each accredited investor received 10,000 warrants to purchase an additional 10,000 shares from the Company. The fair value of all these SUDS related warrants (affiliated and non affiliated) was $12,631 and was based on a $0.06 per share valuation, volatility of 235%, a discount rate of 1.09%, over a 3 year term. In addition, to properly account for Rockdale’s 10% working interest owner in the SUDS field, $24,000 of the $240,000 raise was offset against the full cost pool of Property & Equipment.

The pump jacks related to the ORRI offering were to be purchased from Askarii Resources at a market price of $10,000 per unit for a total of $220,000. Rockdale had previously purchased the surplus units as part of the Twin Lakes San Andres Unit (‘TLSAU”) acquisition before transferring them to Askarii at cost. In the first quarter, Askarii booked a profit of $149,700 on the sale of twenty (20) pump jacks to the other owners of the SUDs properties who are related parties.

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045 and was based on a $0.06 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the options was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

During the quarter ended March 31, 2016, shareholders advanced an additional $65,000 while also being paid back $60,000 during the quarter. This resulted in an increase of $5,000 in borrowings through shareholders. This increased the shareholder advance liability from $46,000 at year end 2015 to $51,000 at March 31, 2016 which is included under Note payable to affiliates.

On November 4, 2015 the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock. As of March 31, 2016 the balance was included under Note payable to affiliates. On May 2, 2016, this note was converted to Rockdale shares. The 500,000 shares were issued at a price of $0.75 cents per share at a value of $37,500.

In association with Mr. Zel C. Khan’s employment agreement dated September 23, 2015, the Company issued one warrant to purchase one share of the Company’s restricted stock at an exercise price of $0.20 per share for each dollar of Mr. Khan’s deferred gross salary for the first quarter of 2016. The Company granted 40,000 warrants for the first quarter of 2016. The warrants have a term of 36 months from the date of grant, which will be at quarter end. . The fair value of these warrants was $4,210 and was based on a $0.07 price per share valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. At June 30, 2016, an additional 40,000 warrants to purchase shares of common stock, with substantially similar terms, were granted related to the gross salary deferral for the second quarter of 2016

ROCKDALE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

NOTE 7. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenues
Oil & Gas	$22,999	$60,526
Oil field services	180,000	—
	—	—
Net Income (Loss)
Oil & Gas	(451,642)	(213,280)
Oil field services	149,700	—

Assets
Oil & Gas	4,140,901	4,196,016
Oil field services	116,561	—

Accounts Receivable
Oil & Gas	67,682	48,633
Oil field services	$—	$—

All segment expenses were incurred by the Oil & Gas segment except the cost of equipment sold of $30,300 which was incurred in the three months ended Mar 31, 2016 period.

NOTE 8. SUBSEQUENT EVENTS

As a result of the 2015 Annual Meeting of our Stockholders, held on April14, 2016, Quinten Beasley was elected as a new director on the Board of Directors. At the same meeting, the shareholders approved moving the Company’s domicile from Colorado to Texas and changing the Company’s name to “Petrolia Energy Corporation”. Additionally the shareholders voted to increase the total number of authorized shares of common stock to 150,000,000 shares and they ratified the 2015 Stock Incentive Plan.

On May 2, 2016, the Company paid off its outstanding Promissory Note to Blue Sky NM (“BSNM”) for $146,875. This Note was created when the 15% working interest in the Twin Lakes field was purchased earlier in the year. The payoff was made by issuing 1,468,750 shares of Company stock. Based on the market value of the stock on May 2, 2016 of $0.10, the value of the transaction was $146,875 and resulted in no gain or loss. In addition, a cash payment of $4,869 was made to pay off the remaining outstanding interest.

On May 31, 2016, the Company issued 8 units or 800,000 shares to a private investor as part of the September 1, 2015 private offering. The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018. This represented the final sale under this offering.

ROCKDALE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

On June 30, 2016, the maturity date of the $350,000 and $200,000 Convertible Secured Promissory Notes between the Company and Rick Wilber (“Holder”) was extended to December 31, 2016. If at any time prior to December 31, 2016, the Company pays the

Holder the principal amount of $500,000 on the Notes (together with all accrued interest), the Company will receive a $50,000 discount on the total principal amount of $550,000. If the Notes are fully paid by the Company, the Company will issue new warrants for the purchase of 500,000 shares of stock at an exercise price of $0.15 cents per share and will expire five (5) years from the grant date (and the old warrants will be extinguished). If payment is not made before December 31, 2016, no discount is allowed.

During July 2016, certain shareholders provided advances of $100,000 in order to temporarily fund the Company’s working capital needs. To compensate the shareholders, the Company granted one (1) warrant for each dollar advanced, as well as paying interest of 10% on all balances outstanding. The exercise price of each warrant is $0.09 per share and they expire three (3) years from their grant date. A total of 100,000 warrants were granted.

Under the 2015 employment agreement with Zel C Khan serving as CEO, Mr. Khan agrees to defer receiving his salary until such time as the Company is cash flow positive. Mr. Khan’s total accrued salary at March 31, 2016 was $80,000. The Company agreed to issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 cents per share for each dollar of Mr. Khan’s deferred gross salary. On June 30, 2016, 40,000 additional warrants were issued related to the gross salary deferral for the second quarter.

As a result of the 2015 Annual Meeting of our Stockholders held on April 14, 2016, the shareholders approved, among other things, a Plan of Conversion, pursuant to which our corporate jurisdiction was to be changed from the State of Colorado to the State of Texas by means of a process called a “Conversion” and our name was to be changed to “Petrolia Energy Corporation”. In connection therewith, on June 15, 2016 the Company filed a Certificate of Conversion with the Texas Secretary of State, affecting the Conversion and the name change, and including a Certificate of Formation as a converted Texas Corporation. Notwithstanding Texas’s filing of the Conversion and Certificate of Formation, a Statement of Conversion has not yet been filed with the State of Colorado, and as such, and because FINRA and Depository Trust Company (DTC) have advised us that they will not recognize the Conversion or name change, or update such related information in the marketplace, until we become current in our periodic filings with the Securities and Exchange Commission and they have a chance to review and approve such transactions, we are taking the position that the Conversion and name change are not legally effective. We plan to file the Statement of Conversion with the State of Colorado shortly after this filing and work to have FINRA and DTC reflect such transactions with the OTC Markets shortly thereafter.

On February 10, 2016, a shareholder provided an advance of $20,000 in order to temporarily fund the Company’s working capital needs. On April 1, 2016, in order to compensate the shareholder, the Company granted 285,714 shares in order to pay off the debt in full. The valuation of the grant was $20,000, based on 285,714 shares valued at $0.07 per share on April 1, 2016.

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

Please see the “Glossary of Oil and Gas Terms” on page 11 of our most recent Form 10-K, for a list of abbreviations and definitions used throughout this report.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 4, 2012 we amended our articles of incorporation and changed our name to Rockdale Resources Corporation. (1)

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets. Focused on acquisitions in the southwest United States while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions. We believe our mix of assets-oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

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

(1)	As a result of the 2015 Annual Meeting of our Stockholders held on April 14, 2016, the shareholders approved, among other things, a Plan of Conversion, pursuant to which our corporate jurisdiction was to be changed from the State of Colorado to the State of Texas by means of a process called a “Conversion” and our name was to be changed to “Petrolia Energy Corporation”. In connection therewith, on June 15, 2016 the Company filed a Certificate of Conversion with the Texas Secretary of State, affecting the Conversion and the name change, and including a Certificate of Formation as a converted Texas Corporation. Notwithstanding Texas’s filing of the Conversion and Certificate of Formation, a Statement of Conversion has not yet been filed with the State of Colorado, and as such, and because FINRA and Depository Trust Company (DTC) have advised us that they will not recognize the Conversion or name change, or update such related information in the marketplace, until we become current in our periodic filings with the Securities and Exchange Commission and they have a chance to review and approve such transactions, we are taking the position that the Conversion and name change are not legally effective. We plan to file the Statement of Conversion with the State of Colorado shortly after this filing and work to have FINRA and DTC reflect such transactions with the OTC Markets shortly thereafter.
12

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

In August 2013, we became an oil and gas operator and took over the operation of 100% of our wells.  As such, we terminated our relationship with RTO Operating, LLC for the day-to-day operations and monitoring of our wells. During 2014, the Company continued to operate its own lease. During the fourth quarter of 2014, the Company hired Jovian Petroleum Corporation (Jovian) to survey the operations and well performance at the Noack field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014, the Company signed an operating agreement with Jovian to assume full operational responsibility for the Noack field under a fixed fee agreement of $10,000 per month for full operating field services. On March 1, 2015, the Company hired Zel C. Khan, our current CEO and director, who is the largest stockholder of Jovian, as well as several former employees of Jovian Petroleum. This allowed for the fixed fee agreement with Jovian to end.

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

The Company acquired a 10% working interest in the SUDS field on September 23, 2015, in exchange for 10,586,805 shares of restricted common stock. Based on the then current market value of our common stock, $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. Concurrently with the purchase, Jovian agreed to assign to Rockdale all rights to be the operator of the SUDS unit under a standard operating agreement.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2015, reflects approximately 3.4 million barrels of proven oil reserves remaining for the 100% working interest.

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field (the “Net Working Interest”) and all operating equipment on the field. Through this transaction, the Company increased its reserve base by approximately 384,800 Bbls of (1P) proven reserves. The Company was assigned all rights to be the operator of the TLSAU field under a standard operating agreement. The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc (“BSNM”). The Company paid $50,000 in cash and gave a BSNM promissory note in the amount of $146,875. The $50,000 was paid by the CEO for the benefit of the Company and recorded as a shareholder advance. On November 5, 2015, the $50,000 advance was converted to 800,000 shares at $0.06 per share which included 800,000 warrants. In addition, a $1.3 million face value BSNM note was purchased for $316,800 (6,000,000 shares or 0.0528 per share). With the inclusion of the note, the price per barrel would be $1.33 dollars per barrel of oil (Bbl).

As of March 31, 2016, the Company has sixteen wells drilled and completed, of which thirteen wells are currently online and producing at a rate of approximately 30 bbls of oil and 64bbls of water per day.

Askarii Resources, LLC

Askarii has a significant history with major oil companies providing services both onshore and offshore as well with regulatory agencies in Texas, Oklahoma, and New Mexico. Through Askarii the Company will engage in the oil field service business as well as the leasing of field related heavy equipment.

Results of Operations/Liquidity and Capital Resources

Revenues

Our oil and gas revenue reported for the quarter ended March 31, 2016 was $22,999, a decrease of $37,527 from the prior year’s quarter revenue of $60,526. Our decreased revenue for the quarter ended March, 31, 2016 as compared with the prior year’s quarter is due to the decrease in oil prices and a number of Noack wells requiring paraffin wax treatment during the period. Our equipment sales for quarter ended March 31, 2016 was $180,000, an increase of the same since this was our first quarter to have equipment sales (see Note 6 above for additional details of the sale). This increase was due to Askarii’s sale of 20 pump jacks during the period.

Operating Expenses

Operating expenses increased to $438,736 for the quarter ended March 31, 2016 from $232,017 for the quarter ended March 31, 2015. Our major expenses for the quarter ended March 31, 2016 were professional services of $78,666, stock based compensation (directors) of $127,755, and salaries and wages of $77,320, all included in general and administrative expenses. In comparison, major operating expenses for the quarter ended March 31, 2015 were stock-based contract labor of $34,000, accounting expense of $22,890, legal and professional fees of $30,000 and salaries and wages of $20,000, all included in general and administrative expenses.

Our lease operating expenses decreased from $56,871 for the quarter ended March 31, 2015 to $44,901 for the quarter ended March 31, 2016, due to closer oversight and more efficient operating procedures. Our general and administrative expenses increase was primarily due to the recognition of board compensation in the first quarter (for the whole year). In addition, there were increased costs related to contractor compensation for accounting, investor, and financial analysis supporting services.

Other Income/Expenses

Other income/(expense) was ($66,205) for the quarter ended March 31, 2016 compared to other expense of ($41,789) for the quarter ended March 31, 2015. The increase was primarily due to an increase in interest expense for the respective period.

Net Loss

Net loss for the quarter ended March 31, 2016 was $301,942 compared to a net loss of $213,280 for the quarter ended March 31, 2015 due to the factors described above.

Liquidity and Capital Resources

Our sources and (uses) of funds for the three months ended March 31, 2016 were:

Cash provided (used) in operations	$39,107
Capital expenditures on oil and gas properties	21,264
Proceeds from shareholder and affiliate advances	65,000
Payment of affiliate advances	(60,000)
Payments on notes payable	(1,610)

Overview of Cash Flow Activities:

Net cash provided / (used by) operating activities was $39,108 and ($77,962) for the three months ended March 31, 2016 and 2015, respectively. The change was due primarily to an increase in working capital requirements, due to newly acquired fields with higher cumulative lease operating expenses. This was partially offset by a decrease in cash expended for general and administrative expenses as well as a delay in the accounts payable cycle (increased days outstanding).

Net cash provided by investing activities was $21,623 for the three months ended March 31, 2016 and 2015 respectively. The increase was due to a conveyance of oil and gas properties related to the SUDS ORRI.

Net cash provided by financing activities was $3,390 and $55,298 for the three months ended March 31, 2016 and 2015, respectively. The decrease from 2015 to 2016 was due to a year to year reduction in advances from affiliates.

As of March 31, 2016, we had total current assets of $279,875 and total assets in the amount of $4,257,462. Our total current liabilities as of March 31, 2016 were $1,019,325. We had negative working capital of $739,450 as of March 31, 2016. Our material asset balances are made up of oil & gas properties and related equipment. Our most significant liabilities include a related party notes, ARO and accruals for professional services. One related party note ($550,000) is with Rick Wilber (see Note 8 for further details). The other related party note is with BSNM and was created during the TLSAU purchase. Additionally, there is $51,000 of shareholder advances outstanding that are temporarily funding working capital shortfalls.

During the year ended March 31, 2014, the Company raised $780,000 through the sale of 2,600,111 shares to private investors as part of a private placement, detailed on Form 8-K filed on February 14, 2014. The shares were all purchased at a price of $0.30 per share and included warrants. The purchasers included David Baker and Leo Womack both of whom were Directors at the time.

During the year ended December 31, 2015, we raised $140,000 through a private placement offering with warrants authorized by the Board on March 23, 2015. We also raised $162,000 through a private placement offering with warrants, as reported on Form 8-K filed November 9, 2015.

From January 1, 2016 to the date of this filing we raised $48,000 through issuing 800,000 shares @ $0.06 per share, from the September 1, 2015 private offering. This represented the final sale under this offering.

On May 31, 2016, the Company issued 8 units or 800,000 shares to a private investor as part of the September 1, 2015 private offering. The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018. This represented the final sale under this offering.

The Company continues to operate at a negative cash flow of approximately $50,000 per month and our Auditors have raised a going concern issue in their latest audit report. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and Twin Lakes fields which together with the increased price of crude oil may allow the Company to become cash flow positive later this year. The total amount required by the Company to accomplish this objective is approximately $250,000, of which no assurance can be provided that these initiatives will actually occur.

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

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, for the year ended December 31, 2015, filed with the Securities and Exchange Commission on June 17, 2016 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.   Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2016, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

We are periodically named in legal actions arising from normal business activities. We evaluate the merits of these actions and, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we will establish the necessary reserves. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Commission on June 17, 2016, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2015, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Sale of Registered Securities

On February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources, a private Texas based oil & gas service company. The Company acquired Askarii by issuing one million restricted common shares. Based on the current market value of the Rockdale stock at $0.05 per share, the aggregate value of the transaction is $50,000. There were minimal tangible assets that were purchased from Askarii. The final purchase price allocation was as follows: trademarks $10,000, internet/website $5,000, customer lists $10,000 and customer relationships $25,000.

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“ORRI”) offering on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty two (22) previously drilled wells at the field. Under the terms of the Rockdale offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 common unregistered shares of Company stock was granted with an exercise price of $0.10 on or before February 28, 2019. During the first quarter, $240,000 of the $300,000 offering had been received which resulted in the granting of warrants to purchase 120,000 shares of common stock. The following affiliated investors each purchased one (1) unit during the first quarter: Joel Oppenheim, Zel C Khan, Lee Lytton and Leo Womack. Included in that purchase each accredited investor received 10,000 warrants to purchase an additional 10,000 shares from the Company. The fair value of all these SUDS related warrants (affiliated and non affiliated) was $12,631 and was based on a $0.06 per share valuation, volatility of 235%, a discount rate of 1.09% over a 3 year term. In addition, to properly account for Rockdale’s 15% working interest owner in the SUDS field, $24,000 of the $240,000 raise was offset against the full cost pool of Property & Equipment.

The pump jacks related to the ORRI offering were to be purchased from Askarii Resources at a market price of $10,000 per unit for a total of $220,000. Rockdale had previously purchased the surplus units as part of the Twin Lakes San Andres Unit (‘TLSAU”) acquisition before transferring them to Askarii at cost. In the first quarter, Askarii booked a profit of $169,700 on the sale of twenty (20) pump jacks

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045. The total amount of the options was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

During the quarter ended March 31, 2016, shareholders advanced an additional $65,000 while also being paid back $60,000 during the quarter. This resulted in an increase of $5,000 in borrowings through shareholders. This increased the shareholder advance liability from $46,000 at year end 2015 to $51,000 at March 31, 2016 which is included under Note payable to affiliates.

On March 11, 2016, the Board of Directors granted (3) contract employees 700,000 shares of the Company’s restricted common stock for settlement of outstanding payables. The shares were issued at current market price of $0.06 per share on March 11, 2016, at a value of $42,000.

In association with Mr. Zel C. Khan’s employment agreement dated September 23, 2015, the Company issued one warrant to purchase one share of the Company’s restricted stock at an exercise price of $0.20 per share for each dollar of Mr. Khan’s deferred gross salary for the first quarter of 2016. The Company granted 40,000 warrants for the first quarter of 2016. The warrants have a term of 36 months from the date of grant, which will be at quarter end. The fair value of these warrants was $4,210 and was based on a $0.07 price per share valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. At June 30, 2016, an additional 40,000 warrants to purchase shares of common stock, with substantially similar terms, were granted related to the gross salary deferral for the second quarter of 2016.

On May 2, 2016, the Company paid off its outstanding Promissory Note to Blue Sky NM (“BSNM”) for $146,875. This Note was created when the 15% working interest in the Twin Lakes field was purchased earlier in the year. The payoff was made by issuing 1,468,750 shares of Company stock. Based on the market value of the stock on May 2, 2016 of $0.10, the value of the transaction was $146,875 and resulted in no gain or loss. In addition, a cash payment of $4,869 was made to pay off the remaining outstanding interest.

On May 31, 2016, the Company issued 8 units or 800,000 shares to a private investor as part of the September 1, 2015 private offering. The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.12 cents per share at any time prior to August 5, 2018. This represented the final sale under this offering.

On June 30, 2016, the maturity date of the $350,000 and $200,000 Convertible Secured Promissory Notes between the Company and Rick Wilber (“Holder”) was extended to December 31, 2016. If at any time prior to December 31, 2016, the Company pays the Holder the principal amount of $500,000 on the Notes (together with all accrued interest), the Company will receive a $50,000 discount on the total principal amount of $550,000. If the Notes are fully paid by the Company, the Company will issue new warrants for the purchase of 500,000 shares of stock at an exercise price of $0.15 cents per share and will expire five (5) years from the grant date (and the old warrants will be extinguished). If payment is not made before December 31, 2016, no discount is allowed.

During July 2016, certain shareholders provided advances in order to temporarily fund the Company’s working capital needs. A total of $100,000 was funded. To compensate the shareholders, the Company granted one (1) warrant for each dollar advanced, as well as paying interest of 10% on all balances outstanding. The exercise price of each warrant is $0.09 per share and they expire three (3) years from their grant date. A total of 100,000 warrants were granted.

Under the 2015 employment agreement with Zel C Khan serving as CEO, Mr. Khan agrees to defer receiving his salary until such time as the Company is cash flow positive. Mr. Khan’s total accrued salary at March 31, 2016 was $80,000. The Company agreed to issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 cents per share for each dollar of Mr. Khan’s deferred gross salary. At June 30, 2016, 40,000 additional warrants were issued related to the gross salary deferral for the second quarter.

On February 10, 2016, a shareholder provided an advance of $20,000 in order to temporarily fund the Company’s working capital needs. On April 1, 2016, in order to compensate the shareholder, the Company granted 285,714 shares in order to pay off the debt in full. The valuation of the grant was $20,000, based on 285,714 shares valued at $0.07 per share on April 1, 2016.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales and issuances of the Convertible Notes described above. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient was an “accredited investor”.

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBITS INDEX

3.1	Texas Certificate of Conversion

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

*.	Filed herewith

**.	Furnished herewith

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKDALE RESOURCES CORPORATION

July 28, 2016	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

