Form 10-Q
period 2016-06-30
Rockdale Resources Corp
filed 2016-08-23
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,794,422 shares of common stock as of August 23, 2016.

PART I
Item 1.   Financial Statements
ROCKDALE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$21,508	$3,091
Accounts receivable	117,295	48,633
Inventory	113,531	-
Other current assets	26,512	31,049
Total current assets	278,846	82,773

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	4,558,286	4,733,853
Furniture, equipment & software	120,056	108,234
Less accumulated depreciation	(1,080,845)	(1,045,644)
Net property and equipment	3,597,497	3,796,443

Other Assets
Intangible assets	49,886
Note receivable	316,800	316,800

Total Assets	$4,243,029	$4,196,016

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$384,637	$169,564
Accrued liabilities	192,000	130,582
Convertible debt – related party, net of discount of 40,557 and 171,573	509,443	378,427
Current maturities of installment notes payable	26,186	21,144
Note Payable to Affiliates	63,000	192,875
Deferred rent	2,816	2,816
Total current liabilities	1,178,082	895,408
	-
Asset retirement obligations	226,361	213,328
Installment note payable	-	6,652
Total Liabilities	1,404,443	1,115,388

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares authorized; 47,094,442 and 42,839,958 shares issued and outstanding	47,094	42,840
Additional paid in capital	9,588,134	9,129,629
Accumulated deficit	(6,796,642)	(6,091,841)
Total Stockholders’ Equity	2,838,586	3,080,628

Total Liabilities and Stockholders’ Equity	$4,243,029	$4,196,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCKDALE RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Oil and gas sales
Oil and gas sales	$34,294	$67,633	$57,293	$128,159
Equipment sales	18,000	-	198,000	-
Total Revenue	52,294	67,633	255,293	128,159

Operating expenses
Lease operating expense	62,902	77,183	107,803	134,054
Cost of equipment sold	3,030	-	33,330
Production tax	1,679	3,121	2,772	5,917
General and administrative expenses	292,620	103,326	631,102	243,482
Depreciation, depletion and amortization	17,669	27,016	35,201	59,210
Impairment of Oil & Gas Properties	-	668,073	-	668,073
Asset retirement obligation accretion	6,605	-	13,033	-
Total operating expenses	384,505	878,719	823,241	1,110,736

Loss from operations	(332,211)	(811,086)	(567,948)	(982,577)

Other Income (expenses)
Interest (expense)	(84,400)	(42,757)	(157,476)	(88,030)
Other income	15,457	5,000	34,959	8,484
Loss on conveyance of PORRI warrants	(1,705)		(14,336)
Loss on conversion of debt	-	(69,107)	-	(69,107)

Net loss	$(402,859)	$(917,950)	$(704,801)	$(1,131,230)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.05)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	45,747,169	19,723,482	44,634,222	19,470,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCKDALE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows from Operating Activities
Net loss	$(704,801)	$(1,131,230)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	35,201	59,210
Accretion of debt discount	134,467	62,405
Impairment of Oil & Gas Properties	-	668,073
Loss on Conveyance of PORRI warrants	14,336	69,107
ARO accretion	13,033	-
Stock-based compensation expense - employees	138,097	33,778
Changes in operating assets and liabilities
Accounts receivable	(68,662)	(2,335)
Inventory	33,330	-
Other assets	4,537	7,647
Accounts payable	257,073	39,220
Accrued liabilities	61,418	1,147
Net cash flows from operating activities	(81,971)	(192,978)

Cash Flows from Investing Activities
Cash acquired from investment in Askarii	114	-
Proceeds from sale of property and equipment	30,000	4,525
Purchase of fixed asset	(13,116)	-
Cash flows from investing activities	16,998	4,525

Cash Flows from Financing Activities
Payments of shareholder advances	(81,000)	-
Proceeds from shareholder advances	118,000	60,000
Proceeds from issuance of common stock	48,000	140,000
Payments on notes payable	(1,610)	(7, 867)
Cash flows from financing activities	83,390	192,133

Net change in cash and cash equivalents	18,417	3,680

Cash and cash equivalents
Beginning of period	3,091	24,688

End of period	$21,508	$28,368

SUPPLEMENTAL DISCLOSURES
Interest Paid	16,453	8,716
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Purchase of Askarii	50,000	-
Payment of affiliated note payable through share issuance	146,875	-
Settlement of accrued accounts payable through share issuance	42,000	-
Transfer to Askarii inventory	146,861	-
Shares issued in payment of shareholder advance	20,000	-
Warrants issued with debt	3,451	-
Conversion of debt	-	60,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCKDALE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
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

The consolidated financial statements include the accounts of the Company and it’s wholly-owned subsidiary, Askarii Resources, LLC (“Askarii”). Our subsidiary operates in the oil field services industry, providing equipment and services to various oil field related Companies. All significant intercompany transactions are eliminated in the consolidation process. Since the single subsidiary is wholly-owned, all non intercompany balances are included in the consolidated financial statement balances.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2016
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

NOTE 4. NOTES PAYABLE – RELATED PARTY

On June 30, 2016, the maturity date of the $350,000 and $200,000 Convertible Secured Promissory Notes (the “Notes”) between the Company and Rick Wilber (“Holder”) were extended to December 31, 2016. If at any time prior to December 31, 2016, the Company pays the Holder $500,000 on the Notes (together with all accrued interest), the Company will receive a $50,000 discount on the total principal amount of $550,000 outstanding under the Notes. If the Notes are fully paid by the Company, the Company will issue new warrants for the purchase of 500,000 shares of stock at an exercise price of $0.15 per share that will expire five (5) years from the grant date (and the old warrants will be extinguished). If payment is not made before December 31, 2016, no discount is allowed.

During the six months ended June 30, 2016 and 2015 the company amortized $131,016 and $62,405, respectively, of debt discount to interest expense. At June 30, 2016 the remaining unamortized debt discount is $40,557.

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

As a result of the 2015 Annual Meeting of our Stockholders, held on April14, 2016, the shareholders voted to increase the total number of authorized shares of common stock to 150,000,000.

ROCKDALE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

On May 2, 2016, the Company paid off its outstanding Promissory Note to Blue Sky NM (“BSNM”) for $146,875.  This Note was created when the 15% working interest in the Twin Lakes field was purchased earlier in the year.  The payoff was made by issuing 1,468,750 shares of Company common stock.  Based on the market value of the stock on May 2, 2016 of $0.10, the value of the transaction was $146,875 and resulted in no gain or loss.  In addition, a cash payment of $4,869 was made to pay off the remaining outstanding interest.

During the six months ended June 30, 2016, the company expensed $17,000 of stock based compensation (for CEO) related to restricted stock awards. The remaining value to be expensed on these awards is $42,500 at June 30, 2016.

Summary information regarding common stock warrants granted and outstanding as of and for the six months ended June 30, 2016, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2015	11,910,111	$0.33	$-	3.52
Granted	3,080,000	0.08	-	2.25
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at quarter ended June 30, 2016	14,990,111	$0.28	$-	3.26

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of June 30, 2016, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of June 30, 2016, the Company has one annually renewable office lease in Houston at a cost of $1,650 per month.

NOTE 7. RELATED PARTY

Transactions with related parties and affiliates

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“ORRI”) offering on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty two (22) previously drilled wells at the field. Under the terms of the Rockdale offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 shares of Company’s common stock was granted with an exercise price of $0.10 per share, and an expiration date of February 28, 2019. At the end of the second quarter, the $300,000 offering had been received which resulted in the granting of warrants to purchase 150,000 shares of common stock. The following affiliated investors each purchased one (1) unit: Joel Oppenheim, Zel C Khan, Lee Lytton, Paul Deputy and Leo Womack. Included in that purchase each accredited investor received 10,000 warrants to purchase an additional 10,000 shares of common stock. The fair value of all these SUDS related warrants (affiliated and non affiliated) was $14,336 and was based on a $0.06 per share valuation, volatility of 235%, a discount rate of 1.09%, over a 3 year term. In addition, to properly account for Rockdale’s 10% working interest owner in the SUDS field, $30,000 of the $300,000 raise was offset against the full cost pool of Property & Equipment.

ROCKDALE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

The pump jacks related to the ORRI offering were to be purchased from Askarii Resources at a market price of $10,000 per unit for a total of $220,000. Equipment sales for the six months ended June 30, 2016 is 198,000 which is $22,000 less than the gross sales. The net revenue of $22,000 represents Rockdale’s working interest that is eliminated in the consolidation process.  Rockdale had previously purchased the surplus units as part of the Twin Lakes San Andres Unit (‘TLSAU”) acquisition before transferring them to Askarii at cost. For the six months ended, Askarii booked a profit of $164,670 on the sale of twenty two (22) pump jacks to the other owners of the SUDs properties who are related parties.
On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vest immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045 and was based on a $0.06 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the options was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

On May 31, 2016, the Company issued 8 units or 800,000 shares to the current CFO as part of the September 1, 2015 private offering.  The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 5, 2018.  This represented the final sale under this offering.

During the six months ended June 30, 2016, shareholders advanced an additional $118,000 while also being paid back $41,000 along with $20,000 being converted as described in Note 5. This resulted in an increase of $17,500 in borrowings through shareholders. This increased the shareholder advance liability from $46,000 at December 31, 2015 to $63,000 at June 30, 2016 which is included under Note payable to affiliates.  . In connection with these loans the company granted 50,000 warrants to purchase 50,000 shares of common stock at a price of $0.09. The fair value of these warrants was $3,451, based on a $0.09 price per share valuation, volatility of 284%, a discount rate of 0.87% and a 3 year term was amortized to interest expense as part of debt discount in the six months ended.
On November 4, 2015 the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock. On May 2, 2016, this note was converted into 500,000 shares of common stock at a price of $0.075 cents per share at a value of $37,500.
On June 24, 2016, the Company purchased a 2007 Toyota Tundra vehicle for $10,265 from Jovian Petroleum Corporation.  It is being used for field operations.  During July 2016, payments of $7,000 were made against the outstanding balance.  There was no promissory note created for the remaining outstanding balance of $3,264, and both parties agreed for the balance to be paid when funds become available.  The truck’s estimated useful life is 5 years.
In association with Mr. Zel C. Khan’s employment agreement dated September 23, 2015, the Company issued one warrant to purchase one share of the Company’s restricted stock at an exercise price of $0.20 per share for each dollar of Mr. Khan’s deferred gross salary for the six months ended 2016. Mr. Khan’s total accrued salary at June 30, 2016 was $80,000.  The Company granted warrants to purchase 80,000 shares of common shares for the six months ended 2016. The warrants have a term of 36 months from the June 30, 2016, the date of grant. The fair value of these warrants was $4,210, based on a $0.07 price per share valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term.

ROCKDALE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

NOTE 8. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues
Oil & Gas	$34,294	$67,633	$57,293	$128,159
Oil field services	18,000	-	198,000	-

Net Income (Loss)
Oil & Gas	(417,829)	(917,950)	(869,471)	(1,131,230)
Oil field services	14,970	-	164,670	-

	June 30, 2016	December 31, 2015
Assets
Oil & Gas	4,129,498	4,196,016
Oil field services	113,531	-

Accounts Receivable
Oil & Gas	117,295	48,633
Oil field services	$-	$-	$	$

All segment expenses were incurred by the Oil & Gas segment except the cost of equipment sold of $33,330 which was incurred in the six months ended June 30, 2016.

NOTE 9. SUBSEQUENT EVENTS

During July and August 2016, two directors and the CFO provided loans of $130,000 (Leo Womack $20,000, Joel Oppenheim $10,000 and Paul Deputy $100,000) in order to temporarily fund the Company’s working capital needs. The loans pay a 10% annual interest and mature in 90 days.  To compensate the directors and CFO, the Company granted one warrant to purchase one share of common stock to the shareholder for each dollar advanced, and agreed to pay interest of 10% on all balances outstanding. The exercise price of each warrant is $0.077 per share and they expire three (3) years from their grant date. A total of 130,000 warrants were granted.

ROCKDALE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

On July 8, 2016, the Company purchased a workover/service rig for $80,000.  A portion of the purchase was funded through $60,000 of loans (Lee Lytton $10,000, Leo Womack $10,000, Joel Oppenheim $10,000, Quinten Beasley $10,000, Paul Deputy $10,000 and one shareholder for $10,000) that accrue a 10% annual interest and mature in 90 days.  In addition, each of the six (6) noteholders were granted warrants to purchase 10,000 shares of our common stock with an exercise price of $0.09 and an expiration term of 3 years.  The remaining $20,000 was funded through the Company’s operating account.

On August 13, Joel Oppenheim was granted 37,500 warrants in exchange for providing a bank access to various personal assets in order to collateralize the Company’s letters of credit.  The exercise price of each warrant is $0.06 per share and they expire three (3) years from their grant date.

On August 17, 2016 Paul M. Deputy was appointed Chief Financial Officer (“CFO”) of the Company and entered into an employment agreement with the Company effective July 1, 2016 to serve as Chief Financial Officer for an initial term of twelve (12) months (automatically renewable thereafter for additional one year terms).  The agreement provides that the Company will pay Mr. Deputy $140,000 per year.  The Company granted Mr. Deputy options to purchase 550,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning July 1, 2016.
Mr. Deputy’s compensation for the first 90 days of the contract period will be deferred with the Board having the option to, (a) authorize payment at that time or (b) elect to defer payment until the closing of the financing in exchange for granting Mr. Deputy a warrant to purchase Rockdale  shares equal to the amount of salary deferred at a price equal to the closing price of the stock on the day of the Board meeting or (c) issue shares of common stock based on a strike price equal to the closing price of the company’s shares on the previous day.

On August 17, 2016 the Board of Directors granted two employees 200,000 shares of the Company’s restricted common stock from the 2015 Stock Incentive Plan.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $15,400.
On August 17, 2016 the Board of Directors granted the CFO  500,000 shares of the Company’s restricted common stock for settlement of outstanding payables.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $38,500.  The remaining payable after the granting of shares was $26,500.

On August 17, 2016 the Board of Directors granted Joel Oppenheim options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning August 17, 2016 at a value of $23,100.

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

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field (the “Net Working Interest”) and all operating equipment on the field. Through this transaction, the Company increased its reserve base by approximately 384,800 Bbls of (1P) proven reserves. The Company was assigned all rights to be the operator of the TLSAU field under a standard operating agreement. The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc (“BSNM”). The Company paid $50,000 in cash and gave BSNM a promissory note in the amount of $146,875. The $50,000 was paid by the CEO for the benefit of the Company and recorded as a shareholder advance. On November 5, 2015, the $50,000 advance was converted to 800,000 shares at $0.06 per share which included 800,000 warrants. In addition, a $1.3 million face value BSNM note was purchased for $316,800 (6,000,000 shares or 0.0528 per share). With the inclusion of the note, the price per barrel would be $1.33 dollars per barrel of oil (Bbl).

As of June 30, 2016, the Company has sixteen wells drilled and completed, of which thirteen wells are currently online and producing at a rate of approximately 30 bbls of oil and 64bbls of water per day.

Askarii Resources, LLC

Askarii Resources, LLC (“Askarii), the Company’s wholly-owned subsidiary, has a significant history with major oil companies providing services both onshore and offshore as well with regulatory agencies in Texas, Oklahoma, and New Mexico. Through Askarii the Company will engage in the oil field service business as well as the leasing of field related heavy equipment.

Results of Operations/Liquidity and Capital Resources

Revenues & Costs – Three months ended June 30, 2016 & 2015

Revenues

Our oil and gas revenue reported for the quarter ended June 30, 2016 was $34,294, a decrease of $33,339 from the prior year’s quarter revenue of $67,633. Our decreased revenue for the quarter ended June 30, 2016 as compared with the prior year’s quarter is due to the decrease in oil prices and a number of Noack wells requiring paraffin wax treatment during the period. Our equipment sales for the quarter ended June 30, 2016 were $18,000, an increase of the same amount from the prior year’s quarter revenue of $0.0.  This was because 2016 was the first year for the Company to have equipment sales (see Note 7 to the financial statements included herein for additional details of the sale). This increase was due to Askarii’s sale of 2 pump jacks during this period.

Operating Expenses

Operating expenses decreased to $384,504 for the quarter ended June 30, 2016 from $878,719 for the quarter ended June 30, 2015. Our major expenses for the quarter ended June 30, 2016 were professional services of $117,432, stock based compensation (directors) of $34,342, and salaries and wages of $77,209, all included in general and administrative expenses. In comparison, major operating expenses for the quarter ended June 30, 2015 were impairment of oil & gas properties of $668,073, lease operating expense of $77,000, accounting expense of $30,000, legal and professional fees of $41,000 and management fees of $60,000, all included in general and administrative expenses.

Our lease operating expenses decreased from $77,183 for the quarter ended June 30, 2015 to $62,902 for the quarter ended June 30, 2016, due to closer oversight and more efficient operating procedures.

Other Income/Expenses

Other income/(expense) was ($70,648) for the quarter ended June 30, 2016 compared to other expense of ($106,864) for the quarter ended June 30, 2015. The relative decrease was primarily due to higher loss on conversion of debt in 2015 compared to 2016,  In addition, the full year expensing of Directors warrants in fourth quarter of 2015.  In 2016, the expensing of Director’s warrants was in the first quarter of 2016.

Net Loss

Net loss for the quarter ended June 30, 2016 was $402,859 compared to a net loss of $917,950 for the quarter ended June 30, 2015 due to the factors described above.

Revenues & Costs – Six months ended June 30, 2016 & 2015

Revenues

Our oil and gas revenue reported for the six months ended June 30, 2016 was $57,293, a decrease of $70,866 from the prior year’s six month’s ended June 30, 2015, revenue of $128,159. Our decreased revenue for the six months ended June, 30, 2016 as compared with the prior period is due to the decrease in oil prices and a number of Noack wells requiring paraffin wax treatment during the period. Our equipment sales for the six months ended June 30, 2016 were $198,000, an increase of the same amount from the prior six month’s revenue of $0.0.  This is because 2016 was the first year for the Company to have equipment sales (see Note 7 to the financial statements included herein for additional details of the sale). This increase was due to Askarii’s sale of 22 pump jacks during the period.

Operating Expenses

Operating expenses increased to $823,241 for the six months ended June 30, 2016 from $1,110,736 for the six months ended June 30, 2015. Our major expenses for the six months ended June 30, 2016 were professional services of $196,097, stock based compensation (directors) of $134,467, and salaries and wages of $158,523, all included in general and administrative expenses. In comparison, major operating expenses for the six months ended June 30, 2015 were impairment of oil & gas properties $668,073, lease operating expense of $134,034, wages and stock compensation of $33,778, legal and professional fees of $56,275 and management fees of $60,000, all included in general and administrative expenses.
Our lease operating expenses decreased from $134,054 for the six months ended June 30, 2015 to $107,803 for the six months ended June 30, 2016, due to closer oversight and more efficient operating procedures.

Other Income/Expenses

Other income/(expense) was ($136,853) for the six months ended June 30, 2016 compared to other expense of ($157,137) for the six months ended June 30, 2015. The decrease was primarily due to a decrease in loss on conversion of debt from prior year and increased consulting/administrative income in the current year.

Net Loss

Net loss for the six months ended June 30, 2016 was $742,283 compared to a net loss of $1,131,230 for the six months ended June 30, 2015 due to the factors described above.

Liquidity and Capital Resources

Our sources and (uses) of funds for the Six months ended June 30, 2016 were:

Cash provided (used) in operations	$(81,971)
Cash received from sale of oil and gas properties	30,114
Capital expenditures on fixed assets	13,116

Proceeds from shareholder and affiliate advances	118,000
Payment of affiliate advances	(81,000)
Proceeds from issuance of common stock	48,000
Payments on notes payable	(1,610)

Overview of Cash Flow Activities:

Net cash provided / (used by) operating activities was $(81,972) and ($192,978) for the six months ended June 30, 2016 and 2015, respectively. The change was due primarily to a increased working capital requirements, due to newly acquired fields with higher cumulative lease operating expenses. This was partially offset by a decrease in cash expended for general and administrative expenses as well as a delay in the accounts payable cycle (increased days outstanding).

Net cash provided by investing activities was $16,998 and $4,525 for the six months ended June 30, 2016 and 2015 respectively. The increase was due to the sale of oil and gas conveyances related to the SUDS ORRI.

Net cash provided by financing activities was $83,390 and $192,133 for the six months ended June 30, 2016 and 2015, respectively. The decrease from 2015 to 2016 was due to fewer proceeds provided though shareholder advances and greater payments back to on previously outstanding shareholders advances.

As of June 30, 2016, we had total current assets of $278,846 and total assets in the amount of $4,243,029. Our total current liabilities as of June 30, 2016 were $1,178,082. We had negative working capital of $899,236 as of June 30, 2016. Our material asset balances are made up of oil & gas properties and related equipment. Our most significant liabilities include a related party notes, asset retirement obligation (ARO) and accruals for professional services. One related party note ($550,000) is with Rick Wilber (see Note 4 of the financial statements included herein for further details). Additionally, there is $63,000 of shareholder advances outstanding that are temporarily funding working capital shortfalls.
During the year ended June 30, 2014, the Company raised $780,000 through the sale of 2,600,111 shares to investors as part of a private placement, detailed on Form 8-K filed on February 14, 2014. The shares were all purchased at a price of $0.30 per share and included warrants. The purchasers included David Baker and Leo Womack both of whom were Directors at the time.
During the year ended December 31, 2015, we raised $140,000 through a private placement offering with warrants authorized by the Board on March 23, 2015. We also raised $162,000 through a private placement offering with warrants, as reported on Form 8-K filed November 9, 2015.

From January 1, 2016 to the date of this filing we raised $48,000 through the sale of 8 units, each with a price of $6,000 per unit, each consisting of 100,000 shares of stock and warrants to purchase 100,000 shares of common stock.  This represented the final sale under this offering.

The Company continues to operate at a negative cash flow of approximately $50,000 per month and our Auditors have raised a going concern issue in their latest audit report. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and Twin Lakes fields which together with an increase in the price of crude oil may allow the Company to become cash flow positive, funding permitting, which may not be available on favorable terms, if at all. The total amount required by the Company to accomplish this objective is approximately $250,000, however, in the event we are unable to raise additional funding, these initiatives may not actually occur.

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

Item 4.   Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2016, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2015 the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock. As of June 30, 2016 the balance was included under Note payable to affiliates. On May 2, 2016, this note was converted into 500,000 shares of common stock at a price of $0.075 cents per share at a value of $37,500.

On May 31, 2016, the Company issued 8 units or 800,000 shares to the current CFO as part of the September 1, 2015 private offering.  The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 5, 2018.  This represented the final sale under this offering.

Under the 2015 employment agreement with Zel C Khan serving as CEO, Mr. Khan agrees to defer receiving his salary until such time as the Company is cash flow positive. Mr. Khan’s total accrued salary at June 30, 2016 was $80,000. The Company agreed to issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 per share for each dollar of Mr. Khan’s deferred gross salary. At June 30, 2016, 40,000 additional warrants were granted related to the gross salary deferral for the second quarter.

During the six months ended June 30, 2016, the company expensed $17,000 of stock based compensation related to restricted stock awards. The remaining value to be expensed on these awards is $42,500 at June 30, 2016.

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

During July 2016, a shareholder provided an advance of $50,000 in order to temporarily fund the Company’s working capital needs. To compensate the shareholder, the Company granted one warrant to purchase one share of common stock to the shareholder for each dollar advanced, and agreed to pay interest of 10% on all balances outstanding. The exercise price of each warrant is $0.09 per share and they expire three (3) years from their grant date. A total of 50,000 warrants were granted and in the event they are exercised in full, an aggregate of 50,000 shares of common stock would be due to the shareholder.

On July 8, 2016, the Company purchased a workover/service rig for $80,000.  A portion of the purchase was funded through $60,000 of short term shareholder loans (six shareholders) that accrue 10% annual interest and mature in 90 days.  In addition, each of the six (6) noteholders were granted warrants to purchase 1,000 shares of our common stock with an exercise price of $0.09 and an expiration term of 3 years.  The remaining $20,000 was funded through the Company’s operating account.

On August 17, 2016 the Board of Directors granted two employees 200,000 shares of the Company’s restricted common stock from the 2015 Stock Incentive Plan.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $15,400.

On August 17, 2016 the Board of Directors granted the CFO 500,000 shares of the Company’s restricted common stock for the settlement of outstanding payables.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $38,500.  The remaining payable after granting the shares was $26,500.

On August 17, 2016, Paul M. Deputy was appointed as Chief Financial Officer of the Company and entered into an employment agreement with the Company effective July 1, 2016, to serve as Chief Financial Officer, for an initial term of twelve (12) months (automatically renewable thereafter for additional one year terms).  The agreement provides that the Company will pay Mr. Deputy $140,000 per year.  The Company granted Mr. Deputy options to purchase 550,000 shares of the Company’s restricted common stock which will be exercisable at an exercise price of $0.077 per share and have a term of three (3) years, beginning July 1, 2016. In the event the options are converted in full, Mr. Deputy would be due 250,000 shares of common stock.
On August 17, 2016 the Board of Directors granted Joel Oppenheim options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning August 17, 2016 at a value of $23,100.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder in connection with the sales, grants and issuances described above. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient was an “accredited investor”.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On August 17, 2016, Paul M. Deputy was appointed as Chief Financial Officer of the Company and entered into an employment agreement with the Company effective July 1, 2016, to serve as Chief Financial Officer, for an initial term of twelve (12) months (automatically renewable thereafter for additional one year terms).  The agreement provides that the Company will pay Mr. Deputy $140,000 per year.  The Company will also grant Mr. Deputy options to purchase 550,000 shares of the Company’s restricted common stock which will be exercisable at an exercise price of $0.077 per share and have a term of three (3) years, beginning July 1, 2016.

Paul Deputy (age 56) is currently a CPA in good standing in Texas and has been for over 24 years.  Mr. Deputy was most recently the CFO at Haverhill Chemical, LLC where he was responsible for corporate accounting and IT.  Before that, Mr. Deputy was the Director of Financial Reporting at Mariner Energy, Inc. (a publically traded E&P company) which included the oversight and preparations of financial statements and all related public filings (10K & 10Q).  Additionally, he served as their Director of Compliance and Internal Development and was responsible for ensuring controls procedures met or exceeded SOX standards. He previously worked as a financial expert at Highland Oil & Gas (a private E&P company) assisting them in their merger/acquisition projects.  His assistance focused on the building and maintenance of their data room, which included the review of well logs, reserves and other production related historical reports. At Texmark Chemicals, a company that processes DCPD (a petroleum product used to manufacture resins) he prepared IC-DISC tax returns.  Mr. Deputy was also the Manager of Internal Audit at Highmount Exploration and Production (a publically traded E&P company).  Mr. Deputy currently serves on the Board of Directors as the financial expert of M4 Network, an independent Christian church.  Mr. Deputy earned a Bachelor of Business Administration in Management from the University of Texas at Austin in 1987 and a Masters in Professional Accounting from the University of Texas at Austin in 1992.  Mr. Deputy’s initial accounting training was with Deloitte & Touche in their audit department.  Mr. Deputy is also a member of the AICPA.

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

ROCKDALE RESOURCES CORPORATION

August 23, 2016	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer)

 EXHIBITS INDEX

3.1
Texas Certificate of Conversion (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the Commission on July 28, 2016 (File Number 000-52690) and incorporated by reference herein.

10.1*	Employment Agreement dated August 17, 2016, with Paul M. Deputy as Chief Financial Officer

10.2*	Option Agreement with Paul M. Deputy dated August 17, 2016

10.3*	Rick Wilber Note Extension Agreement dated June 30, 2016

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (CEO).

32.2 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
*.	Filed herewith

**.	Furnished herewith