Form 10-Q
period 2016-09-30
Petrolia Energy Corp
filed 2016-11-16
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission File Number:    000-52690
PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
(Exact name of registrant as specified in its charter)
Texas	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N Post Oak, Suite 512 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 78,604,741 shares of common stock as of November 14, 2016

Item 1.   Financial Statements
PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
CONSOLIDATED BALANCE SHEET
(Unaudited)
Petrolia Energy	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$12,071	$3,091
Accounts receivable	170,689	48,633
Inventory	113,531	-
Other current assets	29,225	31,049
Total current assets	325,516	82,773

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	13,331,768	4,733,853
Furniture, equipment & software	200,416	108,234
Less accumulated depreciation	(1,096,608)	(1,045,644)
Net property and equipment	12,435,576	3,796,443

Other Assets
Intangible assets	49,886
Note receivable	316,800	316,800

Total Assets	$13,127,778	$4,196,016

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$317,927	$169,564
Accrued liabilities	351,357	130,582
Convertible debt – related party, net of discount of $0 and $171,573	550,000	378,427
Current maturities of installment notes payable	111,186	21,144
Note Payable to Affiliates	1,247,980	192,875
Deferred rent	2,816	2,816
Total current liabilities	2,581,266	895,408

Asset retirement obligations	284,856	213,328
Note Payable to Affiliates – Long Term	2,904,020	-
Note Payable – related party	-	6,652
Total Liabilities	5,770,142	1,115,388

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares authorized; 78,079,741 and 42,839,958 shares issued and outstanding	78,080	42,840
Additional paid in capital	14,672,748	9,129,629
Accumulated deficit	(7,393,192)	(6,091,841)
Total Stockholders’ Equity	7,357,636	3,080,628

Total Liabilities and Stockholders’ Equity	$13,127,778	$4,196,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Oil and gas sales
Oil and gas sales	$21,863	$34,689	$79,156	$162,848
Equipment sales	-	-	198,000	-
Total Revenue	21,863	34,689	277,156	162,848

Operating expenses
Lease operating expense	47,621	45,368	155,424	179,422
Cost of equipment sold	-	-	33,330	-
Production tax	1,074	1,447	3,846	7,364
General and administrative expenses	508,329	122,203	1,139,432	365,686
Depreciation, depletion and amortization	15,764	19,727	50,964	78,937
Impairment of Oil & Gas Properties	-	-	-	668,073
Asset retirement obligation accretion	8,199	8,733	21,232	8,733
Total operating expenses	580,987	197,478	1,404,228	1,308,215

Loss from operations	(559,124)	(162,789)	(1,127,072)	(1,145,367)

Other Income (expenses)
Interest (expense)	(53,811)	(49,851)	(211,288)	(137,881)
Other income	16,385	10,000	51,345	18,484
Loss on conveyance of PORRI warrants	-	-	(14,336)	-
Loss on conversion of debt	-	-	-	(69,107)

Net loss	$(596,550)	$(202,640)	$(1,301,351)	$(1,333,871)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding	48,079,201	22,134,757	44,445,850	20,368,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash Flows from Operating Activities
Net loss	$(1,301,351)	$(1,333,871)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	50,964	78,937
Accretion of debt discount	171,573	103,520
Impairment of Oil & Gas Properties	-	668,073
Loss on Conveyance of PORRI warrants	14,336	69,107
ARO accretion	21,232	8,733
Stock-based compensation expense – Board of Directors	195,264	-
Debt Issuance Costs	22,166	-
Stock-based compensation expense - employees	118,425	44,779
Changes in operating assets and liabilities
Accounts receivable	(122,056)	3,219
Inventory	33,330	-
Other assets	1,824	7,484
Accounts payable	258,470	60,504
Accrued liabilities	220,775	(755)
Net cash flows from operating activities	(315,048)	(290,270)

Cash Flows from Investing Activities
Cash acquired from investment in Askarii	114	-
Proceeds from sale of property and equipment	30,000	4,525
Purchase of fixed asset	(93,476)	(19,854)
Cash flows from investing activities	(63,362)	(15,329)

Cash Flows from Financing Activities
Payments of shareholder advances	(112,000)	(7,000)
Proceeds from shareholder advances	368,000	71,000
Proceeds from issuance of common stock	48,000	238,000
Proceeds from short term loans	85,000	-
Payments on notes payable	(1,610)	(12,638)
Cash flows from financing activities	387,390	289,362

Net change in cash and cash equivalents	8,980	(16,237)

Cash and cash equivalents
Beginning of period	3,091	24,688

End of period	$12,071	$8,451

The accompanying notes are an integral part of these unaudited financial statements.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)
SUPPLEMENTAL DISCLOSURES
Interest Paid	24,770	34,361
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Purchase of Askarii	50,000	-
Payment of affiliated note payable through share issuance	146,876	-
Settlement of accrued accounts payable through share issuance	110,106	-
Transfer to Askarii Inventory	146,861	-
Shares issued in payment of shareholder advance	150,000	-
Cancellation of shares	-	400
Conversion of debt to shares	-	60,000
Initial recognition of asset retirement obligation	50,296	958
Share issued for oil and gas property interest	4,723,186	719,902
Note payable for oil and gas property interest	4,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (“we”, “us”, “Petrolia” and the “Company”) an oil and gas exploration, development, and production company.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Askarii Resources, LLC (“Askarii”) and SUDS Properties LLC (acquired on September 28, 2016. Our subsidiary, Askarii, operates in the oil field services industry, providing equipment and services to various oil field related companies. All significant intercompany transactions are eliminated in the consolidation process. Since the single subsidiary is wholly-owned, all non intercompany balances are included in the consolidated financial statement balances.

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

Inventories - Inventories are stated at the lower of cost or market and are valued using the specific identification method. Inventories include pump jacks, vehicles and other oil field support equipment.  The Company performs a periodic review of the inventory and if it is determined that any has become obsolete, an inventory reserve is recorded.

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

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
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

During the nine months ended September 30, 2016 and 2015 the Company amortized $171,573 and $103,520, respectively, of debt discount to interest expense. At September 30, 2016 the remaining unamortized debt discount is $0.

Purchase and Sale Agreement

With an effective date of September 28 2016, the Company acquired an additional 50% net working interest (bringing the Company’s interest to 60%) in the Slick Unit Dutcher Sands field (“SUDS”) located in Creek County Oklahoma, based on a Purchase and Sale Agreement between the Company and Jovian Petroleum Corporation and its subsidiaries, Jovian Resources, LLC. and SUDS Properties, LLC (together known as “Jovian”).  The largest interest owner of Jovian is Zel C. Khan, our Chief Executive Officer, President and Director, and our Director Quinten Beasley who is the President of Jovian.

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS.  One note is a Promissory Note for $1,000,000 bearing interest at 5% per annum and is due on December 31, 2016.  If full payment is not made by December 31, 2016, we are entitled to extend the Note to March 31, 2017 by making a $10,000 payment in cash prior to maturity.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  Although the note is due on December 31, 2016, in the event the Company closes a financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to reduce the Note.  The second note is a Production Payment Note for $3,000,000 paid out of twenty percent (20%) of the 50% undivided interest of net revenues received in the purchase which  are attributable to the SUDS field assets.  We are required to make the production payments to seller no later than the end of each calendar month.  The Production Payment Note is secured by a 37.5% undivided working interest in the SUDS field. For additional details on the acquisition of property see Note 8.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock –

On February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources, a private Texas based oil & gas service company. The Company acquired Askarii by issuing one million restricted common shares. Based on the current market value of the Company’s stock at $0.05 per share, the aggregate value of the transaction is $50,000. There were minimal tangible assets purchased from Askarii. The final purchase price allocation is as follows: trademarks $10,000, internet/website $5,000, customer lists $10,000 and customer relationships $25,000.

On February 10, 2016, a shareholder provided an advance of $20,000 in order to temporarily fund the Company’s working capital needs.  On April 1, 2016, in order to compensate the shareholder, the Company issued 285,714 shares in consideration for forgiveness of the debt in full.  The valuation of the issuance was $20,000, based on 285,714 shares valued at $0.07 per share on April 1, 2016.

On March 11, 2016, the Board of Directors granted three (3) contract employees 700,000 shares of the Company’s restricted common stock for settlement of outstanding payables. The shares were issued at the current market price of $0.06 per share on March 11, 2016, at an aggregate value of $42,000.

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

During the nine  months ended September 30, 2016, the Company expensed $25,500 of stock based compensation (for its CEO) related to restricted stock awards. The remaining value to be expensed on these awards is $34,000 at September 30, 2016

On September 1, 2016, the Company issued 3.5 million shares of its restricted common stock to Whistler to acquire an additional 25% working interest ownership of TSLAU.  For additional details on the acquisition see Note 8.

Share Exchange Agreement

On September 28, 2016 the Company issued 24,308,985 shares of its restricted common stock to Jovian, a related party, to acquire 100% (an additional 40% working interest ownership) As a result of the exchange, SUD became a wholly-owned subsidiary of the Company.  The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of Petrolia’s shares on September 28, 2016 (the effective date of the transaction).  For additional details on the acquisition see Note 8.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

Warrants

Summary information regarding common stock warrants granted and outstanding as of and for the nine months ended September 30, 2016, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2015	11,910,111	$0.33	$-	3.52
Granted	4,927,916	0.08	-	2.36
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at quarter ended September 30, 2016	16,838,027	$0.26	$479,425	2.69

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of September 30, 2016, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of September 30, 2016, the Company has one annually renewable office lease in Houston at a cost of $1,650 per month.

NOTE 7. RELATED PARTY

Transactions with related parties and affiliates

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“ORRI”) offering on behalf of the SUDS field to raise $300,000. Under the terms of the Company offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time as they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 shares of Company’s common stock was granted with an exercise price of $0.10 per share, and an expiration date of February 28, 2019. At the end of the second quarter, the $300,000 offering had been received which resulted in the granting of warrants to purchase 150,000 shares of common stock. The following affiliated investors each purchased one (1) unit: Joel Oppenheim, Zel C Khan, Lee Lytton, Paul Deputy and Leo Womack. The fair value of all these SUDS related warrants was $14,336 based on a $0.06 per share valuation, volatility of 235%, a discount rate of 1.09%, over a 3 year term. In addition, to properly account for the Company’s 10% working interest owner in the SUDS field, $30,000 was offset against the full cost pool of Oil & Gas Properties.

The Company through its wholly-owned subsidiary Askarii sold pump jacks to the other owners of the SUDS properties (before the September acquisition), totaling $198,000 for the nine months ended September 30, 2016.  For the nine months ended, Askarii booked a profit of $164,670 on the sale of  pump jacks to the other owners of the SUDs properties.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

To compensate the independent Directors for their service during 2016, on March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vest immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045 and was based on a $0.06 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the options was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

Effective April 18, 2016, Quinten Beasley was compensated for his service during 2016 through a grant of 500,000 warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests immediately, and is exercisable for 36 months thereafter. The fair value of the warrants is $41,891 based on a $0.08 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the warrants was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

On May 31, 2016, in consideration for the cancellation of debt incurred as a result of a $48,000 advance, the Company issued 8 units or 800,000 shares to the current CFO as part of, and under the terms of, the September 1, 2015 private offering.  The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 5, 2018.  This represented the final sale under this offering.

During the nine months ended September 30, 2016, shareholders advanced an additional $378,000, while also receiving offsetting cash payments of $122,000 on outstanding advances and converting $150,000 of advances into shares of common stock, as described in Note 5. This resulted in a cumulative increase of $116,000 in borrowings through shareholders. This increased the shareholder advance liability from $46,000 at December 31, 2015 to $162,000 at September 30, 2016 which is included under Note payable to affiliates.  . In connection with these loans the Company granted 290,000 warrants to purchase 290,000 shares of common stock at an average exercise price of $0.09 per share. The fair value of these warrants was $19,536, based on an average $0.08 price per share valuation, volatility of 284%, a discount rate of 0.87% and a 3 year term.  The value of the warrants was recorded as debt issuance costs on the date of issuance.

On November 4, 2015 the Company executed a Promissory Note for $146,875 to BSNM, related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum.  The repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company common stock on December 31, 2015. On May 2, 2016, this note was converted into 500,000 shares of common stock at a price of $0.075 per share at a value of $37,500.

On June 24, 2016, the Company purchased a 2007 Toyota Tundra vehicle for $10,625 from Jovian Petroleum Corporation.  It is being used for field operations.  During July 2016, payments of $7,000 were made against the outstanding balance.  There was no promissory note created for the remaining outstanding balance of $3,264, and both parties agreed for the balance to be paid when funds become available.  The truck’s estimated useful life is 5 years.

In association with Mr. Zel C. Khan’s employment agreement dated September 23, 2015, the Company issued one warrant to purchase one share of the Company’s restricted stock at an exercise price of $0.20 per share for each dollar of Mr. Khan’s deferred gross salary for the nine months ended 2016. Mr. Khan’s total accrued salary at September 30, 2016 was $120,000.  The Company granted warrants to purchase 120,000 shares of common shares for the nine months ended 2016 (40,000 warrants per quarter). The warrants have a term of 36 months from their issuance date. The fair value of all three quarter’s warrants was $11,376, based on an average $0.10 price per share valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term.  The warrants were recognized as stock compensation expense.

During the nine months ended September 30, 2016, two directors were granted warrants to purchase 31,250 shares of common stock in exchange for providing collateral to a bank to collateralize the Company’s letters of credit.  The value of the warrants was $2,629 with an exercise price of each warrant is $0.06 per share and they expire three (3) years from their grant date.  The value of these warrants was recorded as debt issuance costs on the date of the grant.

On August 17, 2016 Paul M. Deputy was appointed Chief Financial Officer (“CFO”) of the Company and entered into an employment agreement with the Company effective July 1, 2016 to serve as Chief Financial Officer for an initial term of twelve (12) months (automatically renewable thereafter for additional one year terms).  The agreement provides that the Company will pay Mr. Deputy $140,000 per year.  The Company granted Mr. Deputy options to purchase 550,000 shares of the Company’s restricted common stock at a value of $26,096 with an exercise price of $0.077 per share with  a term of three (3) years beginning July 1, 2016, as a signing bonus.  These warrants were recognized as stock compensation expense.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

Mr. Deputy’s compensation for the first 90 days of the contract period will be deferred with the Board having the option to, (a) authorize payment at that time or (b) elect to defer payment until the closing of the financing in exchange for granting Mr. Deputy a warrant to purchase Petrolia shares equal to the amount of salary deferred at a price equal to the closing price of the stock on the day of the Board meeting or (c) issue shares of common stock based on a strike price equal to the closing price of the company’s shares on the previous day.

In association with Mr. Deputy’s employment agreement dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at an exercise price of $0.20 per share for each dollar of Mr. Deputy’s deferred gross salary for the nine months ended 2016. Mr. Deputy’s total accrued salary at September 30, 2016 was $11,667.  The Company granted warrants to purchase 11,666 shares of common shares for the nine months ended 2016. The warrants have a term of 36 months from their issuance date. The fair value of all three quarter’s warrants was $1,533, based on a $0.14 price per share valuation, volatility of 317%, a discount rate of 1.09% and a 3 year term.  The warrants were recognized as stock compensation expense.

On August 17, 2016 the Board of Directors issued two key employees (Carla Petty and Jason Bagby) 200,000 shares of the Company’s restricted common stock.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $15,400 and recorded as stock based compensation.

On August 17, 2016 the Board of Directors issued the CFO 500,000 shares of the Company’s restricted common stock for settlement of outstanding payables.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $38,500 and recorded as stock based compensation.

On August 17, 2016 the Board of Directors granted Joel Oppenheim options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning August 17, 2016 at a value of $23,100 as compensation for arranging and guaranteeing certain bank relationships for the Company.

On August 25, 2016, in consideration for the cancellation of $56,107 of accounts payable and $110,000 of debts incurred, the Company issued 2,076,000 shares at a valuation of $166,107 priced at $0.06 per share, to the CFO.

Effective September 30, 2016, the seven (7) Advisory Board members were compensated for their service from April 1, 2016 through September 30, 2016 (for two quarters) though the granting of 12,500 warrants each (87,500 total warrants per quarter), per quarter per Board member, to purchase 12,500 shares of the Company’s common stock at an average exercise price of $0.095 per share, which vests immediately, and is exercisable for 36 months thereafter. The fair value of the warrants is $13,191 based on an average $0.095 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the warrants was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

NOTE 8. ASSET ACQUISITIONS

SUDs Acquisition

On September 28, 2016, the Company acquired an additional 90% working interest ownership of SUDs through the issuance of a note payable for $4,000,000 as outlined above in note 4 and the issuance 24,308,985 shares of its restricted common stock, from a related party. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799/share market price of Petrolia’s shares on September 28, 2016. After the acquisition the company holds a total working interest ownership of 100%. The final purchase price allocation of the combined transactions is as follows: oil and gas properties acquired $8,765,438, asset retirement obligation assumed of $42,252

Twin Lakes Acquisition

On September 1, 2016, the Company acquired an additional 25% working interest ownership of TLSAU field located 45 miles from Roswell, Chavez County, New Mexico through the issuance of 3,500,000 shares of its restricted common stock with an unrelated party. The purchase price of the shares equates to a $350,000 value, based on the $0.10/share market price of Petrolia’s shares on September 1, 2016. After the purchase, the company holds a total working interest ownership of 40%. The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $358,044, asset retirement obligation assumed of $8,044.

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

The below table represent the proforma financial statement to show the effects of the combined entity for the periods presented above:

	Three Months ended September 30, 2016			Three Months ended September 30, 2015

	Petrolia Energy	SUDS Properties	Combined	Petrolia Energy	SUDS Properties	Combined
Oil and gas sales	21,863	18,803	40,666	34,689	11,763	46,452

Operating expenses
LOE	47,621	53,726	101,347	45,368	18,304	63,672
Production tax	1,074	1,355	2,429	1,447	847	2,294
G&A expenses	508,329		508,329	122,203	-	122,203
DD&A	15,764		15,764	19,727	-	19,727
ARO	8,199		8,199	8,733	-	8,733
Total operating expenses	580,987	55,081	636,068	197,478	19,151	216,629

Loss from operations	(559,124)	(36,278)	(595,402)	(162,789)	(7,388)	(170,177)

Loss on conversion of debt	-		-	-	-	-
Other Income	16,385		16,385	10,000	-	10,000
Interest (expense)	(53,811)		(53,811)	(49,851)	-	(49,851)

Net loss	(596,550)	(36,278)	(632,828)	(202,640)	(7,388)	(210,028)

	Nine Months ended September 30, 2016			Nine Months ended September 30, 2015

	Petrolia Energy	SUDS Properties	Combined	Petrolia Energy	SUDS Properties	Combined
Oil and gas sales	277,156	62,158	339,314	162,848	35,289	198,137

Operating expenses
Lease operating expense	155,424	300,290	455,714	179,422	54,911	234,333
Cost of equipment sold	33,330		33,330
Production tax	3,846	4,478	8,324	7,364	2,541	9,905
G&A expenses	1,139,432		1,139,432	365,686	-	365,686
DD&A	50,964		50,964	78,937	-	78,937
Impair O&G Properties	-		-	668,073	-	668,073
ARO	21,232		21,232	8,733	-	8,733
Total operating expenses	1,404,228	304,768	1,708,996	1,308,215	57,452	1,365,667

Loss from operations	(1,127,072)	(242,610)	(1,369,682)	(1,145,367)	(22,163)	(1,167,530)

Loss on conversion of debt	(14,336)	-	(14,336)	(69,107)	-	(69,107)
Other Income	51,345	-	51,345-	18,484	-	18,484
Interest (expense)	(211,288)	-	(211,288)	(137,881)	-	(137,881)

Net loss	(1,301,351)	(242,610)	(1,543,961)	(1,333,871)	(22,163)	(1,356,034)

PETROLIA ENERGY CORPORATION
(Formerly Rockdale Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

NOTE 9. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues
Oil & Gas	$21,863	$34,689	$79,156	$162,848
Oil field services	-	-	198,000	-

Net Income (Loss)
Oil & Gas	(37,425)	(202,640)	(1,458,595)	(1,333,870)
Oil field services	-	-	180,273	-

	September 30, 2016	December 31, 2015
Assets
Oil & Gas	12,908,826	4,196,016
Oil field services	109,476	-

Accounts Receivable
Oil & Gas	170,689	48,633
Oil field services	$-	$-

All segment expenses were incurred by the Oil & Gas segment except the cost of equipment sold of $33,330 which was incurred in the nine months ended September 30, 2016 by the Oil field service segment.

NOTE 10. SUBSEQUENT EVENTS

The Board authorized the Company to allowed all outstand warrant-holders to exercise their outstanding warrants at a 20% discount.  In October 2016, four (4) warrant holders exercised a total of 525,000 warrants by remitting payments of $50,000 at an average share price of $0.095 per shares.  Director Lee Lytton exercised 10,000 shares (included in the total above) by remitting a payment of $479 at a share price of $0.59 per share.

On November 11, 2016, the Board approved an issuance of a $2 million Preferred Stock offering.  The Company is currently negotiating with an institutional investment group to fund the offering.

On November 11, 2016, the Board approved the expenditure of $100,000 to drill two new wells at the SUDS leasehold.  These wells are to be step-out wells from existing wells that are currently producing.

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

Effective September 2, 2016, we formally changed our name to Petrolia Energy Corporation, pursuant to the filing of a Statement of Conversion with the Secretary of State of Colorado and a Certificate of Conversion with the Secretary of State of Texas, authorized by the Plan of Conversion which was approved by our stockholders at our April 14, 2016, annual meeting of stockholders, each of which are described in greater detail in the Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on March 23, 2016. In addition to the Certificate of Conversion filing, we filed a Certificate of Correction filing with the Secretary of State of Texas (correcting certain errors in our originally filed Certificate of Formation) on August 24, 2016.

As previously reported, although the stockholders approved the Plan of Conversion at the annual meeting, pursuant to which our corporate jurisdiction was to be changed from the State of Colorado to the State of Texas by means of a process called a “Conversion” and our name was to be changed to “Petrolia Energy Corporation”, those filings were not immediately made and the Conversion did not become legally effective until September 2, 2016. Specifically, on June 15, 2016, the Company filed a Certificate of Conversion with the Texas Secretary of State, affecting the Conversion and the name change, and including a Certificate of Formation as a converted Texas corporation; however, the Statement of Conversion was not filed with the State of Colorado until a later date. As a result, and because FINRA and the Depository Trust Company (DTC) had advised us that they would not recognize the Conversion or name change, or update such related information in the marketplace, until we became current in our periodic filings with the Securities and Exchange Commission and they had a chance to review and approve such transactions, we took the position that the Conversion and name change were not legally effective until September 2, 2016.

As a result of the filings described above, and FINRA and the Depository Trust Company (DTC) formally recognizing and reflecting the events described above in the marketplace, the Company has formally converted from a Colorado corporation to a Texas corporation, and has formally changed its name to “Petrolia Energy Corporation”.

While the Company’s name has officially changed, the Company’s trading symbol on the OTC Pink trading market will remain “BBLS”. Additionally, the CUSIP number relating to the Company’s common stock will change to 71668V 105.

Plan of Operations

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

The Company acquired a 10% working interest in the SUDS field on September 23, 2015, in exchange for 10,586,805 shares of restricted common stock. Based on the then current market value of our common stock, $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. Concurrently with the purchase, Jovian agreed to assign to the Company all rights to be the operator of the SUDS unit under a standard operating agreement.

With an effective date of September 28 2016, the Company acquired an additional 50% net working interest in SUDS, based on a Purchase and Sale Agreement between the Company and Jovian Petroleum Corporation and its subsidiaries, Jovian Resources, LLC. and SUDS Properties, LLC (together known as “Jovian”).

Purchase and Sale Agreement

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS.  One note is a Promissory Note for $1,000,000 bearing interest at 5% and due on December 31, 2016.  If full payment is not made by December 31, 2016, the buyer will be entitled to extend the Note to March 31, 2017 by making a $10,000 payment in cash prior to maturity.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  Although the note is due on December 31, 2016, in the event the Company closes and financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to pay on the Note.  The second note is a Production Payment Note for $3,000,000 paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that are attributable to the SUDS field assets.  The Purchaser shall make the production payments to seller no later than the end of each calendar month.  The Production Payment Note is secured by a 37.5% undivided working interest in the SUDS field.

With an effective date of September 28 2016, the Company acquired an additional 40% net working interest (bringing the Company’s interest to 50%) in the SUDS field and 100% of SUDS Properties LLC, based on two separate agreements, a Share Exchange Agreement and a Purchase and Sale Agreement, both between the Company and Jovian.

Share Exchange Agreement

The Company issued 24,308,985 shares of its restricted common stock to Jovian to acquire a 100% of the outstanding securities of SUDS Properties LLC, effective on September 28, 2016 pursuant to a Share Exchange Agreement. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of Petrolia’s shares on September 28, 2016 (the effective date of the transaction).

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

With an effective date of September 1, 2016, the Company acquired an additional 25% net working interest (40% total) in the TLSAU field located 45 miles from Roswell, Chavez County, New Mexico, pursuant to a Purchase and Sale Agreement between the Company and Whistler Ventures LLC (“Whistler”).  The Company issued 3.5 million shares of its restricted common stock to Whistler to acquire an additional 25% working interest ownership of TSLAU. The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of Petrolia’s shares on September 1, 2016 (the effective date of the transaction).

As of September 30, 2016, the Company has sixteen wells drilled and completed, of which thirteen wells are currently online and producing at a rate of approximately 30 bbls of oil and 64bbls of water per day.

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

Results of Operations/Liquidity and Capital Resources

Three months ended September 30, 2016 versus 2015

Revenues

Our oil and gas revenue reported for the quarter ended September 30, 2016 was $21,683, a decrease of $13,006 from the prior year’s quarter revenue of $34,689. Our decreased revenue for the quarter ended September 30, 2016 as compared with the prior year’s quarter is due to the decrease in oil prices and a number of SUDS wells requiring workover maintenance during the period.

Operating Expenses

Operating expenses increased to $580,987 for the quarter ended September 30, 2016 from $197,478 for the quarter ended September 30, 2015. Our major expenses for the quarter ended September 30, 2016 were professional services of $57,571, stock based compensation (directors) of $241,529, and salaries and wages of $113,348, all included in general and administrative expenses. In comparison, major operating expenses for the quarter ended September 30, 2015 were lease operating expense of $45,368, legal and professional fees of $57,205 and management fees of $60,000, all included in general and administrative expenses.

Our lease operating expenses increased from $45,368 for the quarter ended September 30, 2015 to $47,621 for the quarter ended September 30, 2016, due to workover related costs.

Total Other Income/Expenses

Total other income/(expense) was ($37,425) for the quarter ended September 30, 2016 compared to total other expense of ($39,851) for the quarter ended September 30, 2015. The relative decrease was primarily due to a relative increase in administrative and consulting income earned through the accounting staff.

Net Loss

Net loss for the quarter ended September 30, 2016 was $596,550 compared to a net loss of $202,640 for the quarter ended September 30, 2015 due to the factors described above.

Nine months ended September 30, 2016 versus 2015

Revenues

Our revenue (both oil and gas and equipment sales revenue) reported for the nine months ended September 30, 2016 was $277,156, an increase of $114,308 from the prior year’s nine months ended September 30, 2015, revenue of $162,848. Our decreased of $83,692 in oil and gas revenue for the nine months ended September, 30, 2016 as compared with the prior period is due to a decrease in oil prices, a number of Noack wells requiring paraffin wax treatment and SUDS workover maintenance during the period. Our equipment sales for the nine months ended September 30, 2016 were $198,000, an increase of the same amount from the prior nine month’s revenue of $0.  This is because 2016 was the first year for the Company to have equipment sales (see Note 7 to the financial statements included herein for additional details of the sale). This increase was due to Askarii’s sale of 22 pump jacks during the period.

Operating Expenses

Operating expenses increased to $1,404,228 for the nine months ended September 30, 2016 from $1,308,215 for the nine months ended September 30, 2015. Our major expenses for the nine months ended September 30, 2016 were professional services of $253,669, stock based compensation (directors) of $195,265, and salaries and wages of $263,895, all included in general and administrative expenses. In comparison, major operating expenses for the nine months ended September 30, 2015 were impairment of oil & gas properties $668,073, lease operating expense of $179,422, wages and stock compensation of $44,779, legal and professional fees of $136,901 and management fees of $90,000, all included in general and administrative expenses.

Our lease operating expenses decreased from $179,422 for the nine months ended September 30, 2015 to $155,324 for the nine months ended September 30, 2016, due to closer oversight and more efficient operating procedures.

Total Other Income/Expenses

Total other income/(expense) was ($174,278) for the nine months ended September 30, 2016 compared ($188,504) for the nine months ended September 30, 2015. The reduction in expense was primarily due to an increase interest expense (BSNM note) which was offset by a decrease in loss on conversion of debt from prior year.

Net Loss

Net loss for the nine months ended September 30, 2016 was $1,301,351 compared to a net loss of $1,333,871 for the nine months ended September 30, 2015 due to the factors described above.

Liquidity and Capital Resources

Our sources and (uses) of funds for the nine months ended September 30, 2016 were:

Cash provided (used) in operations	$(315,048)
Cash received from sale of property and equipment	30,114
Capital expenditures on fixed assets	(93,476)
Proceeds from shareholder and affiliate advances	368,000
Payment of affiliate advances	(112,000)
Proceeds from issuance of common stock	48,000
Proceeds from short term loans	85,000
Payments on notes payable	(1,610)

Overview of Cash Flow Activities:

Net cash (used by) operating activities was ($315,048) and ($290,270) for the nine months ended September 30, 2016 and 2015, respectively. The change was due primarily to the recognition of a $668,073 impairment in 2015 and a relative decrease in accounts receivable. This was partially offset by an increase in accrued liabilities.

Net cash (used by) investing activities was ($63,362) and ($15,329) for the nine months ended September 30, 2016 and 2015, respectively. The decrease was due to the purchase of a pulling rig.

Net cash provided by financing activities was $387,390 and $289,362 for the nine months ended September 30, 2016 and 2015, respectively. The increase from 2015 to 2016 was due to increased shareholder advances and short term loans.  These sources were offset by payments on previously outstanding shareholders advances.

As of September 30, 2016, we had total current assets of $325,516 and total assets in the amount of $13,127,778. Our total current liabilities as of September 30, 2016 were $2,573,956. We had negative working capital of $2,248,440 as of September 30, 2016. Our material asset balances are made up of oil & gas properties and related equipment. Our most significant liabilities include a related party notes, asset retirement obligation (ARO) and accruals for professional services. One related party note ($550,000) is with Rick Wilber (see Note 4 of the financial statements included herein for further details). Additionally, there is $63,000 of shareholder advances outstanding that are temporarily funding working capital shortfalls.

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

From January 1, 2016 to the date of this filing we raised an additional $48,000 cash through the sale of 8 units, each with a price of $6,000 per unit, each consisting of 100,000 shares of stock and warrants to purchase 100,000 shares of common stock.  This represented the final sale under this offering.

With an effective date of September 28 2016, the Company acquired an additional 50% net working interest in SUDS (bringing the Company’s interest to 60%) in the SUDS field from Jovian.  The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS.  One note is a Promissory Note for $1,000,000 bearing interest at 5% and due on December 31, 2016.  If full payment is not made by December 31, 2016, the buyer will be entitled to extend the Note to March 31, 2017 by making a $10,000 payment in cash prior to maturity.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  Although the note is due on December 31, 2016, in the event the Company closes and financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to pay on the Note.  The second note is a Production Payment Note for $3,000,000 paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that are attributable to the SUDS field assets.  The Purchaser shall make the production payments to seller no later than the end of each calendar month.  The Production Payment Note is secured by a 37.5% undivided working interest in the SUDS field.  The notes are included on the balance sheet under note payable to affiliates – current portion and long term.  The largest interest owner of Jovian is Zel C. Khan, our Chief Executive Officer, President and Director.  Mr. Quinten Beasley is the President of Jovian.

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

Item 4.   Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2016, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 4, 2015 the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock. As of September 30, 2016 the balance was included under Note payable to affiliates. On May 2, 2016, this note was converted into 500,000 shares of common stock at a price of $0.075 cents per share at a value of $37,500.

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

Under the 2015 employment agreement with Zel C Khan serving as CEO, Mr. Khan agreed to defer receiving his salary until such time as the Company is cash flow positive. Mr. Khan’s total accrued salary at September 30, 2016 was $120,000. The Company agreed to issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 per share for each dollar of Mr. Khan’s deferred gross salary. At September 30, 2016, 40,000 warrants were granted related to the gross salary deferral through September 30, 2016.

During the six months ended September 30, 2016, the company expensed $25,500 of stock based compensation (related to the CEO’s signing bonus) related to restricted stock awards. The remaining value to be expensed on these awards is $34,000 at September 30, 2016.

During July 2016, certain shareholders provided advances in order to temporarily fund the Company’s working capital needs. A total of $100,000 was funded. To compensate the shareholders, the Company granted one (1) warrant for each dollar advanced, as well as paying interest of 10% on all balances outstanding. The exercise price of each warrant is $0.09 per share and they expire three (3) years from their grant date. A total of 100,000 warrants were granted and in the event they are exercised in full, an aggregate of 100,000 shares of common stock would be due to the shareholder.  As of September 30, 2016, the balance of outstanding advances was $50,000.

During July 2016, a shareholder provided an advance of $50,000 in order to temporarily fund the Company’s working capital needs. To compensate the shareholder, the Company granted one warrant to purchase one share of common stock to the shareholder for each dollar advanced, and agreed to pay interest of 10% on all balances outstanding. The exercise price of each warrant is $0.09 per share and they expire three (3) years from their grant date. A total of 50,000 warrants were granted and in the event they are exercised in full, an aggregate of 50,000 shares of common stock would be due to the shareholder.  At September 30, 2016, the balance of the outstanding advance was $0.

On July 8, 2016, the Company purchased a workover/service rig for $80,000.  A portion of the purchase was funded through $60,000 of short term shareholder loans (six shareholders) that accrue 10% annual interest and mature in 90 days.  In addition, each of the six (6) noteholders were granted warrants to purchase 1,000 shares of our common stock with an exercise price of $0.09 and an expiration term of 3 years.  The remaining $20,000 was funded through the Company’s operating account.  As of September 30, 2016, the balance of the outstanding shareholder loans was $50,000.

On August 17, 2016 the Board of Directors issued two employees (Carla Petty and Jason Bagby) 200,000 shares of the Company’s restricted common stock in consideration for services rendered.  The shares were issued at the current market price of $0.077 per share on August 17, 2016 at a value of $15,400.

On August 17, 2016 the Board of Directors issued the CFO 500,000 shares of the Company’s restricted common stock for the settlement of outstanding payables.  The shares were issued at the current market price of $0.077 per share on August 17, 2016 at a value of $38,500.  The remaining payable after issuing the shares was $26,500.

On August 17, 2016, Paul M. Deputy was appointed as Chief Financial Officer of the Company and entered into an employment agreement with the Company effective July 1, 2016, to serve as Chief Financial Officer, for an initial term of twelve (12) months (automatically renewable thereafter for additional one year terms).  The agreement provides that the Company will pay Mr. Deputy $140,000 per year.  The Company granted Mr. Deputy options to purchase 550,000 shares of the Company’s restricted common stock which will be exercisable at an exercise price of $0.077 per share and have a term of three (3) years, beginning July 1, 2016.  If exercised in full, an aggregate of 550,000 shares of common stock would be due Mr. Deputy.

On August 17, 2016 the Board of Directors granted Joel Oppenheim, a director, options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and a term of three (3) years beginning August 17, 2016 at a value of $23,100 as compensation for arranging and guaranteeing certain bank relationships for the Company.  If exercised in full an aggregate of 300,000 shares of common stock would be due Mr. Oppenheim.

During the nine months ended September 30, 2016, shareholders advanced $358,000 to the Company (which includes certain advances above), while also receiving offsetting cash repayments of $92,000, and also converting $150,000 into shares of common stock, as described in Note 5 to the financial statements included herein. This resulted in a cumulative increase of $116,000 in borrowings from shareholders. This increased the shareholder advance liability from $46,000 at December 31, 2015 to $162,000 at September 30, 2016 which is included under Note payable to affiliates in the financial statements included herein. In connection with these loans, the Company granted warrants to purchase 230,000 shares of common stock at an exercise price of $0.09. The fair value of these warrants was $54,481, based on a $0.09 price per share valuation, volatility of 284%, a discount rate of 0.87% and a 3 year term.  If exercised in full an aggregate of 230,000 shares of common stock would be due to the holders.

The Board authorized the Company to allow warrant-holders to exercise their outstanding warrants at a 20% discount.  In October 2016, four (4) warrant holders exercised a total of 525,000 warrants by remitting payments of $50,000 at an average share price of $0.095 per share.  Director Lee Lytton exercised warrants to purchase 10,000 shares by paying the Company an aggregate of $479 at a share price of $0.59 per share.

With an effective date of September 28 2016, the Company acquired an additional 40% net working interest in SUDS, in connection with the Company’s entry into a Share Exchange Agreement, between the Company and Jovian Petroleum Corporation and its subsidiaries, Jovian Resources, LLC. and SUDS Properties, LLC (together known as “Jovian”).  The largest interest owner of Jovian is Zel C. Khan, our Chief Executive Officer, President and Director, and our Director, Quinten Beasley is the President of Jovian.  The Company issued 24,308,985 shares of its restricted common stock to Jovian to acquire the additional 40% working interest ownership of SUDS. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of the Company’s shares of common stock on September 28, 2016 (the effective date of the transaction).

With an  effective date of September 1, 2016, the Company acquired an additional 25% net working interest in the TLSAU field in connection with a Purchase and Sale Agreement between the Company and Whistler Ventures LLC (“Whistler”).  The Company issued 3.5 million shares of its restricted common stock to Whistler to acquire the additional 25% working interest ownership in the TSLAU field. The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of the Company’s common stock on September 1, 2016 (the effective date of the transaction).

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder in connection with the sales, grants and issuances described above since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Use of Proceeds From Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None

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

Petrolia Energy CORPORATION

November 15, 2016	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer)

 EXHIBITS INDEX

3.1
Texas Certificate of Conversion Converting From Rockdale Resources Corporation (Colorado) to Petrolia Energy Corporation (Texas) filed with the Secretary of State of Texas on June 15, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 12, 2016, and incorporated by reference herein (File No. 000-52690)).

3.2
Certificate of Correction to Texas Certificate of Formation filed with the Secretary of State of Texas on August 24, 2016 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 12, 2016, and incorporated by reference herein (File No. 000-52690)).

3.3
Statement of Conversion as filed with the Secretary of State of Colorado on August 30, 2016 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 12, 2016, and incorporated by reference herein (File No. 000-52690)).

3.4
Bylaws of Petrolia Energy Corporation (Texas) (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 12, 2016, and incorporated by reference herein (File No. 000-52690)).

10.1
Purchase and Sale Agreement effective September 1, 2016, by and between Whistler Ventures, LLC and Petrolia Energy Corporation, relating to the 25% Net Working Interest in the Twin Lakes San Andres Unit (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 22, 2016, and incorporated by reference herein (File No. 000-52690)).

10.2
Assignment and Transfer of Interest effective September 1, 2016 between Petrolia Energy Corporation and Whistler Ventures LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 22, 2016, and incorporated by reference herein (File No. 000-52690)).

10.3
Assignment and Transfer of Interest effective September 1, 2016 between Petrolia Energy Corporation and Whistler Ventures LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 22, 2016, and incorporated by reference herein (File No. 000-52690)).

10.4
Purchase and Sale Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2016, and incorporated by reference herein (File No. 000-52690)).

10.5
Share Exchange Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 40% Net Working Interest in the Slick Unit Dutcher Sands (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2016, and incorporated by reference herein (File No. 000-52690)).

10.6
Promissory Note ($1M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2016, and incorporated by reference herein (File No. 000-52690)).

10.7
Production Payment Note ($3M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2016, and incorporated by reference herein (File No. 000-52690)).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (CEO).

32.2 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*.	Filed herewith

**.	Furnished herewith