Form 10-K
period 2016-12-31
Petrolia Energy Corp
filed 2017-04-17
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52690

PETROLIA ENERGY CORPORATION
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016 was approximately $2,354,721.

As of April 17, 2017, the Registrant had 79,034,505 outstanding shares of common stock.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this report include:
•	The sale prices of crude oil:
•	The amount of production from oil wells in which we have an interest;
•	Lease operating expenses;
•	International conflict or acts of terrorism;
•	General economic conditions; and
•	Other factors disclosed in this report.

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

Please see the “Glossary of Oil and Gas Terms” on page 11, for a list of abbreviations and definitions used throughout this report.

Except where context otherwise requires and for purposes of the Annual Report on Form 10-K only:
•	“we”, “us”, “our company”, “our”, “the company” refer to Petrolia Energy Corporation, and its subsidiaries
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and “Securities Act” refers to the Securities Act of 1933, as amended.

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

Financial and other information about Petrolia Energy Corporation (“Petrolia”, the “Company”, “we” and “us”) is available on our website (http://www.petroliaenergy.com/). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

ITEM 1. BUSINESS.

Background
We were incorporated in Colorado on January 16, 2002.

We planned to sell custom framed artwork, art accessories, and interior design consulting. However, we generated only limited revenue and were inactive between 2008 and February of 2012.

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

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016, as described in greater detail in the “Plan of Operation” section below

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets. The Company has been focusing on acquisitions in the Southwest United States while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions. We believe our mix of assets-oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. During 2016, the Company had thirteen (13) wells producing with one (1) injection well and one (1) did not produce/one (1) well not completed.

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of 2,600 acres located in Creek County, Oklahoma and carries a 61% net revenue interest (NRI). The first oil producer was completed in 1918 by Standard Oil of Ohio (“Sohio”), which at that time was owned by John D. Rockefeller. By 1959, approximately 14,000,000 barrels of oil had been recovered at an average well depth of 3,100 feet and over 100 wells in production. Through a series of events, the infrastructure had deteriorated and the field suffered a lot of neglect. From 2011 to the acquisition date, Jovian Petroleum Corporation and its subsidiaries, Jovian Resources, LLC and SUDS Properties, LLC (together known as “Jovian”), the previous operator of the field, had invested an estimated $1.6 million into the restoration of the field; rebuilding the infrastructure and putting wells back in production.  Note that Jovian and its management is considered a related party. This designation is because two (2) individuals hold key management and ownership positions in both Companies which effectively results in joint control.  To date, 22 wells have been worked over and 9 are fully operational with considerable reserves remaining.  As a result of the transactions below, as of December 31, 2016, Petrolia is the operator and has a 100% working interest in this field.  Mr. Zel C. Khan, our Chief Executive Officer and President, is the former manager of Jovian and Mr. Quinten Beasley, our Director currently serves as President of Jovian.

SUDS 10% Acquisition
The Company acquired a 10% working interest in the SUDS field located in Creek County Oklahoma on September 23, 2015, in exchange for 10,586,805 shares of restricted common stock. Based on the then current market value of our common stock, $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. Concurrently with the purchase, Jovian agreed to assign to the Company the right to be the operator of record of the SUDS field, governed by an American Association of Professional Landmen (AAPL) standard Joint Operating Agreement (JOA).

SUDS 90% Acquisition
On the effective date of September 28 2016, the Company acquired a 90% net working interest in the SUDS field as a result of two separate agreements, Purchase and Sale Agreement and the Share Exchange Agreement, both between the Company and Jovian.

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS.  See Note 6 – NOTES PAYABLE of the audited consolidated financial statements included herein for a complete description of the note terms.

The Company issued 24,308,985 shares of its restricted common stock to Jovian to acquire an additional 40% working interest ownership of SUDS. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799/share market price of our common stock on September 28, 2016 (the effective date of the transaction).

On November 11, 2016, the Board approved the expenditure of $150,000 to drill one new well at the SUDS field.  This new well is the pilot well in the Company’s infill drilling program at SUDS.  We believe this program will lead to an accelerated recovery of oil by adding wells in an existing field within the original well patterns.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2016, reflects approximately 2.7 million barrels of proven oil reserves remaining for the 100% working interest (of which we hold a 40% working interest).  During 2016, the field had ninety (90) total wells, eight (8) were producing on timers to equal one well as allowed by permit with thirty-two (32) requiring workovers and an additional fifty (50) will serve as  injection wells as needed and permits are acquired.  As of December 31, 2016 Petrolia was the operator of the TLSAU field (through an agreement with BSNM described below).  As of the date of this report, Petrolia owns a 100% working interest in the field.

TLSAU 15% Acquisition
On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field. Through this transaction, the Company increased its reserve base by approximately 384,800 Bbls of (1P) proven reserves. The Company was also assigned all rights to be the operator of the TLSAU unit under a standard operating agreement.

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc. (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO of the Company for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000 advance was converted into 800,000 shares of common stock at $0.06 per share and warrants to purchase 800,000 shares of common stock. In addition, a $1.3 million face value note payable to BSNM was purchased for $316,800 (6,000,000 shares of common stock at $0.0528 per share). With the inclusion of the note receivable, the price per barrel would be $1.33 dollars per barrel oil (Bbl). (See Note 5 and Note 6 of the audited consolidated financial statements beginning on page F-1 hereof for further details)

TLSAU 25% Acquisition
On September 1, 2016 the Company acquired an additional 25% working interest ownership in the TLSAU field through the issuance of 3,500,000 shares of its restricted common stock to an unrelated party.  The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of Petrolia’s shares on September 1, 2016.  After the purchase, the Company owns a total working interest ownership of 40%.  The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $392,252, asset retirement obligations assumed of $42,252.

Non Oil & Gas Properties Businesses

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company. The Company acquired Askarii by issuing one (1) million restricted common shares. Based on the then market value of the Company stock at $0.05 per share, the aggregate value of the transaction is $50,000.

Askarii, while dormant for the last few years, has a significant history with major oil companies providing services both onshore and offshore- Gulf of Mexico. Using Askarii, the Company will engage in the oil field service business as well as the leasing of field related heavy equipment.  Askarii will also research various enhanced oil recovery (EOR) technologies and methods which it can use for the benefit of the Company’s oil fields.

There were no wells drilled during the years ended December 31, 2016 and December 31, 2015.

The following table shows, as of April 17, 2017, our producing wells, developed acreage, and undeveloped acreage:

State	Productive Wells			Developed Acreage		Undeveloped Acreage (1)
	Gross		Net	Gross	Net	Gross	Net
Texas	13		13	260	260	363	363
Oklahoma	26	(2)	26	1,040	1,040	1,564	1,564
New Mexico	12		12	500	500	4,364	4,364

(1)
Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

(2)
Represents twenty six (26) wells that were worked-over and capable of producing oil.  Eighteen (18) of those wells experienced a repairable mechanical failure after a week of production.  Those eighteen (18) wells are excluded from our producing well totals in the overview description above.  Note that there were other wells that were worked over that never produce oil and are excluded from all of these reported amounts.

The following table shows, as of April 17, 2017, the status of our gross acreage:

State	Held by Production	Not Held by Production
Texas	623	—
Oklahoma	2,604	—
New Mexico	4,864	—

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

	Average Sales Price (per Bbls) ($)		Average Production Cost (per Bbls) ($)		Oil Production (Bbls)
Texas
2014	86.98		117.91		8,096
2015	42.38		49.97		4,024
2016	34.49		35.52		3,401
Oklahoma
2014	89.12		117.82		0
2015	45.84		68.48		155
2016	38.14		81.47		2,400
New Mexico (1)
2014	86.30	(1)	173.57		0
2015	43.04	(1)	117.44		134
2016	29.10	(1)	186.25	(2)	842

(1)
The market price offered for our New Mexico oil is typically lower than with our other states. There are fewer sales points in New Mexico and comparatively, they are not located as close to our production facilities. These inefficiencies result in a lower relative price for oil sales.

(2)
The New Mexico field was being prepared for significant production during 2016 but due to permitting issues, the equivalent of only one well was allowed to produce.  Consequently the number of barrels used to compute this metric was respectively lower which resulted in a higher than usual production cost per barrel in 2016.

Below are estimates of our net proved reserves as of December 31, 2016, net to our interest. Our proved reserves are located in Texas, Oklahoma and New Mexico.

Estimates of volumes of proved reserves at December 31, 2016 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil(Bbls)	Gas(Mcf)
Proved:
Developed	1,206,010	—
Undeveloped	1,021,230	—
Total	2,227,240	---

There was a significant increase of approximately 1.5 million barrels of proved reserves primarily due to the acquisition of working interests in the TLSAU and SUDS fields during 2016 (see explanations above).  This increase was offset by a reduction of approximately 500,000 barrels of proved reserves at the SUDS  field due to the delay of planned drilling of new wells.  The 2015 reserves estimate assumed an increase due to expected drilling that did not occur in 2016. The proved developed increased due to the additional wells brought online.

•	Bbl - refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.
•	Mcf - refers to one thousand cubic feet.
•	A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve month period ended December 31, 2016. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$90,265,000
Deductions (including estimated taxes)	$(57,446,760)
Future net cash flow	$32,818,240
Discounted future net cash flow	$13,564,480

MKM Engineering prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of December 31, 2016. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the 2016 reserve report. Ms. Mudrone has more than 25 years of practical experience in the estimation and evaluation of petroleum reserves.  MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

Zel C. Khan, our CEO, oversaw preparation of the reserve estimates by MKM Engineering. We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2016 in those cases where such data was considered to be definitive.

Proved undeveloped reserves increased from 2015 to 2016 as a result of the SUDS and TLSAU acquisitions.

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

Recent Events:

SUDS 90% Interest Acquisition

On the effective date of September 28 2016, we acquired a 90% net working interest in the SUDS field located in Creek County, Oklahoma (the “Working Interest”) based on two separate agreements, the Purchase and Sale Agreement and the Share Exchange Agreement, both between the Company and Jovian.

The SUDS field is located in Creek County, Oklahoma and consists of 2,600 acres. From a prior transaction described above, we owned a 10% working interest in SUDS.

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS.

One note is a Promissory Note for $1,000,000 bearing interest at 5% and due on December 31, 2016.  If full payment is not made by December 31, 2016, the buyer will be entitled to extend the Note to June 30, 2017 by making a $10,000 payment in cash prior to maturity.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  Although the note is due on December 31, 2016, in the event the Company closes financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to pay the Note.

The second note is a Production Payment Note for $3,000,000 paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that are attributable to the SUDS field assets.  The Purchaser shall make the production payments to seller no later than the end of each calendar month.  The Production Payment Note is secured by a 12.5% undivided working interest in the SUDS field.

Twin Lakes San Andres Unit Interest Acquisition

On the effective date of February 12, 2017, we acquired an additional 60% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chavez County, New Mexico (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2016.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to Petrolia.  As a result of this transaction, Petrolia now owns 100% ownership interest in TLSAU.  Consideration of $639,675 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3M face value) and the write off of $116,700 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability for the OPBE note that Petrolia purchased.

TLSAU is 35 miles northeast of Roswell, New Mexico and consists of 4,864 acres of which Petrolia already owned a 40% working interest in the property. The net reserves, based on internal estimates, are approximately 2.6 million barrels of oil equivalent (MMBoe) and are part of the northwestern shelf of the Permian Basin. The San Andres formation holds 100% of the TLSAU production base.

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

Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. We will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill our wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect our ability to expeditiously drill, complete, recomplete and work-over wells.

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

PROVED RESERVES. Those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain regardless of whether deterministic or probabilistic methods are used for the estimation.

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

Employees

As of April 17, 2017 we have seven full time employees and no part time employees.

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

The price we receive for our oil directly affects our revenues, profitability, access to capital and future rate of growth. Oil is a commodity that is subject to wide price fluctuations in response to relatively minor changes in supply and demand. Lower prices for our oil may not only decrease our revenues but may also reduce the amount of oil that we can produce economically. Historically, the markets for oil have been volatile and will likely continue to be volatile in the future. The prices we receive for our production and the volume of our production depend on numerous factors beyond our control. These factors include the following: changes in global supply and demand for oil, the actions of OPEC, the price and quantity of imports of foreign oil, acts of war, terrorism or political instability in oil producing countries and economic conditions.

The prices of crude oil have declined substantially since June 2014. The price of West Texas Intermediate (“WTI”) crude oil has decreased from $107 per barrel in the middle of June 2014 to as low as $44 per barrel in January 2015. This decrease in prices has impacted all oil and gas producers to varying degrees depending on hedging strategies.  During 2016, the price increased to a high of $53.75 per barrel but is still substantially less than the price prior to 2015.

Accounting rules applicable to us require that we periodically review the carrying value of our oil properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we will likely be required to write down the carrying value of our oil and natural gas properties. Such write-downs constitute a non-cash charge to earnings. Impairment of proved properties under our full cost oil accounting method is largely driven by the present values of future net revenues of proved reserves estimated using SEC mandated 12-month un-weighted first-day-of-the-month commodity prices. No assurance can be given that we will not experience ceiling test impairments in future periods, which could have a material adverse effect on our results of operations in the periods taken. As a result of lower oil prices, we may also reduce our estimates of the reserve volumes that may be economically recovered, which would reduce the total value of our proved reserves.

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

The Environmental Protection Agency (EPA) has adopted new regulations under the Clean Air Act (CAA) that, among other things, require additional emissions controls for the production of oil, including New Source Performance Standards to address emissions of sulfur dioxide and Volatile Organic Compounds (VOCs) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. Compliance with these requirements could significantly increase our costs of development and production.

We are required to record a liability for the present value of our asset retirement obligation (ARO) to plug and abandon inactive non-producing wells, facilities and equipment, and to restore the land at the end of oil production operations. As a result, we may make significant increases or decreases to our estimated ARO in future periods. Accordingly, our estimate of future ARO could differ dramatically from what we may ultimately incur.

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

Our oil exploration and production activities, including well stimulation and completion activities which include, among other things, hydraulic fracturing, involve a variety of operating risks, including fires, explosions, blow-outs and surface craters, uncontrollable flows of oil and formation water, natural disasters. If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution and other environmental damage.

Our business strategy includes growing by making acquisitions, which may include acquisitions of exploration and production companies, producing properties and undeveloped leasehold interests. Our acquisition of oil and natural gas properties requires assessments of many factors that are inherently inexact and may be inaccurate, including the acceptable prices for available properties, amounts of recoverable reserves, estimates of future oil prices, estimates of future exploratory, development and operating costs, estimates of the costs and timing of plugging, and abandonment and estimates of potential environmental and other liabilities

The process of estimating oil reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves at December 31, 2016. In order to prepare our year-end reserve estimates, our independent petroleum consultant projected our production rates and timing of development expenditures. Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary and may not be under our control. The process also requires economic assumptions about matters such as oil and natural gas prices, operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

You should not assume that the present value of future net revenues from our proved oil and natural gas reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month un-weighted first-day-of-the-month average price for each product and costs in effect on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:
•	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;
•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;
•	speculation in the press or investment community;
•	public reaction to our press releases, announcements and filings with the SEC;

•	sales of our common stock by us or other shareholders, or the perception that such sales may occur;
•	the limited amount of our freely tradable common stock available in the public marketplace;
•	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
•	the realization of any of the risk factors presented in this Annual Report;
•	the recruitment or departure of key personnel;
•	commencement of, or involvement in, litigation;
•	the prices of oil and natural gas;
•	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
•	changes in market valuations of companies similar to ours; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market. In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd. Suite 512 Houston, Texas 77024.

We lease our principal office space, consisting of approximately 1,000 square feet, at a rate which is currently $1,650 per month. Our lease is an annual renewable lease and it expires on August 31, 2017.

The Company’s oil and gas properties are described under “Item 1. Business” and below under “Note 12. Supplemental Information Relating To Oil And Gas Producing Activities (Unaudited)” at the end of the consolidated audited financial statements attached hereto.

ITEM 3. LEGAL PROCEEDINGS.

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BBLS” on the OTCQB market operated by OTC Markets Group.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low closing prices for our common stock for the periods indicated as reported by the OTCQB market operated by the OT Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2015	$0.17	$0.06
June 30, 2015	$0.12	$0.06
September 30, 2015	$0.11	$0.06
December 31, 2015	$0.19	$0.02

Quarter Ended	High	Low

March 31, 2016	$0.08	$0.04
June 30, 2016	$0.18	$0.05
September 30, 2016	$0.18	$0.02
December 31, 2016	$0.16	$0.09

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

Holders of Our Common Stock

As of April 17, 2017 we had 79,034,505 outstanding shares of common stock and approximately 245 shareholders of record.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared by our board of directors. Our directors are not restricted from paying any dividends but are not obligated to declare a dividend. We have never declared or paid any dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the board of directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Preferred Stock

Our Certificate of Formation authorizes our Board of Directors to issue up to 1,000,000 shares of preferred stock. The provisions in the Certificate of Formation, relating to the preferred stock, allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)

Plan Category	Number of securities to issued upon exercise of outstanding warrants	Weighted-average exercise price of outstanding warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders (1)	0	N/A	4,000,000
Equity compensation plans not approved by shareholders (2)	1,522,916	$ 0.09 per share	0
Total	1,522,916	$ 0.09 per share	4,000,000

(1)	The Company’s 2015 Stock Incentive Plan has included 4,000,000 shares in the Plan. At present, no shares have been issued from the Plan.
(2)	During 2016 only, 1,522,916 warrants were issued to Management and Directors as performance incentives and compensation for funds provided from investment and operations.

Recent Sale of Unregistered Securities

The Board authorized the Company to allow all outstanding warrant-holders to exercise their outstanding warrants at a 20% discount.  In October 2016, four (4) warrant holders exercised warrants to purchase a total of 825,000 shares of common stock by remitting payments of $63,352 (equal to an average exercise price of $0.095 per share).  Director Lee Lytton exercised warrants to purchase 10,000 shares (included in the total above) by remitting a payment of $472 at an exercise price of $0.059 per share.  Director Joel Oppenheim exercised warrants to purchase 300,000 shares by remitting payment of $18,480 at an exercise price of $0.06 per share.
On February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources, LLC, a private Texas based oil & gas service company for 1,000,000 shares of Company common stock.  See Note 9 for further details on this transaction.

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

On September 1, 2016, the Company acquired an additional 25% working interest ownership of TLSAU field through the issuance of 3,500,000 shares of its restricted common stock with an unrelated party.  See Note 9 for additional details on this transaction.

On September 30, 2016, per the consulting agreement, a contractor was issued 11,607 shares of common stock in exchange for services.  These shares were valued at $1,625 at a market price of $0.14 per share.

Effective September 30, 2016, the seven (7) Advisory Board members were compensated for their service from April 1, 2016 through September 30, 2016 (for two quarters) though the granting of 12,500 warrants each (87,500 total warrants per quarter), per quarter per Board member, to purchase 12,500 shares of the Company’s common stock at an average exercise price of $0.095 per share, which vested immediately, and are exercisable for 36 months thereafter. In 2016, a total of 262,000 warrants were issued with a fair value of $29,161 based on an average $0.095 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the warrants was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if an advisory board member did not complete his 2016 service term.

On December 7, 2016 the Board of Directors issued a key employee (Horacio Fernandez) 100,000 shares of the Company’s restricted common stock.  The shares were issued at the current market price of $0.12 per share on the effective date of November 17, 2016 at a value of $12,000 and recorded as stock based compensation.

During December 2016, warrants to purchase 100,000 shares of common stock were granted in consideration for conversion of short term debt. The loans were provided by accredited investors.  These warrants had a valuation of $14,870 with an exercise price of $0.12 per share and expire in December 2019.

On December 31, 2016, a contractor was granted warrants to purchase 40,000 shares of common stock with an exercise price of $0.14 per share in consideration for services rendered.  These warrants were valued at $5,545 at a market price of $0.16 per share.

On December 31, 2016, per a consulting agreement, a contractor was issued 18,157 shares of restricted common stock in exchange for services.  These shares were valued at $2,869 at a market price of $0.16 per share.

On December 31, 2016, the Company granted warrants to purchase 500,000 shares of Company common stock to extend the due date on Rick Wilber’s Notes, based on the Amendment to the Agreement.  (See Exhibit 99.2)  These warrants were valued at $79,223 and have an exercise price of $0.15 and expire on December 31, 2021.  See Note 6 for further details

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales, grants and issuances described above since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act.. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution you that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Risk Factors” and “Forward Looking Statements.”

Results of Operations

Revenues

Our total revenue reported for the year ended December 31, 2016 was $321,246, an increase of $133,270 from the prior year. However, our oil and gas sales decreased $64,730 due to various factors including a lack of funding for field operations while the focus was on increasing proven reserves and field ownership percentages.

Our increased revenue for the year ended December 31, 2016 as compared with the prior year is a result of Askarii’s equipment sales.

Operating Expenses

Operating expenses increased to $1,883,774 for the year ended December 31, 2016 from $1,731,652 for the year ended December 31, 2015, an increase of $152,122. Our major expenses for the year ended 2016 were for professional services of $304,204, stock compensation of $509,798, and deferred salary of $200,000.   Professional services increased primarily due to financial and accounting contractors, a SUDS property audit and investor relations/IT related services.  Stock compensation increased due to Board and Advisory Board fees/compensation (See Note 7 for further details).  Deferred salary increased due to the hiring of the CFO (40,000) and a full year of CEO salary deferral ($160,000).  In comparison, our operating expenses for the year ended 2015 included a property impairment of $668,073 (primarily due to the drop in oil prices) and stock compensation expense of $185,395 and management fees of $105,000 and professional fees and contract labor of $163,783. The management fees were for administrative and accounting services early in 2015. Professional fees were paid for a financial analyst, investor managing, audit, tax and CPA services. Contract labor was paid for operational support in the field.

Our lease operating expenses increased due to adding additional field personnel to oversee the new SUDS and TLSAU fields, increased repairs due to SUDS and TLSAU workovers and higher administrative charges due to taking over as operator at the new fields. Our general and administrative expenses increased primarily due to increased stock compensation expense, increased professional services and deferred salary.

Other Income/Expenses

Other expenses were $313,251 for the year ended December 31, 2016 a small increase from other expenses of $312,938 for the same period ended 2015. The small increase was primarily due to a $95,543 decrease in loss on conversion of debt but was offset by an 117,461 increase in interest expense.

Net Loss

The net loss for the year ended December 31, 2016 was $1,875,779 compared to net loss of $1,856,614 for the year ended December 31, 2015, an increase of $19,165from the prior period for the reasons described above.

Liquidity and Capital Resources

As of December 31, 2016 we had total current assets of $298,843 and total assets in the amount of $13,211,624. Our total current liabilities as of December 31, 2016 were $2,986,390 and our total liabilities as of December 31, 2016 were $6,213,120. We had negative working capital of $2,687,547 as of December 31, 2016.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include related party notes (primarily the purchase of 90% working interest in SUDS from Jovian)  See Note 6 for further details, ARO and accruals for professional services.

See also Note 6. Notes Payable of the consolidated audited financial statements included herein for a description of our outstanding notes payable.

Operating activities used $551,823 in cash for the year ended December 31, 2016. Our net loss of $1,875,779 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $171,573, stock-based compensation of $359,915 (Management signing bonuses and Board compensation) and deferred salaries of $200,000 (see details above)and accounts payable and accrued liabilities of $464,407.

Cash used by investing activities for the year ended December 31, 2016 was $63,362 primarily the result of the purchase of property and equipment of $93,476.

Cash provided by financing activities during the year ended December 31, 2016 amounted to $680,742 and consisted of $111,352 in private placement offerings, $296,000 in net advances from shareholders (funds provided primarily by Management and Board members for working capital) See Note 6 for further details,  and $275,000 in proceeds from short term loans (funds provided by accredited investors used for working capital).

During the year ended December 31, 2015, we raised $140,000 through a private placement offering with warrants authorized by the Board on March 23, 2015. We also raised $162,000 through a private placement offering with warrants, as reported on Form 8-K filed November 9, 2015.  (See Note 7 for further details)

During the year ended December 31, 2016, we raised $48,000 through a private placement offering with warrants authorized by the Board on March 23, 2015.  And we raised $63,352 through the exercise of outstanding warrants.  (See Note 7 for further details)

 Our sources and (uses) of funds for the year ended December 31, 2016 were:

Cash used in operations	$(551,823)

Net Purchase of equipment	(63,362)

Net Proceeds from shareholder advances	296,000

Proceeds from issuance of common stock	111,352

Proceeds from Short Term Loans	275,000

The Company continues to operate at a negative cash flow of approximately $50,000 per month and our auditors have raised a going concern in their latest audit report as contained herein. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $1,000,000, which funding may not be available on favorable terms, if at all.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by working over existing wells and drilling productive oil or gas wells. However, we will need to raise additional funds to workover or drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. There can be no assurance that we will be successful in raising the capital needed to drill oil or gas wells nor that any such additional financing will be available to us on acceptable terms or at all. Any wells which we may drill may not be productive of oil or gas. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

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

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects. During the last 5 months oil prices have trended upward to approximately $50.00 per barrel, (vii) if prices remain low operating costs will decrease to offset the reduced revenue.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $7,967,620 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated audited financial statements and supplementary data required by this Item are presented beginning on page F-1 of this Annual Report on Form 10-K, which follows “Signatures” below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were effective. Subsequent audit adjustments were necessary but were the result of further review of complex accounting issues and were not considered the result of material control deficiencies with regard to financial reporting by our internal staff.

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

Paul Deputy, our CFO and Zel C. Khan our CEO evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2016.

Name	Age	Position
Zel C. Khan	42	Chief Executive Officer, President & Board Member
Paul Deputy	57	Chief Financial Officer
Leo Womack	73	Chairman
Lee Lytton	72	Director and Corporate Secretary
Joel Oppenheim	73	Director
Quinten Beasley	42	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Zel C. Khan is an oilfield operator with over 20 years of experience in the Oil & Gas industry. He has successfully operated, both on and offshore, in Texas, Oklahoma, New Mexico and California. He has established a reputation for reducing operating costs on various projects, including a former ConocoPhillips offshore facility located in deep water Gulf of Mexico where he was the Operating Manager. Mr. Khan has also operated in Kern County, California and Alberta, Canada, both are heavy oil fields requiring special operational procedures to maintain low lift costs and strict environmental policies as set by the respective governmental agencies. Mr. Khan holds a Bachelor of Science degree and a Master’s degree from Chapman University, California.

Paul Deputy is the Chief Financial Officer of the Company is a Certified Public Accountant. He has more than 13 years of experience in the oil and gas industry and is a member of the American Institute of CPA’s (AICPA). Prior to joining the Company, Mr. Deputy owned a consulting firm (since Dec 2009), which specialized in SEC compliance and audit process management. Early in his career, he served as a Senior Auditor with Deloitte & Touche LLP before serving as a Senior Financial Analyst for Continental Airlines. Mr. Deputy specialized in audit procedure and compliance and has held management and directorial positions at companies, such as Swift Energy (NYSE:SNFY), Mariner Energy (NYSE:ME), Versabar, Inc. and Highmount E&P, a former subsidiary of Loews Corporation (NYSE: L).  Mr. Deputy holds a Bachelor of Business Administration in Management and a Masters in Professional Accounting from the University of Texas (Austin).

Directors

Leo Womack has over 40 years of experience in advising and serving as Director of small micro-capitalization public and private companies. Mr. Womack has been the President of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986. For the last five (5) years Mr. Womack has been and continues to be employed as the President of Gulf Equities Realty Advisors Inc. He has been the Chairman of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996. From 1969 to 1978, he was the managing partner of a local and later national CPA firm. He has served on the Board and as Chairman of the Houston Angel Network and on National Committees of the Angel Capital Association. Prior to its acquisition by ITT Corporation in 2010, he served as a board member and the audit committee chair for OI Corporation (NASDAQ:OICO). Mr. Womack continues to serve on the Boards of Directors of five early stage companies that he or his Family Trust have invested in. Mr. Womack earned a Bachelor of Business Administration in Accounting from Texas A&M University-Kingsville in 1965 and holds a Series 7 Securities License. Mr. Womack is also a licensed Certified Public Accountant (CPA).

Lee Lytton is a currently a tenured professor at St. Mary’s Law School in San Antonio where he has taught Oil and Gas Law as well as Texas Land and Title courses for the last 26 years. Prior to that Mr. Lytton was a founding partner in a South Texas Oil and Gas Operating Company for 10 years after leaving the FBI as a Special Agent. He was admitted to the Texas Bar and practiced law as an Assistant District Attorney early in his career. Mr. Lytton serves on the Board of the South Texans’ Property Rights Association as a result of his family’s historical standing as a prominent South Texas ranching family. For the last five (5) years, Mr. Lytton has been and continues to be employed as a tenured Professor at the St. Mary’s School of Law in San Antonio.

Joel Oppenheim, currently owns and has operated the Oppenheim Group since 1991. The Oppenheim Group is a real estate consulting firm that has represented multiple Fortune 10 and Fortune 100 Companies on their commercial real estate needs throughout the United States. In 2014,Mr. Oppenheim began concentrating on the Oppenheim Group’s investment portfolio including several successful oil and gas investments both in Texas and California. Mr. Oppenheim is a licensed Commercial Real Estate Broker in Texas and graduated from City College of New York - Bernard Baruch School of Business, with a degree in accounting. Mr. Oppenheim has been an active member of the Houston Angel Network since 2009. He has successfully started and sold numerous businesses throughout his career, including some of the most successful restaurants and clubs in Houston.

Quinten Beasley is a design engineer and an independent businessman with over 25 years of diverse international energy and development experience. Mr. Beasley is co-founder, and current President and Chief Executive Officer, of Jovian Petroleum Corporation, a private Oil & Gas exploration and production company with assets in the United States and has held key positions in a number of successful oilfield construction companies in Canada.  Mr. Beasley continues to manage a private equity firm, Critical Update Limited, focused on early stage land development while overseeing the operations of Critical Update, Inc., an international product development firm for the last several years.  Since receiving a Diploma in Interior Design from Mount Royal University in 1995, Mr. Beasley has established a significant reputation for his commitment to excellence in product development and project completion; playing a prominent role in the development of many residential and industrial applications in Canada and the United Kingdom. He currently serves on several for-profit and not-for-profit boards as part of his commitment to serving the community.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Womack serves as Chairman and Mr. Khan serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Khan and the Company’s Chief Financial Officer, Mr. Deputy) and the members of our Board (currently Mr. Womack as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Director Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

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

Board of Directors Meetings

The Company had thirteen (13) official meetings of the Board of Directors during the fiscal year 2016 and eight (8) during the previous fiscal year ending December 31, 2015. In 2016, four of the directors (Leo Womack, Lee Lytton, Zel C Khan and Joel Oppenheim) attended each meeting while Quinten Beasley attended (2) meetings (note that Mr. Beasley lives in Canada). The Company has not adopted a policy requiring its directors to attend its annual meeting of stockholders.

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

Director Independence

Our common stock is quoted for trading on the OTCQB market operated by OTC Markets Group and we are not required to have independent members of our Board of Directors pursuant to OTCQB market rules. Notwithstanding that we currently consider Leo Womack and Joel Oppenheim as independent directors.

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

We intend to disclose any amendments to our Code of Conduct and any waivers with respect to our Code of Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.petroliaenergy.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Conduct to any such officers or employees.

Employment Agreements

Zel C. Khan (CEO)
On September 23, 2015, Zel C. Khan, entered into an employment agreement with the Company effective October 1, 2015 to serve as our President and Chief Executive Officer for an initial term of twenty four (24) months (automatically renewable thereafter for additional one year terms). The agreement provides that the Company will pay Mr. Khan an annual base salary of $160,000, with a provision for deferral of current payments until such time that the Company is cash flow positive. The Company will issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 per share for each dollar of gross salary that is deferred.  The Warrants will have a term of 36 months from date of grant, which will vest quarterly.

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

Paul Deputy (CFO)

On July 1, 2016, Paul Deputy, entered into an employment agreement with the Company effective July 1, 2016 to serve as our Chief Financial Officer for an initial term of twelve (12) months (automatically renewable thereafter for additional one year terms). The agreement provides that the Company will pay Mr. Deputy an annual base salary of $140,000, with a provision for deferral of 90 days. After the 90 days Mr. Deputy is issued one warrant for each dollar of gross salary that is deferred.  The exercise price of the warrants is the market price of the Company’s shares at each quarter end.
.
Mr. Deputy also received a one-time grant of warrants to purchase five hundred fifty thousand (550,000) shares of the Company’s common stock (the “Shares”), effective July 1, 2016. These warrants will be exercisable for a three year period beginning July 1, 2016 at a strike price of $0.07 cents.

In the event Mr. Deputy’s employment is terminated for any reason other than without cause by the Company, he is to receive the compensation earned by him as of such termination date.  In the event Mr. Deputy’s employment is terminated by the Company without cause, he is required to receive severance pay equal to two months of his base salary. “Cause” means (i) the commission of a felony or other crime involving moral turpitude or the commission of any other act or omission involving misappropriation, dishonesty, unethical business conduct, disloyalty, fraud or breach of fiduciary duty, (ii) reporting to work under the influence of alcohol, (iii) the use of illegal drugs (whether or not at the workplace) or other conduct, which could reasonably be expected to, or which does, cause the Company or any of its affiliates public disgrace or disrepute or economic harm, (iv) repeated failure to perform duties as reasonably directed by the Board of Directors, (v) gross negligence or willful misconduct with respect to the Company or its affiliates or in the performance of Mr. Deputy’s duties under the agreement, (vi) obtaining any personal profit not thoroughly disclosed to and approved by the board in connection with any transaction entered into by, or on behalf of, the Company or any of its affiliates, or (vii) violating any of the terms of the Company’s or its affiliates’ rules or policies applicable to Mr. Deputy which, if curable, is not cured to the board’s reasonable satisfaction within fifteen (15) days after written notice thereof to Mr. Deputy, or any other material breach of the agreement or any other agreement between Mr. Deputy and the Company or any of its affiliates which, if curable, is not cured to the board’s reasonable satisfaction within fifteen (15) days after written notice thereof to Mr. Deputy.

Lee Lytton (Corporate Secretary)

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

Based solely upon a review by us of Forms 3 and 4 relating to fiscal year 2016 as furnished to us under Rule 16a-3(d) under the Securities Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2016, we believe that during fiscal 2016, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2016, except for: (i) Joel Oppenheim, who inadvertently failed to timely report nine transactions on Form 4; (ii) Zel C. Khan, who inadvertently failed to timely report four transactions on Form 4; (iii) Lee Lytton, who inadvertently failed to timely report three transactions on Form 4; (iv) Leo B. Womack, who inadvertently failed to timely report seven transactions on Form 4; and (v) Quinten Beasley and Paul Deputy, who both inadvertently failed to timely file Form 3s.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and who were paid more than $100,000 of total compensation; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2016 and December 31, 2015

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
Zel Khan (Current Principal Executive Officer) (7)	2016	$194,000	$—	$—	$18,757	$—	$212,757
	2015	$26,667	$—	$8,500	$2,900	$—	$38,067
Paul Deputy (Current Principal Financial and Accounting Officer) (8)	2016	$78,616	$—	$—	$7,090	$77,126	$162,832
David Baker (Former Principal Executive Officer) (6)	2015	$10,000	$—	$33,778	$—	$—	$43,778

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of base salary (cash and non-cash) earned. Executive salaries in 2016 were accrued but not paid.
(2)	The dollar value of bonus (cash and non-cash earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant
(4)	The fair value of options granted computed in accordance with ASC 718 in the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	Resigned as Chief Executive Officer effective February 28, 2015. One March 1, 2015, Mr. Zel C. Khan was appointed as President and Chief Executive Officer of the Company.
(7)
Appointed as President and Chief Executive Officer effective February 28, 2015.  Mr. Khan’s signing bonus is recognized when it is earned.  During 2016, $34,000 was earned and added to his accrued salary amount.

(8)
Appointed as Chief Financial Officer July 1, 2016.  Mr. Deputy converted a significant portion of his salary to shares during 2016, thereby reducing his salary balance.  The converted value is included in All Other Compensation.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2016

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Leo Womack	$48,000	$—	$57,522	$—	$—	$—	$105,522
Lee H Lytton	24,000	—	28,761	—	—	—	52,761
Joel Oppenheim	24,000	—	51,789	—	—	—	75,789
Quinten Beasley (4)	1,250	—	41,891	—	—	133,591	176,732

The notes below summarizes all compensation of our directors as of December 31, 2016.

(1)
Fees earned due to retainers, meetings, committees and chairman services.  Fees of $49,250 were paid for Director fees while $48,000 was paid for Chairman services.  These fees were not paid in cash but were accrued.

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

Narrative Disclosure to the Director Compensation Table

On September 23, 2015, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2016, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vested on January 1, 2016, and is exercisable for 36 months thereafter. The fair value of the options granted on September 23, 2015 is $129,126.

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2017, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Quinten Beasley and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2017, and is exercisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $156,936.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of April 17, 2017, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our officers and directors and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Title of class		Name and address of beneficial owner	Amount of beneficial ownership (1)		Percent of class (2)
Executive Officers & Directors:
Common		Quinten Beasley	29,991,166 shares	(3)	37.6%
Common		Paul Deputy	6,184,964 shares	(4)	7.6%
Common		Leo Womack	4,703,000 shares	(5)	5.8%
Common		Joel Oppenheim	3,005,000 shares	(6)	3.7%
Common		Zel C Khan	2,800,000 shares	(7)	3.5%
Common		Lee Lytton	2,196,800 shares	(8)	2.7%

Total of All Directors and Executive Officers:			48,881,264 shares

More Than 5% Beneficial Owners:
Jovian Petroleum Corporation	(9)		25,297,136 shares	(10)	26.2%
Blue Sky New Mexico Inc	(11)		7,968,750 shares	(12)	8.3%
Rick Wilber	(13)		5,403,333 shares	(14)	5.6%

Unless otherwise stated, the address of each shareholder in c/o Petrolia Energy Corporation, 710 N Post Oak, Suite 512, Houston, Texas  77024.

(1)
Under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. . Also under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(2)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 79,034,505 shares of common stock.

(3)
Includes 4,074,030 shares held by Mr. Beasley directly.  Includes ownership of the securities held by Jovian Petroleum Corporation, which securities Mr. Beasley is deemed to beneficially own due to his position as President and CEO of Jovian (see footnotes 9 and 10). Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on August 5, 2018.  Includes warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on April 18, 2019.  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 13, 2019.  Includes warrants to purchase 100,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 5, 2018.

(4)
Includes 4,262,048 shares held by Mr. Deputy.  Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on August 31, 2018. Includes 1,100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018.  Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on February 1, 2019.  Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.09 per share and expire on June 17, 2019.  Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.059 and expire on September 13, 2019.  Includes 550,000 shares issuable upon exercise of warrants, which have an exercise price of $0.077 and expire on July 1, 2019.  Includes 6,250 shares issuable upon exercise of warrants, which have an exercise price of $0.12 and expire on September 26, 2019.  Includes 11,666 shares issuable upon exercise of warrants, which have an exercise price of $0.14 and expire on September 30, 2019.  Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.16 and expire on December 31, 2019.

(5)
Includes 2,196,667 shares held by the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”). Includes 166,667 shares issuable upon the exercise of warrants, which have an exercise price of $0.75 per share and an expiration date of August 5, 2019, held by the Trust. Includes 300,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018, held by the Trust. Includes 1,000,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date. Includes 1,000,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date.  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019.  Includes warrants to purchase 20,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on August 10, 2019.  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 13, 2019.

(6)
Includes 1,250,000 shares held by Joel Oppenheim.  Includes 500,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, vest on January 1, 2016, and have a term of three years from their vesting date. Includes 500,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, vest on January 1, 2017, and have a term of three years from their vesting date.  Includes warrants to purchase 100,000 shares of Company common stock at an exercise price of $0.75 per share, which expire on August 5, 2019.  Includes warrants to purchase 300,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 5, 2018.  Includes warrants to purchase 200,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on September 1, 2018.  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on September 1, 2018.  Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 13, 2019.  Includes warrants to purchase 6,250 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 13, 2019  Includes warrants to purchase 50,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on June 20, 2019.  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on August 5, 2019.  Includes warrants to purchase 55,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on August 23, 2019. .  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 14, 2019. .  Includes warrants to purchase 300,000 shares of Company common stock at an exercise price of $0.08 per share, which expire on August 18, 2019.  Includes warrants to purchase 6,250 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 30, 2019.

(7)
Includes 1,800,000 shares held by Mr. Khan.  Includes 800,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2018.  Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on March 31, 2019.   Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on June 30, 2019.   Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on September 30, 2019.  Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2019.  Note that Mr. Khan has a 25% ownership interest in Jovian Petroleum Corporation.

(8)
Includes 610,000 shares held by Mr. Lytton.  Includes 500,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date.. Includes 500,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date.  Includes warrants to purchase 33,400 shares of Company common stock at an exercise price of $0.75 per share, which expire on August 5, 2019.  Includes warrants to purchase 300,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 5, 2018.  Includes warrants to purchase 200,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on September 1, 2018.  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019.  Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 14, 2019.

(9)	Address: 710 N. Post Oak Rd., Suite 550, Houston, Texas 77024. Shares held by Jovian Petroleum Corporation are beneficially owned by Quinten Beasley, President and CEO.

(10)
Includes 25,197,136 shares held by Jovian Petroleum Corporation.  Includes 100,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018.

(11)
Address: 320 Gold Avenue SW, Suite 1000, Albuquerque, New Mexico 87102. The shares held by Blue Sky NM, Inc. are beneficially owned by Fulucai Productions Ltd. and Mohammad Fazil, its CEO and President.

(12)
Includes 10,686,805 shares issued in the purchase of the SUDS working interest by the Company. Includes 500,000 shares issued for the extension of the note payable to BSNM for the purchase of Twin Lakes.

(13)	Address: 10360 Kestrel Street, Plantation, Florida 33324.

(14)
Includes shares issuable upon conversion of $550,000 in convertible notes which are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share.  Also includes 1,570,000 shares issuable upon exercise of warrants to purchase shares of Company common stock at an exercise price of $0.80 per share, which expire on September 20, 2023 (570,000 warrants) and June 17, 2023 (1,000,000 warrants).  Includes 500,000 shares issuable upon exercise of warrants to purchase shares of Company stock at an exercise price of $0.15 per share which expire December 31, 2022.

Changes in Control

The Company is not aware of any arrangements, which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Executive Compensation, or in Note 5 Related Party, of the consolidated audited financial statements included herein, all of which information is incorporated by reference into this Item 13, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

A Promissory Note to Jovian for $1,000,000 was executed bearing interest at 5% and due on December 31, 2016 related to the acquisition of a 50% working interest in the SUDS field.  If full payment is not made by December 31, 2016, the buyer extended the Note to June 30, 2017 by making a $10,000 payment.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  In the event the Company closes any financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to pay the Note.

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

On September 23, 2015, we entered into a Purchase and Sale Agreement with SUDS Properties, LLC (“SUDS” and the “Purchase Agreement”). SUDS is 100% owned by Jovian Resources LLC (“Jovian”). Mr. Zel C. Khan, our Chief Executive Officer and President, is the former manager of Jovian and Quinten Beasley, our Director is the President and CEO of Jovian. Pursuant to the Purchase Agreement, we acquired a 10% working interest in the SUDS field located in Creek County Oklahoma, in exchange for 10,586,805 shares of restricted common stock, representing 33% of our outstanding common stock. Such shares were calculated based on the relative 1P reserves currently owned by us and the P1 reserves being acquired through the transaction without regard to our common share price. Based on the then current market value of our stock at $0.06 per share, the price paid was $719,903 or $4.77 per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. The acquisition will be effective October 1, 2015 for all purposes. Concurrently with the purchase, Jovian agreed to assign to the Company all rights to be the operator of the SUDS unit under a standard operating agreement.

On September 23, 2015, our Board of Directors agreed to issue Mr. Zel C. Khan, the Chief Executive Officer and President of the Company, 1,000,000 shares of the Company’s restricted common stock in consideration for entering into the employment agreement as described above under “Employment Agreements”.

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

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“PORRI”) offering on behalf of the SUDS field to raise $300,000. Under the terms of the Company offering, investors will receive 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time as they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 shares of Company’s common stock was granted with an exercise price of $0.10 per share, and an expiration date of February 28, 2019. At the end of the second quarter of 2016, the $300,000 offering had been received which resulted in the granting of warrants to purchase 150,000 shares of common stock. The following affiliated investors each purchased one (1) unit in the offering: Joel Oppenheim, Jovian, Lee Lytton, Paul Deputy and Leo Womack. The fair value of all 150,000 SUDS related warrants was $14,336, over a 3 year term. This fair value was accounted for as a loss on the conveyance.
The Company through its wholly-owned subsidiary Askarii sold pump jacks to the other owners of the SUDS properties (before the Company’s September 2016 acquisition of the 90% working interest), totaling $198,000 for the year ended December 31, 2016.  Askarii booked a profit of $164,670 on the sale of pump jacks to the other owners of the SUDs properties.
On February 10, 2016, a shareholder provided an advance of $20,000 in order to temporarily fund the Company’s working capital needs.  On April 1, 2016, in order to compensate the shareholder, the Company issued 285,714 shares in consideration for forgiveness of the debt in full.  The valuation of the issuance was $20,000, based on 285,714 shares valued at $0.07 per share on April 1, 2016.

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2017, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2017, and is excisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045.

Effective April 18, 2016, Quinten Beasley was compensated for his Board service during 2016 through a grant of 500,000 warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.07 per share, which vested immediately, and is exercisable for 36 months thereafter. The fair value of the warrants is $41,891with a 3 year term.  These warrants are subject to a claw-back provision which would be ratably invoked if a director did not complete his 2016 service term.
On May 2, 2016, the Company paid off its outstanding Promissory Note to Blue Sky NM (“BSNM”) for $146,875.  This Note was created when the 15% working interest in the Twin Lakes field was purchased in November of 2015.  The payoff was made by issuing 1,468,750 shares of the Company’s restricted common stock.  Based on the market value of the stock on May 2, 2016 of $0.10, the value of the transaction was $146,875 and resulted in no gain or loss.  In addition, a cash payment of $4,869 was made to pay off the remaining outstanding interest.

On May 31, 2016, in exchange for a cash payment of $48,000, the Company issued 8 units or 800,000 shares to the current CFO as part of, and under the terms of, the September 1, 2015 private offering.  The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 5, 2018.  This represented the final sale under this offering.
On June 17, 2016 the Company entered into Temporary Unsecured Loans (Bridge Loan – Working Capital) for $230,000.  The notes bear interest at 10% per annum payable and mature in sixty (60) days.  The lenders receive 100% warrant coverage at an exercise price of $0.09 per share.  If the loans are not paid in 60 days, a 10% warrant coverage default penalty is paid. Initially, Director Leo Womack loaned $20,000, Director Joel Oppenheim loaned $110,000 and our CFO loaned $100,000.  At December 31, 2016 the outstanding balance of Bridge Loan – Working Capital is $120,000.  The decrease during 2016 was due to Mr. Oppenheim converting $20,000 and the CFO converting $110,000 of their respective debt into shares.

On July 13, 2016, the Company issued warrants to purchase 60,000 shares of common stock.  The warrants were related loans provided by investors to the purchase a pulling rig.  The fair value of all of the warrants was $3,744 at an exercise price of $0.06 per share, expiring on July 13, 2019.  The following affiliated investors each received 10,000 warrants related to their loans: Joel Oppenheim - Director, Lee Lytton - Director, Paul Deputy – CFO, Leo Womack – Board Chairman and Quinten Beasley - Director.

In association with Mr. Deputy’s employment agreement dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the year ended 2016. Mr. Deputy’s total accrued salary at December 31, 2016 was $52,520.  The Company granted warrants to purchase 46,666 shares of common shares for the year ended 2016. The warrants have a term of 36 months from their issuance date. The fair value of all four quarter’s warrants was $7,090 and a 3 year term.

On August 18, 2016 the Board of Directors issued the CFO 500,000 shares of the Company’s restricted common stock for a signing bonus.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $38,500 and recorded as stock based compensation.

On August 18, 2016 the Board of Directors granted Joel Oppenheim options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning August 17, 2016 at a value of $23,028 as compensation for arranging and guaranteeing certain bank relationships for the Company.

On August 25, 2016, in consideration for the cancellation of $12,000 of accounts payable, the Company issued 150,000 shares at a valuation of $12,000 priced at $0.08 per share, to Director Quinten Beasley.

On August 25, 2016, in consideration for the cancellation of debts incurred, the Company issued 250,000 shares to Director Joel Oppenheim. These shares had a valuation of $20,000 and were priced at $0.08 per share.

On August 25, 2016, in consideration for the cancellation of debts incurred, the Company issued 285,710 shares to the CFO. These shares had a valuation of $20,000 and were priced at $0.07 per share.

On August 25, 2016, in consideration for the cancellation of $56,107 of accounts payable and $110,000 of debts incurred, the Company issued 2,076,000 shares at a valuation of $166,107 priced at $0.08 per share, to the CFO.

During the 2nd and 3rd quarter of 2016, warrants to purchase 230,000 shares of common stock were issued for pre-bridge loans. The loans were provided as follows: $110,000 by Director Joel Oppenheim, $100,000 by the CFO and $20,000 by Chairman Leo Womack.  These warrants had a valuation of $15,792 with an exercise price of $0.09 per share and expire in the 2nd and 3rd quarter of 2019.

During the 3rd quarter of 2016, warrants to purchase 31,250 shares of common stock were issued for guaranteeing bank collateral.  This collateral was provided by Director Joel Oppenheim and the CFO.  These warrants had a valuation of $2,629 with an exercise price of $0.06 per share and expire in the 3rd quarter of 2019.

The Board authorized the Company to allow all outstanding warrant-holders to exercise their outstanding warrants at a 20% discount.  In October 2016, four (4) warrant holders exercised a total of 825,000 warrants by remitting payments of $63,352 at an average share price of $0.095 per shares.  Director Lee Lytton exercised 10,000 warrants (included in the total above) by remitting a payment of $472 at a share price of $0.059 per share.  Director Joel Oppenheim exercised 300,000 warrants by remitting payment of $18,480 at a share price of $0.06 per share.

On the effective date of September 28 2016, we acquired a 90% net working interest in the SUDS field located in Creek County, Oklahoma (the “Working Interest”) based on two separate agreements, the Purchase and Sale Agreement and the Share Exchange Agreement, both between the Company and Jovian.

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS.

One note is a Promissory Note for $1,000,000 bearing interest at 5% and due on December 31, 2016.  If full payment is not made by December 31, 2016, the buyer will be entitled to extend the Note to June 30, 2017 by making a $10,000 payment in cash prior to maturity.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  Although the note is due on December 31, 2016, in the event the Company closes any financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to pay the Note.

The second note is a Production Payment Note for $3,000,000 paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that are attributable to the SUDS field assets.  The Purchaser shall make the production payments to seller no later than the end of each calendar month.  The Production Payment Note is secured by a 12.5% undivided working interest in the SUDS field.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey, LLP (“MaloneBailey”) served as our independent registered public accounting firm for the years ended December 31, 2016 and 2015. The following table shows the aggregate fees billed to us for these years by MaloneBailey.

	Year Ended December 31,
	2016	2015

Audit Fees	$66,500	$34,000
Audit-Related Fees	—	—
Tax Fees	2,500	2,500
All Other Fees	—	—
Total	$69,000	$36,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Form 10-Q reports. Prior to contracting with MaloneBailey to render audit or non-audit services, each engagement was approved by our directors.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by MaloneBailey for 2016 and 2015.

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

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
2.1	Purchase and Sale Agreement effective October 1, 2015, by and between SUDS Properties, LLC and the Company (1)
3.1	Original Colorado Articles of Incorporation (2)
3.2	Amended and Restated Colorado Articles of Incorporation (2)
3.3	Amendment to Colorado Articles of Incorporation (3)
3.4	Texas Certificate of Conversion Converting From Rockdale Resources Corporation (Colorado) to Petrolia Energy Corporation (Texas) filed with the Secretary of State of Texas on June 15, 2016 (4)
3.5	Certificate of Correction to Texas Certificate of Formation filed with the Secretary of State of Texas on August 24, 2016 (4)
3.6	Statement of Conversion as filed with the Secretary of State of Colorado on August 30, 2016 (4)
3.7	Bylaws of Petrolia Energy Corporation (Texas) (4)
10.1***	Employment Agreement with Mr. Zel C. Khan dated September 23, 2015 (1)
10.2***	Form of Warrant Agreement for the deferral of Mr. Khan’s salary (1)
10.3	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the 15% Net Working Interest in the Twin Lakes San Andres Unit (5)
10.4	$146,875 Promissory Note with Financial Assurance & Bonds dated November 4, 2015, owed by the Company to Blue Sky NM, Inc. (5)
10.5
Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the acquisition of a $1.3 million promissory note in connection with the Bankruptcy of Orbit Petroleum, Inc. (5)

10.6	$1.3 million Installment Promissory Note due from Canyon E&P Company dated September 24, 2010 (5)
10.7***	2015 Stock Incentive Plan (5)
10.8	Agreement for Share Exchange, dated January 29, 2016 and effective February 1, 2016 between the Company and Askarii Resources, LLC (6)
10.9***	Employment Agreement dated August 17, 2016, with Paul M. Deputy as Chief Financial Officer (7)
10.10***	Option Agreement with Paul M. Deputy dated August 17, 2016 (7)
10.11	Rick Wilber Note Extension Agreement dated June 30, 2016 (7)
10.12
Purchase and Sale Agreement effective September 1, 2016, by and between Whistler Ventures, LLC and Petrolia Energy Corporation, relating to the 25% Net Working Interest in the Twin Lakes San Andres Unit (8)

10.13	Assignment and Transfer of Interest effective September 1, 2016 between Petrolia Energy Corporation and Whistler Ventures LLC (8)
10.14
Purchase and Sale Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands (9)

10.15	Assignment and Transfer of Interest (50%) effective September 28, 2016 between Petrolia Energy Corporation and Jovian Petroleum Corporation (9)
10.16
Share Exchange Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 40% Net Working Interest in the Slick Unit Dutcher Sands (9)

10.17
Promissory Note ($1M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands (9)

10.18
Production Payment Note ($3M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands (9)

10.19	Settlement Agreement effective February 12, 2017 between Petrolia Energy Corporation and Dead Aim Investments (10)
10.20	Quitclaim Deed effective February 12, 2017 by and between Dead Aim Investments and Petrolia Energy Corporation, relating to the 60% Net Working Interest in the Twin Lakes San Andres Unit (10)
14.1	Code of Ethical Business Conduct (11)
21.1	Subsidiaries
23.1*	Consent of MKM Engineering
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**	Oil and gas reserve report
99.2	Second Amendment to Rick Wilber Note Agreement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*        Filed herewith
**      Furnished herewith
***    Indicates management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on September 28, 2015 (File Number 000-52690) and incorporated by reference herein.

(2) Incorporated by reference to the same exhibits filed with the Company’s registration statement on Form SB-2 (Commission File No. 333-136012) filed on July 25, 2006.

(3) Incorporated by reference to the same exhibits filed the Company’s registration statement on Form S-1 (File No. 333-184575) filed on October 24, 2012.

(4) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on September 12, 2016 (File Number 000-52690) and incorporated by reference herein.

(5) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2015 (File Number 000-52690) and incorporated by reference herein.

(6) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2016 (File Number 000-52690) and incorporated by reference herein.

(7) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Commission on August 23, 2016 (File Number 000-52690) and incorporated by reference herein.

(8) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on September 22, 2016 (File Number 000-52690) and incorporated by reference herein.

(9) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2016 (File Number 000-52690) and incorporated by reference herein.

(10) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2017 (File Number 000-52690) and incorporated by reference herein).

(11) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Commission on November 23, 2016 (File Number 000-52690) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer
(Principal Executive)
Date: April 17, 2017

	By:	/s/ Paul Deputy
Paul Deputy
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan	Chief Executive Officer
Zel C. Khan	Principal Executive, and Director	April 17, 2017

/s/ Leo Womack
Leo Womack	Chairman	April 17, 2017

/s/ Lee Lytton
Lee Lytton	Director	April 17, 2017

/s/ Joel Oppenheim
Joel Oppenheim	Director	April 17, 2017

/s/ Quinten Beasley
Quinten Beasley	Director	April 17, 2017

PETROLIA ENERGY CORPORATION
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Petrolia Energy Corporation
Houston, TX

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception and has a net working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 17, 2017

PETROLIA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$68,648	$3,091
Accounts receivable	199,003	48,633
Other current assets	31,192	31,049
Total current assets	298,843	82,773

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	13,465,387	4,733,853
Furniture, equipment & software	200,416	108,234
Less accumulated depreciation	(1,119,708)	(1,045,644)
Net property and equipment	12,546,095	3,796,443

Other Assets
Intangible assets	49,886	—
Note receivable	316,800	316,800

Total Assets	$13,211,624	$4,196,016

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$352,241	$169,564
Accrued liabilities	494,983	133,398
Debt short term	275,000
Convertible debt - related party (net of unamortized discount $0, $171,573)	550,000	378,427
Current maturities of installment notes payable	26,186	21,144
Note payable – related parties	1,287,980	192,875
Total current liabilities	2,986,390	895,408

Asset retirement obligations	322,710	213,328
Installment note payable	---	6,652
Note payable to related party – long term	2,904,020	--
Total Liabilities	6,213,120	1,115,388

Stockholders’ Equity
Preferred stock, $.10 par value; 1,000,000 shares authorized; No shares issued & outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 79,034,505 and 42,839,958 shares issued and outstanding	79,034	42,840
Additional paid in capital	14,887,090	9,129,629
Accumulated deficit	(7,967,620)	(6,091,841)

Total Stockholders’ Equity	6,998,504	3,080,628
Total Liabilities and Stockholders’ Equity	$13,211,624	$4,196,016

The accompanying notes are an integral part of these audited consolidated financial statements

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2016	December 31, 2015

Oil and gas sales	$123,246	$187,976
Equipment sales to related party	198,000	--
Total Revenue	321,246	187,976

Operating expenses
Cost of equipment sold	33,330	--
Lease operating expense	304,199	250,303
General and administrative expenses	1,433,182	706,456
Depreciation, depletion and amortization	74,065	94,964
Asset retirement obligation accretion	38,998	11,856
Impairment of oil & gas properties	--	668,073
Total Operating Expense	1,883,774	1,731,652
Loss from Operations	(1,562,528)	(1,543,676)
Interest (expense)	(359,239)	(241,778)
Other income (expense)	60,324	38,719
Loss on warrants issued for PORRI	(14,336)	---
Loss on conversion of debt	---	(109,879)
Total other income (expense)	(313,251)	(312,938)
Net loss from continuing operations before taxes	(1,875,779)	(1,856,614)
Income tax provision (benefit)	—	—

Net Loss	$(1,875,779)	$(1,856,614)

Loss per share
(Basic and fully diluted)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	54,541,922	24,875,600

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015

Cash Flows from Operating Activities
Net Loss	$(1,875,779)	$(1,856,614)
Adjustment to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	74,065	94,964
Accretion of debt discount	171,573	152,980
Finance fee for extension on note payable	79,223	37,500
Impairment of oil & gas properties	---	668,073
Loss on conversion of debt		109,879
Cost of warrants issued for PORRI	14,336	---
Loss on disposal of assets	---	497
Debt Issuance costs	38,622	---
Asset retirement obligation accretion	38,998	11,856
Stock-based compensation expense-employees	150,790	185,395
Stock-based compensation expense-consultants and directors	209,125	--
Changes in operating assets and liabilities
Accounts receivable	(150,370)	(22,457)
Inventory	33,330	---
Other assets	(143)	9,752
Accounts payable	302,821	70,139
Accrued liabilities	161,586	81,707
Deferred salaries	200,000	40,000
Net cash used in operating activities	(551,823)	(416,329)

Cash Flows from Investing Activities
Cash acquired from investment in Askarii	114	---
Proceeds from sale of property and equipment	30,000	4,029
Purchase of fixed assets	(93,476)	(19,854)
Cash used in investing activities	(63,362)	(15,825)

Cash Flows from Financing Activities
Proceeds from shareholder advances	388,000	134,000
Proceeds from issuance of common stock	111,352	302,000
Payments of shareholder advances	(92,000)	(8,000)
Payments on notes payable	(1,610)	(17,443)
Proceeds from short term loans	275,000	---
Cash provided by financing activities	680,742	410,557

Net change in cash and cash equivalents	65,557	(21,597)

Cash and cash equivalents
Beginning of period	3,091	24,688

End of period	$68,648	$3,091

The accompanying notes are an integral part of these audited consolidated financial statements

	Year Ended December 31, 2016	Year Ended December 31, 2015
SUPPLEMENTAL DISCLOSURES
Interest paid	$33,088		$5,660
Income taxes paid	—		—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES

Settlement of accrued accounts payable through share issuance	120,146		—
Initial recognition of asset retirement obligations	70,384		26,201
Change in estimated cash flows from asset retirement obligation	---		75,096
Fair value of stock issued for oil properties	4,773,186		719,903
Fair value of stock issued for extinguishment of debt	146,875		316,800
Shares issued in payment of shareholder advance	150,000		130,000
Note payable for oil & gas properties	$4,000,000	$	---

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	19,353,152	$19,353	$7,351,640	$(4,235,227)	$3,135,766
Shares issued for services	1,100,000	1,100	52,178	—	53,278
Stock based compensation - directors	—	—	132,117	—	132,117
Repurchase and cancellation of common shares	(400,000)	(400)	400	—	—
Shares issued related to acquisitions	10,586,806	10,587	709,316	—	719,903
Shares issued for note receivable	6,000,000	6,000	310,800	—	316,800
Shares issued for note extension	500,000	500	37,000	—	37,500
Shares issued for cash	4,100,000	4,100	297,900	—	302,000
Shares issued for conversion of shareholder advances	1,600,000	1,600	238,278	—	239,878
Net Loss	—	—	—	(1,856,614)	(1,856,614)
Balance at December 31, 2015	42,839,958	$42,840	$9,129,629	$(6,091,841)	$3,080,628

Shares issued for settlement of payables	1,581,098	1,581	118,565	—	120,146
Stock based compensation - directors	---	---	209,125	—	209,125
Stock based compensation – employees	800,000	800	149,990	—	150,790
Shares issued for issuance of common stock for cash	1,625,000	1,625	109,727	—	111,352
Shares issued related to acquisitions	28,808,985	28,809	4,744,377	—	4,773,186
Warrants issued for note extension	---	---	79,223	—	79,223
Warrants issued for loans	---	---	38,622	—	38,622
Shares issued for conversion of shareholder advances	1,910,714	1,910	148,090		150,000
Warrants issued for PORRI equity offering	---	---	14,336		14,336
Shares issued for extinguishment of debt	1,468,750	1,469	145,406	---	146,875
Net Loss				(1,875,779)	(1,875,779)
Balance at December 31, 2016	79,034,505	$79,034	$14,887,090	$(7,967,620)	$6,998,504

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1. ORGANIZATION

Petrolia Energy  Corporation (“we”, “us”, and the “Company”) was formed for the purpose of oil and gas exploration, development, and production. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission (“SEC”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Management Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include asset retirement obligations (Note 10), income taxes (Note 11) and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (Note 12).

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the un-weighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period. There was no impairment during the year ended December 31, 2016. In 2015, there was an impairment of $668,073 which was primarily due to the decrease in oil prices during the year.

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

Revenue Recognition — Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred; collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no imbalance positions at December 31, 2016 or 2015. Charges for gathering and transportation are included in production expenses.

Receivables and allowance for doubtful accounts — Oil revenues receivable do not bear any interest. These receivables are primarily comprised of joint interest billings. Early in 2017, $117K of these receivables were provided as consideration towards the purchase of the 60% WI in TLSAU (see Note 13 for further explanation).  We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

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

Debt Issuance Costs — Costs incurred in connection with the issuance of long-term debt are presented as a direct deduction from the carrying value of the related debt and amortized over the term of the related debt.

Stock-Based Compensation — The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Sholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The Company may grant stock to employees and contractors in exchange for services rendered.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2016 and 2015.

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company’s tax returns filed since the 2012 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Furniture, equipment, and software — Furniture, equipment, and software are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred. We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended December 31, 2016 and 2015, respectively.

Earnings (Loss) Per Share — Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 54,541,922 for 2016 and 24,875,600 for 2015. Diluted earnings per share (EPS) amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in all periods presented because losses are anti-dilutive.

Concentration of Credit Risk — The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company’s oil sales revenues for 2016 and 2015. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

Fair Value Measurements — The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

Related Party – The Board approves all material related party transactions.  The Board is provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to the Company and the relevant related party.  In determining whether to approve a related party transaction, the following factors are considered:  (1) if the terms are fair to the Company, (2) if there are business reasons to enter into the transaction, (3) if the transaction would impair independence of an outside Director, (4) if the transaction would present an improper conflict of interest for any Director or executive officer.  Any member of the Board who has an interest in the transaction will abstain from voting on the approval of the related party transaction.

Intangible Assets – Our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit.  Intangible assets acquired as part of a business combination are capitalized at their acquisition date fair value.

Equipment Sales – Revenues from the sale of oil and gas related equipment are recognized at the time of sale, when the significant risks and rewards of ownership have been transferred to the buyer and the recovery of the consideration is probable.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by drilling productive oil or gas wells. However, we will need to raise the funds required to drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. We may not be successful in raising the capital needed to drill oil or gas wells. Any wells that we may drill may not be productive of oil or gas. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

NOTE 4. NOTE RECEIVABLE

The Company purchased a Note Receivable from Blue Sky New Mexico, Inc. (“BSNM”) on November 4, 2015 with a face value of $1,300,000. BSNM had previously purchased this note from the Bankruptcy Trustee, it was an asset of the Orbit Petroleum bankruptcy liquidation. The Company issued six million (6,000,000) shares of common stock as consideration for the note. The dollar value of the shares on this date was $316,800, specifically 6,000,000 shares at a market price of $0.528 per share. The note bears an annual simple interest rate that accrues at the rate of 10%. The note is secured by mortgages on the Twin Lakes oil and gas leases.

On November 4, 2015, the note was past due and is considered to be in default. In February 2017, the Company included the note as consideration for the purchase of a 60% working interest in TLSAU, so it is no longer outstanding.  See Note 13 for further explanation.

NOTE 5. RELATED PARTY TRANSACTIONS

 During 2015, shareholder advances of $184,000 were made to the Company ($134,000 in cash, $50,000 in a non-cash part of the Twin Lakes purchase). During 2015, $8,000 of those advances were repaid in cash. The $50,000 non-cash payment resulted from the issuance of 800,000 shares at a price of $0.06 per share. At year end, the balance of $46,000 remained outstanding but was repaid during the first quarter of 2016.  See Note 6 for table that reports 2016 balances and activity.

The Company has granted 488,895 restricted shares to David N. Baker, former CEO and Director of the Company, which were not vested on December 31, 2014. After his resignation on February 28, 2015, 400,000 of these shares were voided and returned to the treasury.

Stock based compensation of $33,778 was recorded related to shares issued to David N. Baker, former CEO and Director of the Company, during the three months ended March 31, 2015.

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors and twenty two (22) total units were sold to accredited investors and related parties.  Mr. Leo Womack, Chairman of the Company, Mr. Lee Lytton, a Director of the Company and Mr. Joel Oppenheim, a Director of the Company purchased shares to offset advances.  See Note 6 for financial related details related to all purchases.

 On June 11, 2015, our board of directors agreed to issue Joel Oppenheim 100,000 shares of our restricted common stock at a price of $0.11 per share in consideration for agreeing to serve on our board of directors

On September 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.06 cents per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 31, 2018. As of December 31, 2015 twenty seven (27) units had been subscribed for and 2,700,000 shares of common stock had been purchased. Included in the twenty seven units was a purchase of 200,000 shares by Mr. Joel Oppenheim, 200,000 shares by Mr. Lee Lytton, and 800,000 shares by Mr. Zel C. Khan, the CEO of the Company.  Mr. Khan’s shares were valued at $48,000 and 800,000 warrants were valued at $21,107 resulting in a loss on conversion of $19,079.  . This offering was closed on May 31, 2016.

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

On September 23, 2015, the Company’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of the Company’s restricted common stock in consideration for entering into an employment agreement with the Company. The value of the award on the issuance date was $68,000. In 2015, $8,500 of this award was expensed in 2015. In 2016, $34,000 of this award was expensed.  The remaining award amount at 2016 year end is $25,500. The Company will issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 cents per share for each dollar of Mr. Khan’s gross salary that is deferred. The Warrants will have a term of 36 months from date of grant, which will be issued quarterly. During 2015, 40,000 warrants were issued related to the gross salary deferral.  During 2016, 160,000 warrants at a fair value of $17,704 were issued related to the gross salary deferral.  At December 31, 2016, a cumulative balance of 200,000 warrants had been issued to Mr. Khan’s relating to his gross salary deferral.

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

During 2015, a total of 1,600,000 shares were issued through the conversion of debt, along with 1,600,000 warrants with an exercise price of $0.10 per share. These conversions resulted in a total of $130,000 being repaid through the issuance of the equity. The total corresponding loss on conversion of the debt was $109,879, which was primarily resulting from the valuation of the warrants. (See Note 7. EQUITY for the details of these transactions)

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located in Chavez County, New Mexico (the “Net Working Interest”) and all operating equipment on the field. The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875. In addition, a $1.3 M face value BSNM note was purchased for $316,800 (6,000,000 shares or .0528 per share).

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“PORRI”) offering on behalf of the SUDS field to raise $300,000. Under the terms of the Company offering, investors will receive 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time as they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 shares of Company’s common stock was granted with an exercise price of $0.10 per share, and an expiration date of February 28, 2019. At the end of the second quarter of 2016, the $300,000 offering had been received which resulted in the granting of warrants to purchase 150,000 shares of common stock. The following affiliated investors each purchased one (1) unit in the offering: Joel Oppenheim, Jovian, Lee Lytton, Paul Deputy and Leo Womack, cumulatively receiving 50,000 warrants. The fair value of all 150,000 SUDS related warrants was $14,336 based on a $0.06 per share valuation, volatility of 235%, a discount rate of 1.09%, over a 3 year term. This fair value was accounted for as a loss on the conveyance.  In addition, to properly account for the Company’s 10% working interest owner in the SUDS field, $30,000 was offset against the full cost pool of Oil & Gas Properties.

The Company through its wholly-owned subsidiary Askarii sold pump jacks to the other owners of the SUDS properties (before the Company’s September 2016 acquisition of the 90% working interest), totaling $198,000 for the year ended December 31, 2016.  Askarii booked a profit of $164,670 on the sale of pump jacks to the other owners of the SUDs properties.

On February 10, 2016, a shareholder provided an advance of $20,000 in order to temporarily fund the Company’s working capital needs.  On April 1, 2016, in order to compensate the shareholder, the Company issued 285,714 shares in consideration for forgiveness of the debt in full.  The valuation of the issuance was $20,000, based on 285,714 shares valued at $0.07 per share on April 1, 2016.

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2017, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2017, and is excisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045.

Effective April 18, 2016, Quinten Beasley was compensated for his Board service during 2016 through a grant of 500,000 warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.07 per share, which vested immediately, and is exercisable for 36 months thereafter. The fair value of the warrants is $41,891 based on a $0.08 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the warrants was expensed in 2016. These warrants are subject to a claw-back provision which would be ratably invoked if a director did not complete his 2016 service term.

On May 2, 2016, the Company paid off its outstanding Promissory Note to Blue Sky NM (“BSNM”) for $146,875.  This Note was created when the 15% working interest in the Twin Lakes field was purchased in November of 2015.  The payoff was made by issuing 1,468,750 shares of the Company’s restricted common stock.  Based on the market value of the stock on May 2, 2016 of $0.10, the value of the transaction was $146,875 and resulted in no gain or loss.  In addition, a cash payment of $4,869 was made to pay off the remaining outstanding interest.

On May 31, 2016, in exchange for a cash payment of $48,000, the Company issued 8 units or 800,000 shares to the current CFO as part of, and under the terms of, the September 1, 2015 private offering.  The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 5, 2018.  This represented the final sale under this offering.

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

On July 13, 2016, the Company issued warrants to purchase 60,000 shares of common stock.  The warrants were related loans provided by investors to the purchase a pulling rig.  The fair value of all of the warrants was $3,744 at an exercise price of $0.06 per share, expiring on July 13, 2019.  The following affiliated investors each received 10,000 warrants related to their loans: Joel Oppenheim - Director, Lee Lytton - Director, Paul Deputy – CFO, Leo Womack – Board Chairman and Quinten Beasley - Director.

On August 18, 2016, Paul M. Deputy was appointed Chief Financial Officer (“CFO”) of the Company and entered into an employment agreement with the Company effective July 1, 2016 to serve as Chief Financial Officer for an initial term of twelve (12) months (automatically renewable thereafter for additional one year terms).  The agreement provides that the Company will pay Mr. Deputy $140,000 per year.  After 90 days the Board has chosen to issue Mr. Deputy’s one warrant for each dollar of gross salary that is deferred.  The exercise price of the warrants is the market price of the Company’s shares at each quarter end.  The Company granted Mr. Deputy options to purchase 550,000 shares of the Company’s restricted common stock at a value of $26,096 with an exercise price of $0.077 per share with a term of three (3) years beginning July 1, 2016, as a signing bonus.  These warrants were recognized as stock compensation expense.

In association with Mr. Deputy’s employment agreement dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the year ended 2016. Mr. Deputy’s total accrued salary at December 31, 2016 was $52,520.  The Company granted warrants to purchase 46,666 shares of common shares for year ended 2016. The warrants have a term of 36 months from their issuance date. The fair value of all four quarter’s warrants was $7,090, based on a $0.14 price per share valuation, volatility of 317%, a discount rate of 1.09% and a 3 year term.  The warrants were recognized as stock compensation expense.

On August 17, 2016, the Company issued warrants to purchase 10,000 shares of common stock.  The warrants were related to Bridge loans – working capital notes that were not paid timely.  The agreement stated that lenders would be paid a 10% warrant coverage.  At August 17, 2016, Director Joel Oppenheim was had a balance due of $100,000 and was issued 10,000 warrants.  The fair value of these warrants was $1,588 at an exercise price of $0.09 per share, expiring on August 17, 2019.

On August 18, 2016 the Board of Directors issued the CFO 500,000 shares of the Company’s restricted common stock for a signing bonus.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $38,500 and recorded as stock based compensation.

On August 18, 2016 the Board of Directors granted Joel Oppenheim options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning August 17, 2016 at a value of $23,028 as compensation for arranging and guaranteeing certain bank relationships for the Company.

On August 25, 2016, in consideration for the cancellation of $12,000 of accounts payable, the Company issued 150,000 shares at a valuation of $12,000 priced at $0.08 per share, to Director Quinten Beasley.

On August 25, 2016, in consideration for the cancellation of debts incurred, the Company issued 250,000 shares to Director Joel Oppenheim. These shares had a valuation of $20,000 and were priced at $0.08 per share.

On August 25, 2016, in consideration for the cancellation of $56,107 of accounts payable and $110,000 of debts incurred, the Company issued 2,076,000 shares at a valuation of $166,107 priced at $0.08 per share, to the CFO.

During the 2nd and 3rd quarter of 2016, warrants to purchase 230,000 shares of common stock were issued for pre-bridge loans. The loans were provided as follows: $110,000 by Director Joel Oppenheim, $100,000 by the CFO and $20,000 by Chairman Leo Womack.  These warrants had a valuation of $15,792 with an exercise price of $0.09 per share and expire in the 2nd and 3rd quarter of 2019.

On September 28, 2016 the Company issued 24,308,985 shares of its restricted common stock to SUDS Properties LLC., a related party, to acquire an additional 40% working interest ownership As a result of the exchange, SUDS became a wholly-owned subsidiary of the Company.  The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of Petrolia’s shares on September 28, 2016 (the effective date of the transaction).

On September 28, 2016, the Company acquired an additional 50% working interest ownership from Jovian Resources LLC for $4,000,000 in debt.  Specifically, a Promissory Note payable for $1,000,000 as outlined above in Note 4.  In addition, a Production Payment Note for $3,000,000 will be paid out net revenues received by the purchaser.  See Note 6 for additional details of this transaction.  The final purchase price allocation of the combined transactions is as follows: oil and gas properties acquired $8,401,318, asset retirement obligation assumed of $28,132.

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

The Board authorized the Company to allow all outstanding warrant-holders to exercise their outstanding warrants at a 20% discount.  In October 2016, four (4) warrant holders exercised a total of 825,000 warrants by remitting payments of $63,352 at an average share price of $0.095 per shares.  Director Lee Lytton exercised 10,000 warrants (included in the total above) by remitting a payment of $472 at a share price of $0.059 per share.  Director Joel Oppenheim exercised 300,000 warrants by remitting payment of $18,480 at a share price of $0.06 per share.

On December 31, 2016, the Company issued warrants to purchase 500,000 shares of Company common stock to extend the due date on Rick Wilber’s Notes, based on the Amendment to the Agreement.  (See Exhibit 99.2)  These warrants were valued at $79,223 and have an exercise price of $0.15 and expire on December 31, 2021.

NOTE 6. NOTES PAYABLE

Convertible Debt – Related Party

On June 17, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rick Wilber. Pursuant to the Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $350,000, a convertible secured promissory note in the principal amount of $350,000 (the “Note”) convertible at $0.30 per share, and a warrant to purchase 1,000,000 shares of the Company’s common stock (the “Warrant”) at an exercise price of $0.80 per share. The Warrant vests immediately and has a term of 10 years. The relative fair value of the Warrant was determined to be $148,925, which was recorded as a debt discount. The intrinsic value of the beneficial conversion feature of the note was determined to be $102,259 and was recorded as a debt discount. The debt discounts are being amortized over the life of the Note using the effective interest method. The effective interest rate was 53.7%. The $350,000 balance is due June 17, 2016. The Note’s due date has been extended until June 30, 2017.

On September 30, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “September Purchase Agreement”) with Rick Wilber. Pursuant to the September Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “September Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “September Warrant”) at an exercise price of $0.80 per share. The September Warrant vests immediately and has a term of 10 years. The relative fair value of the September Warrant was determined to be $46,022 which was recorded as a debt discount. The intrinsic value of the beneficial conversion feature of the September Note was determined to be $46,022 and was recorded as a debt discount. The debt discounts are being amortized over the life of the September Note using the effective interest method. The effective interest rate was 119.7%. The $100,000 balance is due September 30, 2016. The September Note’s due date has been extended to June 30, 2017.  In order to extend the September Note’s due date and based on the Amendment to the Agreement, warrants to purchase 500,000 shares of Company common stock were issued by the Company.  (See Exhibit 99.2)  These warrants were valued at $79,223 and have an exercise price of $0.15 and expire on December 31, 2021.

On December 31, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “December Purchase Agreement”) with Rick Wilber. The September Note was consolidated into the December Purchase Agreement. Pursuant to the December Purchase Agreement, in addition to the proceeds of the September Note, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “December Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “December Warrant”) at an exercise price of $0.80 per share. The December Warrant vests immediately and has a term of 10 years. The relative fair value of the December Warrant was determined to be $49,873 which was recorded as a debt discount. The intrinsic value of the beneficial conversion feature of the December Note was determined to be $50,127 and was recorded as a debt discount. The debt discounts are being amortized over the life of the December Note using the effective interest method. The effective interest rate was 132.2%. The $100,000 balance is due September 30, 2016. The December Note’s due date has been extended to June 30, 2017

During the years ended December 31, 2016 and 2015, the Company amortized $171,573 and 152,980 of the total discounts on the three transactions above to interest expense. At December 31, 2016 the discount was fully amortized, and the ending note payable-related party balance was $550,000; resulting in net convertible debt-related party of $550,000.

Convertible Debt – (non related parties)

Convertible Bridge Notes

On July 25, 2016 the Company entered into Promissory Notes for $75,000 with accredited investors.  The notes bear interest at 10% per annum and mature on July 31, 2017. If the Company completes a qualified offering prior to July 31, 2017, the notes and accrued interest will automatically convert into the common shares at an 80% conversion rate.  If not converted earlier, the principal and interest on the Note will convert into shares at the rate of $0.10 per share at maturity

Promissory Notes – non convertible (related parties)

On November 4, 2015 the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock The 500,000 shares were issued at a price of $0.75 per share at a value of $37,500.

On May 2, 2016, the Company paid off its outstanding Promissory Note to BSNM for $146,875.  The payoff was made through the issuance of 1,468,750 shares of Company common stock. Based on the market value of the stock on May 2, 2016 of $0.10, the value of the transaction was $146,875 and resulted in no gain or loss. In addition, a cash payment of $4,869 was made to pay off the remaining outstanding interest.

On May 1, 2015, twenty two (22) units of the private offering of its securities under Regulation D were subscribed for by accredited investors which resulted in 2,200,000 shares being purchased.  Eight (8) units of the twenty two (22) units or 800,000 shares were issued for conversion of debt. These eight units were issued as follows. Mr. Leo Womack, Chairman of the Company, purchased 300,000 shares (including 300,000 warrants) through the Leo B. Womack Family Trust.  Mr. Lee Lytton, a Director of the Company, purchased 300,000 shares (including 300,000 warrants). Mr. Joel Oppenheim, a Director of the Company, purchased 200,000 shares (including 200,000 warrants). These 800,000 shares (and 800,000 warrants) offset a total of $80,000 in advances from affiliates that was disclosed as a liability in the consolidated financial statements as of March 31, 2015 and were converted to equity in this offering. The conversion resulted in a $90,800 loss on the conversion (including the value of the warrants).  In addition, Jovian purchased 100,000 of the shares and Joel Oppenheim purchased an additional 100,000 shares, exclusive of his shares related to his conversion of debt.

A Promissory Note to Jovian for $1,000,000 was executed bearing interest at 5% and due on December 31, 2016 related to the acquisition of a 50% working interest in the SUDS field.  If full payment is not made by December 31, 2016, the buyer extended the Note to June 30, 2017 by making a $10,000 payment in cash.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  In the event the Company closes any financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to pay the Note.

Production Payment Note

In addition to the Promissory Note described above, a Production Payment Note was executed for the same 50% working interest in the SUDS field.  This note was for $3,000,000, paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that is attributable to the SUDS field assets.  The Purchaser shall make the production payments to seller no later than the end of each calendar month.  The Production Payment Note is secured by a 12.5% undivided working interest in the SUDS field.  Based on forecasts of future SUDS related revenues, $2,904,020 of the note balance is classified as long term and $95,980 is classified as current.

Bridge Loan – Working Capital

On June 17, 2016, the Company entered into Temporary Unsecured Loans (Bridge Loan – Working Capital) for $230,000.  The notes bear interest at 10% per annum payable and mature in sixty (60) days.  The lenders receive 100% warrant coverage at an exercise price of $0.09 per share.  If the loans are not paid in 60 days, a 10% warrant coverage default penalty is paid. Initially, Director Leo Womack loaned $20,000, Director Joel Oppenheim loaned $110,000 and the CFO loan $100,000.  At December 31, 2016 the outstanding balance of Bridge Loan – Working Capital is $120,000.  The decrease during 2016 was due to Mr. Oppenheim converting $20,000 and the CFO converting $110,000 of their respective debt into shares.

Rig Loan

One July 13, 2016, the Company entered into Temporary Unsecured Loans (Rig Loan) for $60,000.  The notes bear interest at 10% per annum payable and mature on September 13, 2016.  Should the Company default in timely repayment, the Company shall pay a penalty to each of the named parties by issuing warrants at a 100% coverage ratio.  Each warrant will have a exercise price of $0.059 per share and will expire September 13, 2019.  The following related parties loaned funds to the Company as follows: $10,000 from Mr. Leo Womack – Chairman, $10,000 from the CFO, $10,000 from Mr. Lee Lytton – Director, $10,000 from Mr. Joel Oppenheim – Director, $10,000 from Mr. Quinten Beasley – Director.

Promissory Notes – (non related parties)

Short Term Debt

On November 15, 2016 the Company entered into Promissory Notes for $200,000 with two accredited investors.  The notes bear interest at 12% per annum payable monthly at the rate of 1% and will mature on May 31, 2017. The Company will have the option of extending the notes for up to an additional six (6) months at an annual rate of 18% by paying interest monthly at a rate of 1.5%. Investors received warrants to purchase 100,000 shares of common stock (a 50% coverage ratio) at an exercise price of $0.12 per share.  The warrants expire on December 31, 2019.

Installment Notes

 On May 8, 2014, the Company entered into an installment note with CNH Industrial Capital in the amount of $57,613 for a term of three years at 2.9% APR. Principal payments of $1,610 were made during 2016, leaving a remaining balance of $26,186 at year end All of the remaining $26,186 balance is due for payment during 2017.

Shareholder Advances (Related Party Only)
Amount
Balance at December 31, 2015	$46,000

Additions
Rig Loan (1)	60,000
Bridge loan – Working Capital (2)	230,000
Advance (3)	98,000
Total Additions	388,000

Payments
Debt Conversion to Shares (4)	150,000
Cash (5)	92,000
Total Payments	242,000

Balance at December 31, 2016	$192,000

(1)	Represents funds that were provided to purchase a pulling rig for maintenance work on the Company’s wells
(2)	Funds that were provided as pre-bridge working capital loans. These loans earn interest at 10% and are due in 60 days from issuance.
(3)	Funds that were provided by related parties as shareholder advances.
(4)
Shares were issued to extinguish outstanding liabilities of the Company.  These liabilities could be outstanding shareholder advances, pre-bridge working capital loans or service related accounts payable.

(5)	Funds that were paid in cash by the Company to various related parties to reimburse for funds that were previously loaned as a shareholder advances.

Five Year Maturity

As of December 31, 2016, future maturities on our notes payable, which include the $550,000 convertible notes payable-related party, $1,000,000 Promissory Note, $3,000,000 Production Payment Note, $200,000 Short Term Notes, $192,000 Related Party Notes, $75,000 Investor Notes, and the $26,186 remaining balance of the installment note described above, were as follows:

Fiscal year ending:
2017	$2,139,166
2018	922,608
2019	1,121,267
2020	860,145
Total	$5,043,186

Of the total future maturities, $550,000 relates to the convertible debt with Mr. Wilber, which all comes due in 2017.

NOTE 7. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock –

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.10 per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 per share at any time prior to August 5, 2018. As of December 31, 2015 fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased by various accredited investors. See Note 6 for financial related details on all purchases.

On September 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 100,000 shares of common stock at a price of $0.06 per share and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.10 per share at any time prior to August 31, 2018. As of December 31, 2015 twenty seven (27) units had been subscribed for and 2,700,000 shares of common stock had been purchased. Seven (7) of those units were purchased by accredited investors. This offering was closed on May 31, 2016.

On September 23, 2015, the Company acquired a 10% working interest from Jovian in the SUDS field, in exchange for 10,586,805 shares of restricted common stock.  For further details see Note 9.

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

At the 2015 Annual Meeting of our Stockholders, held on April14, 2016, the shareholders voted to increase the total number of authorized shares of common stock to 150,000,000.

On November 4, 2015, the Company acquired a 15%  net working interest in the TLSAU field and all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and BSNM, which was dated November 4, 2015 (the “Purchase Agreement”).

On February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources, LLC, a private Texas based oil & gas service company for 1,000,000 shares of Company common stock.  See Note 9 for further details on this transaction.

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

On September 1, 2016, the Company acquired an additional 25% working interest ownership of TLSAU field through the issuance of 3,500,000 shares of its restricted common stock with an unrelated party.  See Note 9 for additional details on this transaction.

On September 28, 2016, the Company issued 24,308,985 shares of its restricted common stock to Jovian to acquire an additional 40% working interest ownership of SUDS. See Note 9 for further details of this transaction.

On September 30, 2016, per the consulting agreement, a contractor was issued 11,607 shares of common stock in exchange for services.  These shares were valued at $1,625 at a market price of $0.14 per share.

Effective September 30, 2016, the seven (7) Advisory Board members were compensated for their service from April 1, 2016 through September 30, 2016 (for two quarters) though the granting of 12,500 warrants each (87,500 total warrants per quarter), per quarter per Board member, to purchase 12,500 shares of the Company’s common stock at an average exercise price of $0.095 per share, which vested immediately, and are exercisable for 36 months thereafter. In 2016, a total of 262,000 warrants were issued with a fair value of $29,161 based on an average $0.095 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the warrants was expensed in 2016. These warrants are subject to a clawback provision which would be ratably invoked if an advisory board member did not complete his 2016 service term.

On December 7, 2016 the Board of Directors issued a key employee (Horacio Fernandez) 100,000 shares of the Company’s restricted common stock.  The shares were issued at current market price of $0.12 per share on the effective date of November 17, 2016 at a value of $12,000 and recorded as stock based compensation.

During December 2016, warrants to purchase 100,000 shares of common stock were issued for short term debt. The loans were provided by accredited investors.  These warrants had a valuation of $14,870 with an exercise price of $0.12 per share and expire in December 2019.

On December 31, 2016, a contractor was granted warrants to purchase 40,000 shares of common stock with an exercise price of $0.14 per share.  These warrants were valued at $5,545 at a market price of $0.16 per share.

On December 31, 2016, per the consulting agreement, a contractor was issued 18,157 shares of common stock in exchange for services.  These shares were valued at $2,869 at a market price of $0.16 per share.
Summary information regarding common stock warrants issued and outstanding as of December 31, 2016, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2014	4,170,111	$0.77	$—	6.1
Granted	7,740,000	0.10	—	2.6
Exercised	—	—	—
Expired	—	—	—
Outstanding at year ended December 31, 2015	11,910,111	0.33	—	3.5
Granted	5,740,416	0.09	—	2.6
Exercised	(825,000)	—	—
Expired	—	—	—
Outstanding at year ended December 31, 2016	16,825,527	$0.25	$—	3.2

	Year Ended December 31,
	2016	2015
Warrants Granted
Board of Director Service	2,500,000	2,000,000
PORRI	150,000
Deferred Salary – CEO, CFO	206,666	40,000
Providing Bond Related Collateral	31,250
Pre-bridge Loans	290,000
Short-term Debt	100,000
Advisory Board	262,500
Deferred loan penalty	10,000
Consulting Agreements	340,000
Rick Wilber Loan	500,000
Signing Bonus – CEO, CFO	550,000
Private Placement Memo (Sept 2015)	800,000	3,500,000
Private Placement Memo (May 2015)		2,200,000
Total	5,740,416	7,740,000

NOTE 8. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company is not aware of any environmental claims existing as of December 31, 2016, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of December 31, 2016, the Company has one annually renewable office lease in Houston at a cost of $1,650 per month.

During 2016, one Director and the CFO provided personal guarantees to the bank.  The bank, relying on those guarantees, issued letters of credit to bonding authorities to meet regulatory bonding requirements.

NOTE 9. OIL AND GAS ACQUISITIONS

As of December 31, 2015, the Company had completed the drilling of sixteen wells on the leased properties. Four of these wells have been pledged as collateral for the convertible notes payable.

On September 23, 2015, the Company entered into a Purchase and Sale Agreement with SUDS Properties, LLC (“SUDS” and the “Purchase Agreement”). SUDS is 100% owned by Jovian Resources LLC (“Jovian”). Mr. Zel C. Khan, our present CEO, is the former manager of Jovian. Pursuant to the Purchase Agreement, the Company acquired a 10% working interest (carrying a 7.8% NRI) in the SUDS field located in Creek County Oklahoma, in exchange for 10,586,805 shares of restricted common stock. Based on that current market value of Company common stock at $0.068 per share, the price paid was $719,903. Concurrently with the purchase, Jovian agreed to assign us all rights to be the operator of the SUDS unit under a standard operating agreement. The Company did not prepare an unaudited pro-forma income statement table for 2015, related to this SUDS purchase, because the net income effect of those transactions was consider to be immaterial.

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

On September 1, 2016, the Company acquired an additional 25% working interest ownership of TLSAU field located 45 miles from Roswell, Chavez County, New Mexico through the issuance of 3,500,000 shares of its restricted common stock with an unrelated party. The purchase price of the shares equates to a $350,000 value, based on the $0.10/share market price of Petrolia’s shares on September 1, 2016. After the purchase, the company holds a total working interest ownership of 40%. The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $392,252, asset retirement obligation assumed of $42,252.

On September 28, 2016 the Company issued 24,308,985 shares of its restricted common stock to Jovian, a related party, to acquire 100% (an additional 40% working interest ownership) As a result of the exchange, SUDS became a wholly-owned subsidiary of the Company.  The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of Petrolia’s shares on September 28, 2016 (the effective date of the transaction).

On September 28, 2016, the Company acquired a 100% working interest ownership of SUDs (an additional 50% working interest ownership) through the issuance of a note payable for $4,000,000 as outlined above in note 4 and the issuance 24,308,985 shares of its restricted common stock, from a related party. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799/share market price of Petrolia’s shares on September 28, 2016. After the acquisition the company holds a total working interest ownership of 100%. The final purchase price allocation of the combined transactions is as follows: oil and gas properties acquired $8,401,318, asset retirement obligation assumed of $28,132.

The table below represents the proforma financial statement to show the effects of the combined entity for the periods presented above:

	December 31, 2016 Petrolia Combined	December 31, 2015 Petrolia Combined
Oil and Gas Sales	361,991	328,301

Net Loss	(1,960,188)	(1,989,642)

Loss per share	(0.03)	(0.04)

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

December 31, 2016
Inflation rate (avg.)	2.1%
Estimated asset life	23 years

The following table shows the change in the Company’s ARO for 2016 and 2015:

Asset retirement obligations at December 31, 2014	$100,175

Obligations assumed in acquisitions	26,201
Additional retirement obligations incurred	---
Change in estimate	75,096
Accretion expense	11,856
Settlements	—

Asset retirement obligations at December 31, 2015	$213,328

Obligations assumed in acquisition	70,384
Additional retirement obligations incurred	---
Change in estimate	---
Accretion expense	38,998
Settlements	—

Asset retirement obligations at December 31, 2016	$322,710

 NOTE 11. INCOME TAXES

There was no provision for income taxes for 2016 and 2015 due to a net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2012 forward are open to IRS examination.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015

Income tax expense computed at statutory rates	$(656,523)	$(649,815)
Non-deductible items	219,438	66,313
Change in valuation allowance	437,085	583,502

Total	$—	$—

The components of the net deferred tax asset were as follows:

	December 31, 2015
	Gross Values		Tax Effect
Deferred tax assets
Book impairment	$668,073	$	$233,826
Net operating loss carryforwards	5,911,319		2,068,962
Asset retirement obligation	—		—
Other	—		—
Total deferred tax assets	6,579,392		2,302,788

Deferred tax liabilities
O&G Properties	(2,211,892)		(774,162)
Other	—		—
Total deferred tax liabilities	(2,211,892)		(774,162)
Less: Valuation allowance	(4,367,500)		(1,528,626)
Net deferred tax assets (liabilities)	$—	$	$—

	December 31, 2016
	Gross Values	Tax Effect
Deferred tax assets		$
Book Impairment	$668,073		$233,825
Net operating loss carryforwards	7,120,879		2,492,308
Asset retirement obligation	—		—
Other	—		—
Total deferred tax assets	7,788,952		2,726,133

Deferred tax liabilities
O&G Properties	(6,496,717)		(2,273,851)
Other	—		—
Total deferred tax liabilities	(6,496,717)		(2,273,851)
Less: Valuation allowance	(1,292,235)		(452,282)
Net deferred tax assets (liabilities)	$—		$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses were approximately $7.8 million at December 31, 2016 and begin to expire if not utilized beginning in the year 2032.

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

In 2015, the Company incurred capital costs related to non-production related repairs of $65,450 on the Noack’s lease. In addition, they purchased ownership interests in the SUDS and TLSAU fields.

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Property acquisitions	$8,723,186	$769,916
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	---
Total Costs Incurred	$8,723,186	$769,916

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

	December 31, 2016	December 31, 2015
Capitalized costs
Unevaluated properties	$—	$—
Evaluated properties	13,092,012	4,586,992
	13,092,012	4,586,992
Less: Accumulated DD&A	(1,042,545)	(996,863)
Net capitalized costs	$12,049,467	$3,590,129

Oil and Gas Reserve Information. MKM Engineering, an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2016 and 2015. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America.

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

Oil (Bbls)

December 31, 2014	301,900
Revisions of prior estimates	(99,207)
Purchases of reserves in place	536,140
Production	(4,313)
December 31, 2015	734,520
Revisions of prior estimates	(58,297)
Purchases of reserves in place	1,557,660
Production	(6,643)
December 31, 2016	2,227,240

	December 31, 2016	December31, 2015

Estimated Quantities of Proved Developed Reserves – Oil (Bbls)	1,206,010	287,780
Estimated Quantities of Proved Undeveloped Reserves – Oil (Bbls)	1,021,230	446,740

The net increase –after production of 6,643 bbls– of “Total Proved Reserves” in the amount of 1,492,720 bbls from December 31, 2015 to December 31, 2016 was primarily because the Company acquired reserves in TSLAU and SUDS fields. This was offset by a reduction in reserve estimates  by 58,297 barrels of oil. This resulted in an overall increase of 1,492,720 barrels of oil of “net proved reserves”.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserve	Oil (bbls)
December 31, 2015	287,780
Acquired Reserves	989,403
Revision of prior estimates	(64,530)
Production	(6,643)
December 31, 2016	1,206,010

Proved undeveloped reserves	Oil (bbls)
December 31, 2015	446,740
Acquired Reserves	568,257
Revisions to prior estimates	6,233
December 31, 2016	1,021,230

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

	December 31, 2016	December 31, 2015

Future cash inflows	$90,265,000	$35,738,970
Future production costs	(47,050,770)	(17,472,870)
Future development costs	(10,396,000)	(4,955,500)
Future income taxes	—	—

Future net cash flows	32,818,230	13,310,600
Discount of future net cash flows at 10% per annum	(19,253,750)	(7,090,100)

Standardized measure of discounted future net cash flows	$13,564,480	$6,220,500

Changes in standardized measure of discounted future cash flows
	12/31/16	12/31/15

Beginning of year	$6,220,500	$6,303,880
Sales and transfers of oil & gas produced, net of production costs	175,048	40,633
Net changes in prices and production costs	(1,917,506)	(3,346,089)
Changes in estimated future development costs	(673,960)	360,790
Acquisitions of minerals in place, net of production costs	9,941,241	4,851,420
Revision of previous estimates	(544,877)	(1,477,073)
Change in discount	817,235	630,388
Change in production rate or other	(453,201)	(1,143,449)

End of year	$13,564,480	$6,220,500

NOTE 13. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	December 31, 2016	December 31, 2015
Revenues
Oil & Gas	$123,246	$187,976
Oil field services	198,000	---
Total Revenues	321,246	187,976

Net Income
Oil & Gas	(2,052,004)	(1,856,614)
Oil field services	176,225	---
Total Net Income	(1,875,779)	(1,856,614)

Assets
Oil & Gas	13,026,082	4,196,016
Oil field services	185,542	---
Total Assets	13,211,624	4,196,016
Accounts Receivable
Oil & Gas	199,003	48,633
Oil field services	---	---
Total Accounts Receivable	$199,003	$48,633

All segment expenses incurred by the oil and gas segment except the cost of equipment sold of $33,330 which was incurred in the nine months ended September 30, 2016 by the oil field services segment.

NOTE 14. SUBSEQUENT EVENTS

On February 13, 2017, the Board of Directors approved the increase of board membership from its current five-member board to a seven-member board.

Effective February 12, 2017, the Company acquired an additional 60% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chaves County, New Mexico (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2016.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  As a result of this transaction, Petrolia now owns 100% ownership interest in TLSAU.  Consideration of $639,675 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3 M face value) and the write off of $116,700 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability for the OPBE note that Petrolia purchased.