Form 10-Q
period 2017-03-31
Petrolia Energy Corp
filed 2017-05-15
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒	Smaller Reporting Company ☒

Emerging growth company ❒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,034,505 shares of common stock as of May 15, 2017.

PART I
 Item 1.    Financial Statements

PETROLIA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$4,387	$68,648
Accounts receivable	48,201	199,003
Other current assets	5,506	31,192
Total current assets	58,094	298,843

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,032,580	13,465,387
Furniture, equipment & software	236,092	200,416
Less accumulated depreciation	(1,137,981)	(1,119,708)
Net property and equipment	13,130,691	12,546,095

Other Assets
Intangible assets	49,886	49,886
Note receivable	---	316,800

Total Assets	$13,238,671	$13,211,624

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$402,343	$352,241
Accrued liabilities	584,211	494,983
Debt short term	275,000	275,000
Convertible debt – related party, unamortized discount of 0 and 0	550,000	550,000
Current maturities of installment notes payable	32,582	26,186
Note payable – related parties	1,414,480	1,287,980
Total current liabilities	3,258,616	2,986,390

Asset retirement obligations	436,045	322,710
Installment note payable – long term	28,316	---
Note payable to related party – long term	2,904,020	2,904,020
Total Liabilities	6,626,997	6,213,120

Stockholders’ Equity
Preferred stock, $0.10 par value, 1,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares authorized; 79,034,505 and 79,034,505 shares issued and outstanding	79,034	79,034
Additional paid in capital	14,963,530	14,887,090
Accumulated deficit	(8,430,890)	(7,967,620)
Total Stockholders’ Equity	6,611,674	6,998,504

Total Liabilities and Stockholders’ Equity	$13,238,671	$13,211,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Revenue	$		$
Oil and gas sales		33,560		22,999
Equipment sales – related party		---		180,000
Total Revenue		33,560		202,999

Operating expenses
Lease operating expense		119,992		45,994
Cost of equipment sold		---		30,300
General and administrative expenses		273,668		338,482
Depreciation, depletion and amortization		18,273		17,532
Asset retirement obligation accretion		11,930		6,428
Total operating expenses		423,863		438,736

Loss from operations		(390,303)		(235,737)

Other income (expense)
Interest (expense)		(73,112)		(73,076)
Other income		145		19,502
Loss on warrants issued for PORRI		---		(12,631)
Total other income (expense)		(72,967)		(66,205)

Net loss		$(463,270)		$(301,942)

Loss per share (Basic and fully diluted)		$(0.01)		$(0.01)

Weighted average number of common shares outstanding, basic and diluted		79,034,505		43,521,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows from Operating Activities
Net loss	$(463,270)	$(301,942)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	18,273	17,532
Accretion of debt discount	---	59,177
ARO accretion	11,930	6,428
Finance fee for extension of note payable	31,660	---
Loss on conveyance of PORRI warrants	---	12,631
Stock-based compensation expense - employees	13,351	127,755
Stock-based compensation expense – directors	12,127	---
Stock-based compensation expense – consultants	19,302	---
Changes in operating assets and liabilities
Accounts receivable	1,815	(19,049)
Inventory	---	30,300
Other assets	25,686	2,268
Accounts payable	50,102	117,423
Accrued liabilities	89,228	(13,416)
Net cash flows from operating activities	(189,796)	39,107

Cash Flows from Investing Activities
Capital expenditures on oil and gas properties	---	114
Capital expenditures on oil and gas properties	---	(2,850)
Conveyance of oil and gas properties	---	24,000
Cash flows from investing activities	---	21,264

Cash Flows from Financing Activities
Proceeds from affiliate advances	126,500	65,000
Payments of affiliated advances	---	(60,000)
Payments on notes payable	(965)	(1,610)
Cash flows from financing activities	125,535	3,390

Net change in cash and cash equivalents	(64,261)	63,761

Cash and cash equivalents
Beginning of period	68,648	3,091

End of period	$4,387	$66,852

SUPPLEMENTAL DISCLOSURES
Interest Paid		$8,318	$8,825
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Transfer to Askarii inventory	$	---	$146,861
Settlement of accrued accounts payable through share issuance		---	42,000
Purchase of Askarii		---	50,000
Initial recognition of asset retirement obligation		101,405	---
Settlement of accounts receivable and other assets for oil and gas properties		465,788	---
Note payable for vehicle purchase		35,677	---

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (“we”, “us”, “Rockdale” and the “Company”) an oil and gas exploration, development, and production company.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2016, as reported in Form 10-K, have been omitted.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Askarii Resources. Our subsidiary operates in the oil field services industry, providing equipment and services to various oil field related Companies. All significant intercompany transactions are eliminated in the consolidation process. Since the single subsidiary is wholly-owned, all non intercompany balances are included in the consolidated financial statement balances.

The severance tax balances for all years presented was reclassified and included in the Consolidated Statements of Operations’ lease operating expense line item.

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

NOTE 4. NOTE PAYABLE

On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $35,677 for a term of five years at 5.49% APR.

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, none issued or outstanding.

Common Stock –
Effective February 12, 2017, the Company acquired an additional 60% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chaves County, New Mexico (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2016.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  Dead Aim assumed liability for the OPBE note that Petrolia purchased.  As a result of this transaction, Petrolia now owns 100% working interest in TLSAU.  Consideration of $465,788 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3 M face value) and the write off of $148,988 of outstanding accounts receivable to Petrolia.

Effective March 31, 2017, the seven (7) Advisory Board members were compensated for their service from January 1, 2017 through March 31, 2017 by the granting of 12,500 warrants each (87,500 total warrants per quarter), per quarter per Board member, to purchase 12,500 shares of the Company’s common stock at an average exercise price of $0.14 per share, which vested immediately, and are exercisable for 36 months thereafter. The warrants were issued with a fair value of $12,127 based on an average $0.14 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The warrants were valued using the Black Sholes valuation model.  These warrants are subject to a clawback provision which would be ratably invoked if an advisory board member did not complete his 2017 service term.
Effective February 1, 2017, the Company entered into a consulting agreement in exchange for geology related services.  Specifically these services include providing reports detailing analysis of present and potential oil and gas assets.  The term of the agreement is one (1) year, subject to a one (1) year extension.  The consultant is granted 25,000 warrants for services provided each quarter.  The exercise price of the warrants will be the market price of the Company’s stock at quarter end, the warrant term expires 3 years from the date of issuance.  At March 31, 2017, 25,000 warrants were issued with a fair value of $3,466 based on an average $0.14 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The warrants vested immediately.

On December 13, 2016 the Company entered into a consulting agreement in exchange for assistance with evaluating financial offers, raising capital and other strategic operational decisions.  The consultant is granted 40,000 warrants for each month of service.  The exercise price of the shares is $0.14 per share and the term is 3 years.  During the first quarter of 2017, warrants to purchase 120,000 shares of common stock were issued with a fair value of $15,836, based on a $0.14 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year return.  The warrants vested in 3 years.

On December 31, 2016 the Company signed an amendment with Rick Wilber concerning his outstanding convertible debt.  A clause in the amendment stated that if Mr. Wilber’s outstanding principal balance was not paid back by January 1, 2017 then he was due to receive warrants to purchase 80,000 shares of Company common stock for each month the balance remained outstanding.  The balance was not repaid during the first quarter of 2017.  Consequently, Mr. Wilber received warrants to purchase a total of 240,000 shares of common stock which were valued at $31,660, with an exercise price of $0.15 per share that expire five (5) years from their grant dates
Summary information regarding common stock warrants issued and outstanding as of March 31, 2017, is as follows:
	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2016	16,825,527	$0.26	$-	3.20
Granted	507,500	0.14	-	3.89
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at quarter ended March 31, 2017	17,333,027	$0.26	$432,165	2.38

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of March 31, 2017, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of May 15, 2017, the Company has one annually renewable office lease in Houston at a cost of $1,650 per month.

NOTE 7. RELATED PARTY

Transactions with related parties and affiliates

In association with Mr. Deputy’s employment agreement dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended March 31, 2017. Mr. Deputy’s total accrued salary from first deferral to March 31, 2017 was $87,520.  The Company granted warrants to purchase 35,000 shares of common shares for quarter ended March 31, 2017. The warrants have a term of 36 months from their issuance date. The fair value of the quarter’s warrants was $4,851, based on a $0.14 price per share valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The warrants were valued using the Black Sholes valuation model.  The warrants were recognized as stock compensation expense.

During the three months ended March 31, 2017, shareholders advanced an additional $126,500. This increased the shareholder advance liability from $192,000 at December 31, 2016 to $318,500 at March 31, 2017.

On September 23, 2015, the Company’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of the Company’s restricted common stock in consideration for entering into an employment agreement with the Company. The value of the award on the issuance date was $68,000 and the award vests over a twenty four (24) month term. Consequently, $8,500 of the award is being expensed each quarter.  During the first quarter of 2017, $8,500 of the award was expensed.  The remaining award amount is $17,000.

NOTE 8. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenues
Oil & Gas	$33,560	$22,999
Oil field services	-	180,000
	-	-
Net Income (Loss)
Oil & Gas	(459,222)	(451,642)
Oil field services	(4,048)	149,700

Assets
Oil & Gas	13,057,078	4,140,901
Oil field services	181,593	116,561

Accounts Receivable
Oil & Gas	48,201	67,682
Oil field services	$-	$-

All segment expenses were incurred by the Oil & Gas segment.

NOTE 9. SUBSEQUENT EVENTS

Mr. Zel C. Khan, the Company’s CEO’s employment contract has been revised.  His annual salary will now be the sum of ten dollars ($10.00) per annum, effective January 1, 2017.  This salary change will be effective until the end of the fiscal year 2017.

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share.  This results in a 71.429-for-one basis based on the Company’s common stock market price of $0.14 per share on April 11, 2017.  The holders of Series A Preferred Stock are entitled to receive non-cumulative dividends at a rate of 9%.  The Preferred Stock will automatically convert into common stock when the Company’s common stock market price equals or exceeds $0.30 per share for 30 consecutive days.  Currently 23,000 shares or $230,000 of the offering has been issued.

Effective April 18, 2017, all non-insider owners of SUDS PORRI interests are authorized to convert those interests, at their sole discretion, to preferred shares in the Company in conjunction with the Company’s current Series A Preferred Stock Offering.

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in, and incorporated by reference in, this report as being applicable to all related forward-looking statements wherever they appear in this report.  We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Please see the “Glossary of Oil and Gas Terms” on page 11 of our most recent Form 10-K, for a list of abbreviations and definitions used throughout this report.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Petrolia” and “Petrolia Energy Corp.” refer specifically to Petrolia Energy Corp. and its wholly-owned subsidiary.

In addition, unless the context otherwise requires and for the purposes of this report only:

           ●           “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
           ●           “SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
           ●           “Securities Act” refers to the Securities Act of 1933, as amended.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. During 2016 and through first quarter end, the Company had thirteen (13) wells producing with one (1) injection well and one (1) did not produce/one (1) well not completed.

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

The Company has approved SUDS well#1, a new infill drill well, to be drilled during the second quarter of 2017, funding permitting.

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

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS. A Promissory Note to Jovian for $1,000,000 was executed bearing interest at 5% and due on December 31, 2016 related to the acquisition of a 50% working interest in the SUDS field.  The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field.  In addition, a Production Payment Note was executed for the same 50% working interest in the SUDS field.  This note was for $3,000,000, paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that is attributable to the SUDS field assets.  The Production Payment Note is secured by a 12.5% undivided working interest in the SUDS field.

The Company issued 24,308,985 shares of its restricted common stock to Jovian to acquire an additional 40% working interest ownership of SUDS. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799/share market price of our common stock on September 28, 2016 (the effective date of the transaction).

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2016, reflects approximately 2.7 million barrels of proven oil reserves remaining for the 100% working interest (of which we hold a 40% working interest).  During 2016 and through first quarter end, the field had ninety (90) total wells, eight (8) were producing on timers to equal one well as allowed by permit with thirty-two (32) requiring workovers and an additional fifty (50) will serve as injection wells as needed and permits are acquired.  As of December 31, 2016 Petrolia was the operator of the TLSAU field (through an agreement with BSNM described below).  As of the date of this report, Petrolia owns a 100% working interest in the field.

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

The total purchase price for the acquisition of the net working interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc. (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO of the Company for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000 advance was converted into 800,000 shares of common stock at $0.06 per share and warrants to purchase 800,000 shares of common stock that expire in three (3) years. In addition, a $1.3 million face value note payable to BSNM was purchased for $316,800 (6,000,000 shares of common stock at $0.0528 per share). With the inclusion of the note receivable, the price per barrel would be $1.33 dollars per barrel oil (Bbl).

TLSAU 25% Acquisition
On September 1, 2016 the Company acquired an additional 25% working interest ownership in the TLSAU field through the issuance of 3,500,000 shares of its restricted common stock to an unrelated party.  The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of Petrolia’s shares on September 1, 2016.  After the purchase, the Company owns a total working interest ownership of 40%.  Included in the purchase price was the write off of $32,288 in outstanding accounts receivable to Petrolia.  The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $424,540, asset retirement obligations assumed of $42,252.

TLSAU 60% Acquisition
Effective February 12, 2017, the Company acquired an additional 60% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chaves County, New Mexico (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2017.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  As a result of this transaction, Petrolia now owns 100% working interest in TLSAU.  Consideration of $433,500 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3million face value) and the write off of $116,700 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability (prior to the acquisition) for the OPBE note that Petrolia purchased.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests in Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company. The Company acquired Askarii by issuing one (1) million restricted common shares. Based on the then market value of the Company’s common stock at $0.05 per share, the aggregate value of the transaction is $50,000.

Askarii, while dormant for the last few years, has a significant history with major oil companies providing services both onshore and offshore- Gulf of Mexico. Using Askarii, the Company plans to engage in the oil field service business as well as the leasing of field related heavy equipment.  It is also contemplated that Askarii will  research various enhanced oil recovery (EOR) technologies and methods which it can use for the benefit of the Company’s oil fields.

Results of Operations/Liquidity and Capital Resources

Revenues

Our oil and gas revenue reported for the quarter ended March 31, 2017 was $33,560, an increase of $10,561 from revenue of $22,999 for the three month’s ended March 31, 2016. Our increased revenue for the quarter ended March, 31, 2017 as compared with the prior year’s quarter is due to the acquisition of an additional 90% working interest in SUDS and an additional 85% working interest in TLSAU after the first quarter of 2016, as described above.

We had no equipment sales for the quarter ended March 31, 2017, a decrease of $180,000 from the prior year’s equipment sales of $180,000 for the three months ended March 31, 2016.  This was due to a one time equipment sale to Askarii in 2016.

Operating Expenses

Operating expenses decreased to $423,863 for the quarter ended March 31, 2017 from $438,736 for the quarter ended March 31, 2016. Our major expenses for the quarter ended March 31, 2017 were lease operating expenses of $119,992, professional services of $34,878, stock based compensation of $44,780, and salaries and wages of $74,571, all of which are included in general and administrative expenses. In comparison, our major expenses for the quarter ended March 31, 2016 were professional services of $78,666, stock based compensation (directors) of $127,755, and salaries and wages of $77,320, all of which were included in general and administrative expenses

Our lease operating expenses increased from $45,994 for the quarter ended March 31, 2016 to $119,992 for the quarter ended March 31, 2017, due to an additional crew being hired later in 2016 to workover wells and maintain our TLSAU field and a significant increase in working interest ownership in SUDS and TLSAU during 2016.  In addition, a consulting fee of $15,000 was expensed in 2017 for field engineering services. .  Our decrease in general and administrative expenses decrease was primarily due to the recognition of the board’s 2016 warrant compensation in the first quarter of 2016 where the corresponding compensation will not be recognized until second quarter in 2017.  In addition, in 2016 there were increased costs related to contractor compensation for accounting, investor, and financial analysis supporting services that decreased significantly in 2017.

Other Income/Expenses

Other income/(expense) was ($72,967) for the quarter ended March 31, 2017 compared to other expense of ($66,205) for the quarter ended March 31, 2016.  The increase was due to a increase in interest expense from the loss on warrants issued to extend debt, which was offset by a decrease in consulting income, for the respective period.

Net Loss

Net loss for the quarter ended March 31, 2017 was $463,270 compared to a net loss of $301,942 for the quarter ended March 31, 2016 due to the factors described above.

Liquidity and Capital Resources

Our sources and (uses) of funds for the three months ended March 31, 2017 were:

Cash provided (used) in operations	$(189,796)
Proceeds from shareholder and affiliate advances	126,500

Overview of Cash Flow Activities:

 Net cash used by operating activities was $(186,796) for the three months ended March 31, 2017 and 2016 and net cash provided by operating activities was $39,107 for the three months ended March 31, 2016. The change was due primarily to a net loss, an increase in working capital requirements and due to newly acquired fields with higher cumulative lease operating expenses.  This was partially offset by a decrease in cash expended for general and administrative expenses, a delay in the accounts payable cycle (increased days outstanding) and deferred interest on short term debt.

We had no net cash provided by investing activities for the three months ended March 31, 2017 compared to net cash provided by investing activities of $21,261 for the three months ended March 31, 2016.  The decrease was due to a conveyance of oil and gas properties related to the SUDS ORRI.

Net cash provided by financing activities was $125,535 and $3,390 for the three months ended March 31, 2017 and 2016, respectively. The increase from 2016 to 2017 was due to a year to year increase in advances from affiliates ($126,500 compared to $65,000).

As of March 31, 2017, we had total current assets of $58,094 and total assets in the amount of $13,238,671. Our total current liabilities as of March 31, 2017 were $3,258,616. We had negative working capital of $3,200,522 as of March 31, 2017. Our material asset balances are made up of oil & gas properties and related equipment. Our most significant liabilities include a related party notes, ARO and accruals for professional services.  Two notes totaling $4,000,000 are outstanding with Jovian as well as, another related party note ($550,000) with Rick Wilber.  Additionally, there is $318,500 of shareholder advances outstanding and other short term debts that are temporarily funding working capital shortfalls.  See “Note 6 – Notes Payable” to our audited financials included in our Annual Report, for further details regarding our outstanding notes payable.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include related party notes (primarily the purchase of 90% working interest in SUDS from Jovian).

The Company continues to operate at a negative cash flow of approximately $50,000 per month and our Auditors have raised a going concern issue in their latest audit report. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and Twin Lakes fields which together with anticipated increases in the  price of crude oil may reduce Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $250,000, which funding may not be available on favorable terms, if at all..

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

As described in further detail below under “Part II - Item 5. Other Information”, on April 11, 2017, the Company began a private offering of up to $2 million of Series A Convertible Preferred Stock (“Series A Preferred Stock”), at $10 per share. As of the date of this filing, an aggregate of 23,000 shares of Series A Preferred Stock have been sold to an aggregate of two investors for an aggregate of $230,000 pursuant to the offering. Additionally, effective April 18, 2017, all non-insider owners of SUDS PORRI interests were authorized to convert those interests, at their sole discretion, to preferred shares in the Company in conjunction with the Company’s current Series A Preferred Stock offering.

Critical Accounting Policies and New Accounting Pronouncements
See Note 2 to the financial statements included as part of our Annual Report  on Form 10-K, for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 17, 2017 for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.    Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act , is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2017, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II :OTHER INFORMATION

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on April 17, 2017, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2016, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Sale of Registered Securities

Effective March 31, 2017, the seven (7) Advisory Board members were compensated for their service from January 1, 2017 through March 31, 2017 though the granting of warrants to purchase 12,500 shares of common stock each (87,500 total warrants per quarter), per quarter per Board member, to purchase 12,500 shares of the Company’s common stock at an average exercise price of $0.14 per share, which vested immediately, and are exercisable for 36 months thereafter. The warrants were issued with a fair value of $12,127.

Effective February 1, 2017, the Company entered into a consulting agreement in exchange for geology related services.  Specifically these services include providing reports detailing analysis of present and potential oil and gas assets.  The term of the agreement is one (1) year, subject to a one (1) year extension.  The consultant is granted warrants to purchase 25,000 shares of common stock for services provided each quarter.  The exercise price of the warrants will be the market price of the Company’s stock at quarter end, the warrant term expires 3 years from the date of issuance.  At March 31, 2017, warrants to purchase 25,000 shares of common stock were granted with a fair value of $3,465.

On December 13, 2016 the Company entered into a consulting agreement in exchange for assistance with evaluating financial offers, raising capital and other strategic operational decisions.  The consultant is granted warrants to purchase 40,000 shares of common stock for each month of service.  The exercise price of the shares is $0.14 per share and the term is 3 years.  During the first quarter of 2017, warrants to purchase 120,000 shares of common stock were issued with a fair value of $15,438.

On December 31, 2016 the Company signed an amendment with Rick Wilber concerning his outstanding convertible debt.  A clause in the amendment stated that if Mr. Wilber’s outstanding principal balance was not paid back by January 1, 2017 then he was due to receive warrants to purchase 80,000 shares of Company common stock for each month the balance remained outstanding..  The balance was not repaid during the first quarter of 2017.  Consequently, Mr. Wilber received a total of 240,000 warrants which were valued at $31,660, with an exercise price of $0.15 per share that expire five (5) years from their grant dates.

In association with Mr. Deputy’s employment agreement dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended March 31, 2017. Mr. Deputy’s total accrued salary from the initial deferral to March 31, 2017 was $87,520.  The Company granted warrants to purchase 35,000 shares of common shares for quarter ended March 31, 2017 that were valued at $4,851with an exercise price of $0.14 per share. The warrants have a term of 36 months from their issuance date.

On September 23, 2015, the Company’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of the Company’s restricted common stock in consideration for entering into an employment agreement with the Company. The value of the award on the issuance date was $68,000 and the award vests over a twenty four (24) month term. Consequently, $8,500 of the award is being expensed each quarter.  During the first quarter of 2017, $8,500 of the award was expensed.  The remaining award amount is $17,000.

As described in further detail below under “Part II - Item 5. Other Information”, on April 11, 2017, the Company began a private offering of up to $2 million of Series A Preferred and as of the date of this filing, an aggregate of 23,000 shares of Series A Preferred Stock have been sold to an aggregate of two investors for an aggregate of $230,000 pursuant to the private offering.

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

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

The employment contract of Mr. Zel C. Khan, the Company’s CEO, has been revised.  His annual salary will now be the sum of ten dollars ($10.00) per annum, effective January 1, 2017.  This salary change will be effective until the end of the fiscal year 2017.

On April 11, 2017, the Company began a private offering of up to $2 million of Series A Convertible Preferred Stock (“Series A Preferred Stock”), at $10 per share. On May 3, 2017, the Board of Directors approved, and the Company filed, a Certificate of Designations, designating the rights and preferences of the Series A Preferred Stock with the Secretary of State of Texas. We also provided the investors in the private offering piggyback registration rights in connection with the shares of common stock issuable upon conversion of the Series A Preferred Stock which remain in place until the earlier of (a) two years from the closing date; and (b) the date that the investors are eligible to sell the securities under Rule 144.

The designation provided for up to 400,000 shares of Series A Preferred Stock. The Series A Preferred Stock have an original issuance price of $10 per share; are convertible into shares of common stock of the Company on a 71.429-for-one basis, based on a conversion price of $0.14 per share, provided that accrued and unpaid dividends are also convertible into common stock based on a conversion price of $0.14 per share; entitle the holders thereof the right to receive non-cumulative dividends in preference to any dividend on the common stock at the rate of 9% per annum, payable in cash on a semi-annual basis; participate pro-rata, on an as-converted basis, in cash dividends paid on the common stock; provide the holders thereof the right to receive, in preference to the holders of common stock, an amount equal to the original issuance price, together with any declared but unpaid dividends, in the event of any liquidation, dissolution or winding up of the Company; and contain no redemption rights.

The Series A Preferred Stock and all accrued and unpaid dividends thereon automatically convert into common stock, upon the earliest to occur of (i) the holders of a majority of the Series A Preferred Stock then outstanding consenting to such conversion; (ii) the closing of a registered public offering of the Company's common stock, but only if the gross proceeds of the offering to the Corporation equal or exceed $10 million and the offering price is at least $0.30 per share; (iii) May 3, 2022 (the five year anniversary of the date the designation was filed); and (iv) the date that the average closing price per share of the Company's common stock as reported on a national securities exchange, NASDAQ, the OTCQX, the OTCQB, the OTCQX or the OTC Pink market, equals or exceeds $0.28 per share during any period of thirty (30) consecutive trading days.

The Series A Preferred Stock votes together with the common stock and not as a separate class except that as long as at least 20% of the original shares of the Series A Preferred Stock issued remain outstanding, consent of the holders of a majority of the Series A Preferred Stock then outstanding is required for any action which (a) increases or decreases (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock; (b) adopts or authorizes any new designation of any preferred stock or which amends the Certificate of Formation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series A Preferred Stock; (c) creates (by reclassification or otherwise) any new series or shares of capital stock having rights, preferences, or privileges senior to or on a parity with the Series A Preferred Stock in connection with liquidation rights or dividends; (d) effects an exchange, or creates a right of exchange, cancellation, or creates a right to cancel, of all or any part of the shares of another class of shares into shares of Series A Preferred Stock; or (e) alters or changes the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series.

The Series A Preferred Stock includes a blocker prohibiting the conversion of the Series A Preferred Stock into common stock of the Company, if upon such conversion/exercise the holder thereof would beneficially own more than 4.99% of the Company’s then outstanding common stock, provided such limitation shall not apply in the event of an automatic conversion of the Series A Preferred Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation also limits the voting rights of any holders of the Series A Preferred Stock. The Beneficial Ownership Limitation may be waived by any holder with 61 days prior written notice to the Company.

As of the date of this filing, an aggregate of 23,000 shares of Series A Preferred Stock have been sold to an aggregate of two investors for an aggregate of $230,000 pursuant to the offering.

Effective April 18, 2017, all non-insider owners of SUDS PORRI interests were authorized to convert those interests, at their sole discretion, to preferred shares in the Company in conjunction with the Company’s current Series A Preferred Stock offering

Item 6.    Exhibits

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

PETROLIA ENERGY CORPORATION

May 15, 2017	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

PETROLIA ENERGY CORPORATION

May 15, 2017	By:	/s/ Paul Deputy
Paul Deputy
Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBITS INDEX

3.1*	Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017

10.1
Settlement Agreement effective February 12, 2017 between Petrolia Energy Corporation and Dead Aim Investments (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2017, and incorporated by reference herein)

10.2
Quitclaim Deed effective February 12, 2017 by and between Dead Aim Investments and Petrolia Energy Corporation, relating to the 60% Net Working Interest in the Twin Lakes San Andres Unit (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2017, and incorporated by reference herein)

10.3*	Series A Convertible Preferred Stock Offering Memorandum

10.4*	Form of Preferred Stock Subscription Agreement for the Company’s Series A Convertible Preferred Stock Offering

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

*     Filed herewith
**   Furnished herewith