Form 10-Q
period 2017-06-30
Petrolia Energy Corp
filed 2017-08-21
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 103,583,971 shares of common stock as of August 21, 2017.

PART I
 Item 1.    Financial Statements

PETROLIA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$5,712	$68,648
Accounts receivable	16,067	199,003
Other current assets	4,470	31,192
Total current assets	26,249	298,843

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,312,580	13,465,387
Furniture, equipment & software	264,723	200,416
Less accumulated depreciation	(1,155,164)	(1,119,708)
Net property and equipment	13,422,139	12,546,095

Other Assets
Intangible assets	49,886	49,886
Note receivable	-	316,800

Total Assets	$13,498,274	$13,211,624

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$357,398	$352,241
Accrued liabilities	624,232	494,983
Debt short term	25,000	275,000
Convertible debt – related party, unamortized discount of 0 and 0	550,000	550,000
Current maturities of installment notes payable	32,582	26,186
Note payable – related parties	212,980	1,287,980
Total current liabilities	1,802,192	2,986,390

Asset retirement obligations	448,320	322,710
Installment note payable – long term	26,797	-
Note payable to related party – long term	1,904,020	2,904,020
Total Liabilities	4,181,329	6,213,120

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 120,590 and 0 shares issued & outstanding	121	-
Common stock, $.001 par value; 150,000,000 shares authorized; 90,834,505 and 79,034,505 shares issued and outstanding	90,834	79,034
Additional paid in capital	18,919,026	14,887,090
Accumulated deficit	(9,693,036)	(7,967,620)
Total Stockholders’ Equity	9,316,945	6,998,504

Total Liabilities and Stockholders’ Equity	$13,498,274	$13,211,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Oil and gas sales
Oil and gas sales	$41,831	$34,294	$75,391	$57,293
Equipment sales – related party	-	18,000	-	198,000
Total Revenue	41,831	52,294	75,391	255,293

Operating expenses
Lease operating expense	123,118	62,902	240,672	107,803
Cost of equipment sold	-	3,030	-	33,330
Production tax	2,696	1,679	5,134	2,772
General and administrative expenses	871,106	292,620	1,144,774	631,102
Depreciation, depletion and amortization	19,131	17,669	37,404	35,201
Impairment of Oil & Gas Properties	-	-	-	-
Asset retirement obligation accretion	12,275	6,605	24,205	13,033
Total operating expenses	1,028,326	384,505	1,452,189	823,241

Loss from operations	(986,495)	(332,211)	(1,376,798)	(567,948)

Other Income (expenses)
Interest (expense)	(187,557)	(84,400)	(260,669)	(157,476)
Other income	661	15,457	806	34,959
Loss on conversion of debt	(88,755)	(1,705)	(88,755)	(14,336)

Net loss	$(1,262,146)	$(402,859)	$(1,725,416)	$(704,801)

Series A Preferred Dividends	(11,230)	-	(11,230)	-

Net Loss Attributable to Common Stockholders	(1,273,376)	(402,859)	(1,736,646)	(704,801)

Loss per share (Basic and fully diluted)	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares of common stock outstanding	81,393,621	45,747,169	81,393,621	44,634,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows Used in Operating Activities
Net loss	$(1,725,416)	$(704,801)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	37,404	35,201
Accretion of debt discount	-	134,467
ARO accretion	24,205	13,033
Finance fee for extension of note payable	60,101	-
Loss on conveyance of ORRI warrants	-	14,336
Interest on ORRI conversion	128,229	-
Debt issuance costs	47,319	-
Loss on conversion of Jovian debt	88,755	-
Loss on sale of vehicle	3,677	-
Stock-based compensation expense - employees	144,957	138,097
Stock-based compensation expense - directors	394,154	-
Stock-based compensation expense – consultant	21,519	-

Changes in operating assets and liabilities
Accounts receivable	33,949	(68,662)
Inventory	-	33,330
Other assets	26,722	4,537
Accounts payable	5,158	257,073
Accrued liabilities	179,801	61,418
Net cash flows used in operating activities	(529,466)	(81,971)

Cash Flows (used in) Provided by Investing Activities
Cash acquired from investment in Askarii		114
Proceeds from sale of property and equipment		30,000
Purchase of fixed asset	(9,256)	(13,116)
Cash flows (used in) provided by investing activities	(9,256)	16,998

Cash Flows Provided by Financing Activities
Proceeds from shareholder advances	206,500	118,000
Payments of shareholder advances	(14,000)	(81,000)
Proceeds from issuance of common stock for exercise of warrant	48,000	48,000
Proceeds from issuance of preferred stock	241,000	-
Cash paid for PORRI conversion	(3,230)	-
Payments on notes payable	(2,484)	(1,610)
Cash flows provided by financing activities	475,786	83,390

Net change in cash and cash equivalents	(62,936)	18,417

Cash and cash equivalents
Beginning of period	68,648	3,091

End of period	$5,712	$21,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURES
Interest Paid	$22,782	$16,453
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Sale of vehicle to related party	8,677	-
Note payable for purchase of vehicle	35,677	-
Initial recognition of asset retirement obligation	101,405	-
Preferred shares issued for purchase of related party’s equipment	30,000	-
Settlement of accounts receivable and other assets for oil and gas properties	465,798	-
Settlement of debt with preferred shares	154,000	-
Settlement of debt with preferred shares – related parties	375,900
Settlement of ORRI investments with preferred shares	405,000	-
Settlement of related party debt with shares of common stock and warrants	2,033,152	-
Payment of affiliated note payable through share issuance	-	146,875
Settlement of accrued accounts payable through share issuance	-	42,000
Purchase of Askarii	-	50,000
Transfer to Askarii inventory	-	146,861
Warrants issued with debt	-	3,451
Share issued in payment of shareholder advance	$-	$20,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017
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

The severance tax balances for all years presented were reclassified and included in the Consolidated Statements of Operations’ lease operating expense line item.

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

Preferred Stock – Our shares of preferred stock are convertible based on a certain future common stock price which is not certain to occur which would define them as optionally redeemable.  Consequently, these instruments are properly classified as equity and not debt.  The Company evaluated the preferred stock for a Beneficial Conversion Feature (“BCF”) at the date of issuance and concluded that no BCF was incurred at the date of issuance.
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

During May 2017, the Company offered all debt holders the option to convert their outstanding debt and interest thereon into Preferred Stock (as defined in Note 5, below), $250,000 of Short Term Notes and $9,000 of interest thereon were converted by the holders into 25,900 shares of Preferred Stock.  Included in this conversion was $100,000 of debt and $5,000 of interest by James Burns.  The remaining short term note balance of $25,000 in outstanding short term notes was not converted.

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, 120,590 shares issued and outstanding

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share.  The holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 9%.  The Preferred Stock will automatically convert into common stock when the Company’s common stock market price equals or exceeds $0.30 per share for 30 consecutive days.  At conversion, the value of each dollar of preferred share will convert to 7.1429 common shares (which results in a $0.14 per common share conversion rate).  During the second quarter of 2017, 120,590 shares or $1,205,900 of the offering had been issued.  The 120,590 shares were issued as follows: conversion of TORRI (40,500 shares) – See Note 7 for additional details, conversion of debt (28,900 shares - 25,900 related to short term notes [as described in Note 4] and 3,000 related to equipment purchase), conversion of shareholder advances (27,090 shares of which 840 was for accrued interest, see Note 7 for further explanation) and cash (24,100 shares).  Of the 120,590 shares, 57,990 of the shares were issued to related parties while 62,600 of the shares were issued to third parties.

Common Stock –

Effective March 31, 2017, the seven (7) Advisory Board members were compensated for their service from January 1, 2017 through March 31, 2017 by the granting of warrants to purchase 12,500 shares of common stock each per quarter per Board member (in aggregate 87,500 total warrants per quarter), at an average exercise price of $0.14 per share, which vested immediately, and are exercisable for 36 months thereafter. The warrants were issued with a fair value of $12,127 based on an average $0.14 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The warrants were valued using the Black Sholes valuation model.  These warrants are subject to a clawback provision which would be ratably invoked if an advisory board member did not complete his 2017 service term.  Effective March 31, 2017, the Advisory Board was dissolved and no other warrants were issued subsequent to the first quarter of 2017.

Effective February 1, 2017, the Company entered into a consulting agreement in exchange for geology related services.  Specifically these services include providing reports detailing analysis of present and potential oil and gas assets.  The term of the agreement is one (1) year, subject to a one (1) year extension.  The consultant is to be granted warrants to purchase 25,000 shares of common stock for services provided each quarter.  The exercise price of the warrants will be the market price of the Company’s stock at quarter end, the warrant term expires 3 years from the date of issuance.  During the second quarter of 2017, 25,000 warrants were issued with a fair value of $2,217 based on an average $0.09 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The warrants vested immediately.  As of June 30, 2017, the consultant has been granted warrants to purchase 50,000 shares of common stock, with a fair value of $5,683.

On December 13, 2016 the Company entered into a consulting agreement in exchange for assistance with evaluating financial offers, raising capital and other strategic operational decisions.  The consultant is to be granted warrants to purchase 40,000 common shares for each month of service.  The exercise price of the warrants is $0.14 per share and the term is 3 years.  During the first quarter of 2017, warrants to purchase 120,000 shares of common stock were issued with a fair value of $15,836, based on a $0.14 valuation, volatility of 296%, a discount rate of 1.09% and the term is 3 years.  The warrants vested immediately.

The Board of Directors authorized the Company to allow outstanding warrant-holders to exercise their outstanding warrants at a 20% discount to the stated exercise price of their warrants.  On May 12, 2017 a warrant holder exercised warrants to purchase 600,000 shares of common stock by remitting a payment of $48,000 at an exercise price of $0.08 per share which is a 20% discount to the stated originally stated price of $0.10 per share.

On December 31, 2016 the Company signed an amendment with Rick Wilber concerning his outstanding convertible debt.  A clause in the amendment stated that if the outstanding principal balance of Mr. Wilber’s debt was not paid back by January 1, 2017 then he was due to receive warrants to purchase 80,000 shares of Company common stock for each month the balance remained outstanding.  The balance was not repaid during the second quarter of 2017.  During the second quarter of 2017, Mr. Wilber received warrants to purchase a total of 240,000 shares of common stock which were valued at $28,441, with an exercise price of $0.15 per share that expire five (5) years from their grant dates.  As of June 30, 2017, Mr. Wilber has been granted warrants to purchase a total of 480,000 shares of common stock with a fair value of $60,101.

Summary information regarding common stock warrants issued and outstanding as of June 30, 2017, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2016	16,825,527	$0.26	$-	3.20
Granted	14,207,500	0.23	-	3.05
Exercised	(600,000)	0.10	-	-
Expired	-	-	-	-
Outstanding at quarter ended June 30, 2017	30,433,027	$0.25	$151,729	2.65

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of June 30, 2017, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of February 3, 2017, the Company has a one year office lease in Houston at a cost of $2,012 per month.  The lease expires January 31, 2018 with two, one year renewable options.

NOTE 7. RELATED PARTY TRANSACTIONS

Transactions with related parties and affiliates
In association with the employment agreement of Paul Deputy, our Chief Financial Officer, dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended June 30, 2017. Mr. Deputy’s total accrued salary from September 1, 2016 to June 30, 2017 was $122,520. The Company granted warrants to purchase 35,000 shares of common stock for the quarter ended June 30, 2017 valued at $3,106 (the Company also granted warrants to purchase 35,000 shares of common stock for the quarter ended March 31, 2017 valued at $4,851). The warrants granted for the quarter ended June 30, 2017 are based on a $0.09 price per share valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The aggregate fair value of the warrants for the six months ended June 30, 2017 was $7,957.  The warrants were valued using the Black Sholes valuation model.  The warrants were recognized as stock compensation expense.

On September 23, 2015, the Company’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of the Company’s restricted common stock in consideration for entering into an employment agreement with the Company. The value of the award on the issuance date was $68,000 and the award vests over a twenty four (24) month term. Consequently, $8,500 of the award is being expensed each quarter.  For the six months ended June 30, 2017, $17,000 of the award was expensed.  The remaining un-expensed award amount is $8,500.

On April 18, 2017 James E Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President.  The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary.  For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by the issuance of 1,400,000 shares of common stock.  The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company.  A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement.  Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year.  For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary.  For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid.

On June 8, 2017, the Company sold a 2007 Toyota Tundra truck to Jovian Petroleum Corporation (“Jovian”) for $5,000.  The payment was made through a $5,000 reduction of Jovian’s shareholder advance balance.   The transaction resulted is a loss of $3,677 based on an original cost of $10,625 and accumulated depreciation of $1,948.

During the six months ended June 30, 2017, shareholders advanced an additional $206,500, the Company received payments from shareholders of $19,000 ($5,000 out of the $19,000 related to the truck purchase disclosed above) and $262,500 of outstanding debt was converted to Series A Preferred Stock.  This resulted in a decrease to the shareholder advance liability from $192,000 at December 31, 2016 to $117,000 at June 30, 2017.  The following related parties (Leo Womack - $55,000, Lee Lytton - $25,000, Joel Oppenheim - $167,500 and Paul Deputy - $15,000) converted their shareholder advances to preferred stock.

For their service as Directors on the Company's Board of Directors, on May 23, 2017, the Board granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vested immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on May 23, 2017 is $356,027, based on a $0.15 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the options was expensed during the six months ended June 30, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2017 service term.

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest offering (“ORRI”) on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty two (22) previously drilled wells at the field. Under the terms of the offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. At its completion, the ORRI raised a total of $300,000.  Effective April 18, 2017, all owners of SUDS ORRI interests were authorized to convert their interests, at their sole discretion, to Preferred Stock in the Company in conjunction with the Company’s current Series A Preferred Stock Offering.  Included in this conversion offering each investor converted ORRI interests equal to the cumulative revenue amount of $30,000, less their revenue received since inception.  During the second quarter of 2017, 14% of the 15% outstanding SUDS ORRI interests were converted to Preferred Stock of the Company.  This conversion resulted in 40,500 Preferred Stock being issued to those holders who chose to convert, with a value of $405,000.  The transaction resulted in an increase to Oil and Gas Property assets by $280,000 and an increase to interest expense of $128,230 and a cash true-up payment of $3,230.  Related parties (James Burns, Joel Oppenheim, Paul Deputy, Lee Lytton, Leo Womack and Jovian Petroleum) converted 6% in ORRI interests and received a total of 17,400 shares of Preferred Stock (2,900 shares of Preferred Stock each), with the total valued at $174,000..

As of April 18, 2017 Mr. James Burns and Mr. Saleem Nizami were elected Directors of the Company.  In exchange for accepting their appointments, each individual was granted 100,000 shares of common stock valued at $0.13 per share.  Each Directors shares were valued at $13,000.

On May 23, 2017, related party debt holders were offered the option to convert their outstanding loan balances of $362,500 and accrued interest of $13,400 (totaling $375,900) into Preferred Stock.  As a result, the following Preferred Stock shares were issued: Leo Womack 5,500  shares, Joel Oppenheim 17,590 shares, Lee Lytton 2,500 shares, James Burns 10,500 shares and Paul Deputy 1,500 shares.   In addition, any holder of any non-interest bearing loan converted also received warrants to purchase four shares of common stock for each dollar converted.  Consequently, a total of warrants to purchase 400,000 shares of common stock were granted (Leo Womack 70,000 shares, Joel Oppenheim 270,000 shares, Lee Lytton 30,000 shares and Paul Deputy 30,000 shares) as part of the conversion, which each had an exercise price of $0.20 per share and a term of 3 years.  The warrants were valued at $47,319.  Any loan that had received warrants when initially issued did not receive additional warrants in this conversion offering.

Jovian Petroleum Corporation converted their outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017.  Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017.

Tranche 1 - On May 30, 2017, Jovian Petroleum Corporation converted $2 million of their $4 million debt into 10 million shares of the Company’s common stock.  The $2 million debt included a $1 million Promissory Note and $1 million of the $3 million Production Payment Note as well as interest payable of $33,151.

Tranche 2 - On July 19, 2017, Jovian Petroleum Corporation converted $2 million of their remaining debt (outstanding under a Production Payment Note) into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

•	10 million shares of common stock were valued using the market price on the date of issuance of $0.14 per share ($1,400,000)
•
Warrants to purchase 6 million shares of common stock with an exercise price of $0.20 per share based on a $0.12 valuation, volatility of 293%, a discount rate of 1.09% and warrants to purchase 4 million shares of common stock with an exercise price of $0.35 per share based on a $0.12 valuation, volatility of 293%, and a discount rate of 1.09%.  All warrants expire in 3 years.  The 6 million warrants were valued at $709,776 while the 4 million warrants were valued at $471,104, totaling $1,180,880.

•	12,749,286 shares of common stock were valued using the market price on the date of issuance of $0.104 per share ($1,325,926).
•	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two transactions resulted in an $88,755 loss which is recognized in the second quarter of 2017.  The extinguishment of tranche 2 will be recognized in the third quarter, with no impact on the statement of operations.

On May 23, 2017, the James E. Burns, the President of the Company, sold a Caterpillar D6 Dozer to the Company in exchange for 3,000 shares of Preferred Stock.  The equipment was valued at $30,000.

NOTE 8. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues
Oil & Gas	$41,831	$34,294	$75,391	$57,293
Oil field services	-	18,000	-	198,000

Net Income (Loss)
Oil & Gas	(1,258,099)	(417,829)	(1,717,320)	(869,471)
Oil field services	(4,048)	14,970	(8,096)	164,670

Assets
Oil & Gas	13,320,728	4,129,506	13,320,728	4,129,506
Oil field services	177,546	113,523	177,546	113,523

Accounts Receivable
Oil & Gas	16,067	117,295	16,067	117,295
Oil field services	$-	$-	$-	$-

All segment expenses were incurred by the Oil & Gas segment except for the cost of equipment sold of $33,330 which was incurred in the six months ended June 30, 2016.

NOTE 9. ASSET ACQUISITIONS

TLSAU 60% Acquisition

Effective February 12, 2017, the Company acquired an additional 60% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chaves County, New Mexico (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2017.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  As a result of this transaction, Petrolia now owns 100% working interest in TLSAU.  Consideration of $465,798 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3 million face value) which we acquired in November 2015 and the write-off of $148,988 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability (prior to the acquisition) for the OPBE note that Petrolia purchased.

The table below represents the proforma financial statement showing the effects of the combined entity for the periods presented above:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Oil and gas sales	$41,831	$77,967	$80,951	$297,424

Net Loss	$(1,262,147)	$(457,736)	$(1,725,416)	$(977,702)

NOTE 10. SUBSEQUENT EVENTS

On July 6, 2017, Mr. Rick Wilber agreed to convert his cumulative outstanding debt of $550,000 into 55,000 shares of Petrolia Series A Preferred Stock.  The stated value of these shares is $10.00 per share.  The outstanding debt included the following: a $350,000 Convertible Secured Note dated June 17, 2013, a $100,000 Convertible Secured Note dated September 30, 2013 and a $100,000 Convertible Secured Note dated December 31, 2013.  Subsequent to this conversion, all of the Company’s debt with Mr. Wilber is deemed cancelled and it is no longer due and payable.  Mr. Wilber retains both the warrants and shares that were previously issued by the Company related to the original sale of these notes (and their respective amendments).

As described in greater detail in Note 7 above, on July 19, 2017, Jovian converted $2 million of its remaining debt into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s preferred stock.  The shares of common stock were priced at $0.14 however based on a market price of $0.104 the book value of the shares is $1,325,926.  The Preferred Stock was priced at $10.00 per share with a value of $215,100.  Refer to Note 7 for further explanation.

From July 17, 2017 to July 24, 2017 the Company sold an additional 76,510 shares of Preferred Stock valued at $765,100.  These sales included 55,000 shares for the conversion of Mr. Wilber’s debt and 21,510 shares for the conversion of the Jovian debt.

FORWARD LOOKING STATEMENTS

This report contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words ”may,” ”will,” ”could,” ”should,” ”would,” ”believe,” ”expect,” ”anticipate,” ”estimate,” ”intend,” ”plan” or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

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

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016 and 2017, as described in greater detail in the “Plan of Operation” section below.

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets.  We are focused on acquisitions in the southwest United States while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions.  We believe our mix of assets-oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. During 2016 and through second quarter end, the Company had thirteen (8) wells producing, (5) wells to workover, with one (1) injection well and one (1) did not produce/one (1) well not completed.

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of 2,600 acres located in Creek County, Oklahoma and carries a 7.8% net revenue interest (NRI). The first oil producer was completed in 1918 by Standard Oil of Ohio (“Sohio”), which at that time was owned by John D. Rockefeller. By 1959, approximately 14,000,000 barrels of oil had been recovered at an average well depth of 3,100 feet and over 100 wells in production. Through a series of events, the infrastructure had deteriorated and the field suffered a lot of neglect.  Since 2011, Jovian has invested an estimated $1.6 million into the restoration of the field; rebuilding the infrastructure and putting wells back in production.  To date, 18 wells have been worked over and 8 are fully operational with considerable reserves remaining.

The Company has approved SUDS well #1, a new infill drill well, to be drilled during the third quarter of 2017, funding permitting.

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

Jovian Petroleum Corporation converted their outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017.  Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017.

Tranche 1 - On May 30, 2017, Jovian Petroleum Corporation converted $2 million of their $4 million debt into 10 million shares of the Company’s common stock.  The $2 million debt included a $1 million Promissory Note and $1 million of the $3 million Production Payment Note as well as interest payable of $33,151.

Tranche 2 - On July 19, 2017, Jovian Petroleum Corporation converted $2 million of their remaining debt (outstanding under a Production Payment Note) into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

•	10 million shares of common stock were valued using the market price on the date of issuance of $0.14 per share ($1,400,000)
•
Warrants to purchase 6 million shares of common stock with an exercise price of $0.20 per share based on a $0.12 valuation, volatility of 293%, a discount rate of 1.09% and warrants to purchase 4 million shares of common stock with an exercise price of $0.35 per share based on a $0.12 valuation, volatility of 293%, and a discount rate of 1.09%.  All warrants expire in 3 years.  The 6 million warrants were valued at $709,776 while the 4 million warrants were valued at $471,104, totaling $1,180,880.

•	12,749,286 shares of common stock were valued using the market price on the date of issuance of $0.104 per share ($1,325,926).
•	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two transactions resulted in an $88,755 loss which is recognized in the second quarter of 2017.  The extinguishment of tranche 2 will be recognized in the third quarter, with no impact on the statement of operations.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2016, reflects approximately 2.7 million barrels of proven oil reserves remaining for the 100% working interest (of which we hold a 40% working interest).  During 2016 and through second quarter end, the field had ninety (90) total wells, five (5) were producing, as allowed by permit with thirty-two (32) requiring workovers and an additional fifty (50) will serve as injection wells as needed and permits are acquired.  As of December 31, 2016 Petrolia was the operator of the TLSAU field (through an agreement with BSNM described below).  As of the date of this report, Petrolia owns a 100% working interest in the field.

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

The total purchase price for the acquisition of the net working interest and equipment rights was $196,875 or $0.52 per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc. (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO of the Company for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000 advance was converted into 800,000 shares of common stock at $0.06 per share and warrants to purchase 800,000 shares of common stock that expire in three (3) years. In addition, a $1.3 million face value note payable to BSNM was purchased for $316,800 [the “BSNM Note”] (6,000,000 shares of common stock at $0.0528 per share). With the inclusion of the note receivable, the price per barrel would be $1.33 dollars per barrel oil (Bbl).

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

TLSAU 60% Acquisition
Effective February 12, 2017, the Company acquired an additional 60% net working interest in the TLSAU in connection with the execution of a Settlement Agreement on February 12, 2017.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  As a result of this transaction, Petrolia now owns 100% working interest in TLSAU.  Consideration of $433,500 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the BSNM Note of $316,800 (with a $1.3million face value) and the write off of $116,700 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability (prior to the acquisition) for the OPBE note that Petrolia purchased.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests in Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company. The Company acquired Askarii by issuing one (1) million restricted shares of common stock. Based on the then market value of the Company’s common stock at $0.05 per share, the aggregate value of the transaction is $50,000.

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

Results of Operations/Liquidity and Capital Resources

Revenues & Costs – Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues

Our oil and gas revenue reported for the quarter ended June 30, 2017 was $41,831, an increase of $7,537 from the prior year’s quarter of $34,294. Our increased revenue for the quarter ended June 30, 2017 as compared with the prior year’s quarter is due to increased production at the Noack field. Our equipment sales for the quarter ended June 30, 2017 were $0, compared to the prior year’s quarter of $18,000.  This was because 2016 was the first year for the Company to have equipment sales and the Company has not had any additional equipment sales since 2016.

Operating Expenses

Operating expenses increased to $1,028,326 for the quarter ended June 30, 2017 from $384,504 for the quarter ended June 30, 2016. Our major expenses for the quarter ended June 30, 2017 were professional services of $55,891 and stock based compensation (directors) of $604,670, all included in general and administrative expenses.  In comparison, major operating expenses for the quarter ended June 30, 2016 were professional services of $117,432, stock based compensation (directors) of $34,342 and salaries and wages of $77,209, all included in general and administrative expenses.  Additionally, lease operating expenses increased $60,217 to $123,119 for the quarter ended June 30, 2017, compared to $62,902 for the quarter ended June 30, 2016, due to numerous workovers at SUDS and TLSAU and additional labor hired and contracted to maintain the TLSAU and SUDS fields.

Other Expenses

Total other expense was $275,651 for the quarter ended June 30, 2017 compared to total other expense of $70,648 for the quarter ended June 30, 2016. The increase was due to increased interest expense and loss on conversion of Jovian debt.  Interest expense increased to $187,557 due to the conversion of ORRI (as described in Note 5 to the financial statements included herein) and interest related to the Jovian Promissory note (as described above).  Loss on conversion increased to $88,755 and is attributable to the Jovian debt conversion.

Net Loss

Net loss for the quarter ended June 30, 2017 was $1,262,146 compared to a net loss of $402,859 for the quarter ended June 30, 2016 due to the factors described above.

Revenues & Costs – Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues

Our oil and gas revenue reported for the six months ended June 30, 2017 was $75,391, an increase of $18,098 from the prior year’s six months ended June 30, 2016, revenue of $57,293.  Our increased revenue for the six months ended June, 30, 2017 as compared to the prior year’s period is due to increased production at the Noack field and the acquisition of working interests in the SUDS and TLSAU fields during the end of 2016 and 2017.  Our equipment sales for the six months ended June 30, 2017 were $0, a decrease of $198,000 from the prior six month’s revenue of $198,000.  This was because 2016 was the first year for the Company to have equipment sales and it has not had any additional equipment sales in 2017.

Operating Expenses

Operating expenses increased to $1,452,189 for the six months ended June 30, 2017 from $823,241 for the six months ended June 30, 2016. Our major expenses for the six months ended June 30, 2017 were professional services of $90,769, stock based compensation (directors) of $673,949 and deferred salaries of $89,954, all included in general and administrative expenses. In comparison, major operating expenses for the six months ended June 30, 2016 were professional services of $196,097, stock based compensation (directors) of $134,467, and salaries and wages of $158,523, all included in general and administrative expenses.

Our lease operating expenses increased from $107,803 for the six months ended June 30, 2016 to $240,672 for the six months ended June 30, 2017, due to numerous workovers at SUDS and TLSAU and additional labor hired and contracted to maintain the TLSAU and SUDS fields.

Other Expenses

Total other expense was $348,618 for the six months ended June 30, 2017 compared to total other expense of $136,853 for the six months ended June 30, 2016.  The increase was due to increased interest expense and loss on conversion of Jovian debt.  Interest expense increased to $260,669 due to the conversion of ORRI and interest related to the Jovian Promissory note as described in greater detail in Note 7 to the financial statements included herein.  Loss on conversion of debt increased to $88,755 for the six months ended June 30, 2017 compared to $14,336 for the six months ended June 30, 2016 and was attributable to the Jovian debt conversion for the six months ended June 30, 2017.

Net Loss

Net loss for the six months ended June 30, 2017 was $1,725,416 compared to a net loss of $704,801 for the six months ended June 30, 2016 due to the factors described above.
Liquidity and Capital Resources

Our sources and (uses) of funds for the six months ended June 30, 2017 were:

Cash provided (used) in operations	$(529,466)
Purchase of fixed asset	(9,256)
Proceeds from shareholder advances	206,500
Proceeds from issuance of common and preferred stock	289,000
Payments of shareholder advances	$(14,000)

Overview of Cash Flow Activities:

Net cash used by operating activities was $529,466 for the six months ended June 30, 2017 and net cash used in operating activities was $81,971 for the six months ended June 30, 2016. The increase was due primarily to the increase in net loss, an increase in working capital requirements and newly acquired fields with higher cumulative lease operating expenses.  This was partially offset by a delay in the accounts payable cycle (increased days outstanding) and deferred interest on short term debt.

Net cash used by investing activities for the six months ended June 30, 2017 was $9,256 compared to net cash provided by investing activities of $16,998 for the six months ended June 30, 2016.  The decrease was primarily due to proceeds received from the sale of equipment in the previous period.

Net cash provided by financing activities was $475,786 and $83,390 for the six months ended June 30, 2017 and 2016, respectively. The increase from 2016 to 2017 was due to a year-over-year increase in advances from affiliates and proceeds from the sale of Preferred Stock as described in greater detail below.

As of June 30, 2017, we had total current assets of $26,249 and total assets in the amount of $13,498,274. Our total current liabilities as of June 30, 2017 were $1,802,192. We had negative working capital of $1,775,943 as of June 30, 2017. Our material asset balances are made up of oil & gas properties and related equipment. Our most significant liabilities include related party notes, ARO and accruals for professional services.  One note totaling $2,000,000 which was outstanding with Jovian was converted into Preferred Stock as described in greater detail below under Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and  another related party note in the amount of $550,000 was outstanding with Rick Wilber, however, on July 6, 2017, Mr. Rick Wilber agreed to convert his cumulative outstanding debt of $550,000 into 55,000 shares of Preferred Stock.  Additionally, there is $117,000 of shareholder advances outstanding and other short term debts that are temporarily funding working capital shortfalls.  See “Note 6 – Notes Payable” to our audited financials included in our Annual Report, for further details regarding our outstanding notes payable.

The Company continues to operate at a negative cash flow of approximately $50,000 per month and our Auditors have raised a going concern issue in their latest audit report. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and Twin Lakes fields which together with anticipated increases in the price of crude oil may reduce Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $250,000, which funding may not be available on favorable terms, if at all.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to increase revenues by drilling productive oil or gas wells. However, we will need to raise additional funds to drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. There can be no assurance that we will be successful in raising the capital needed to drill oil or gas wells nor that any such additional financing will be available to us on acceptable terms or at all. Any wells which we may drill may not be productive of oil or gas. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share (the “Offering”), as described in greater detail in Note 5 to the financial statements included herein.  During the second quarter of 2017, 120,590 shares of Preferred Stock or $1,205,900 of the offering amount has been sold to accredited investors. As of July 19, 2017, all $2,000,000 of Preferred Stock subject to the Offering had been sold with 24,100 shares of Preferred Stock being sold for $241,000, 132,500 shares of Preferred Stock being issued in connection with Debt Conversion Agreements discussed below in the aggregate amount of $1,325,000 and 43,400 shares of Preferred Stock being issued in connection with the conversion of SUDS ORRI working interests in the amount of $434,000 (as discussed below).

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

Item 4.    Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act , is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2017, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In association with the employment agreement of Paul Deputy, our Chief Financial Officer, dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended June 30, 2017. Mr. Deputy’s total accrued salary from September 1, 2016 to June 30, 2017 was $122,520. The Company granted warrants to purchase 35,000 shares of common stock for the quarter ended June 30, 2017 valued at $3,106 (the Company also granted warrants to purchase 35,000 shares of common stock for the quarter ended March 31, 2017 valued at $4,851). The warrants granted for the quarter ended June 30, 2017 are based on a $0.09 price per share valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The aggregate fair value of the warrants for the six months ended June 30, 2017 was $7,957.  The warrants were valued using the Black Sholes valuation model.  The warrants were recognized as stock compensation expense.

On April 11, 2017, the Company began a private offering of up to $2 million of Series A Convertible Preferred Stock (“Series A Preferred Stock” or “Preferred Stock”), at $10 per share. On May 3, 2017, the Board of Directors approved, and the Company filed, a Certificate of Designations, designating the rights and preferences of the Series A Preferred Stock with the Secretary of State of Texas. The Company also provided the investors in the private offering piggyback registration rights in connection with the shares of common stock issuable upon conversion of the Series A Preferred Stock which remain in place until the earlier of (a) two years from the closing date; and (b) the date that the investors are eligible to sell the securities under Rule 144.

The designation provided for up to 400,000 shares of Series A Preferred Stock. The Series A Preferred Stock have an original issuance price of $10 per share; are convertible into shares of common stock of the Company on a 71.429-for-one basis, based on a conversion price of $0.14 per share, provided that accrued and unpaid dividends are also convertible into common stock based on a conversion price of $0.14 per share; entitle the holders thereof the right to receive cumulative dividends in preference to any dividend on the common stock at the rate of 9% per annum, payable in cash on a semi-annual basis; participate pro-rata, on an as-converted basis, in cash dividends paid on the common stock; provide the holders thereof the right to receive, in preference to the holders of common stock, an amount equal to the original issuance price, together with any declared but unpaid dividends, in the event of any liquidation, dissolution or winding up of the Company; and contain no redemption rights.

The Series A Preferred Stock and all accrued and unpaid dividends thereon automatically convert into common stock, upon the earliest to occur of (i) the holders of a majority of the Series A Preferred Stock then outstanding consenting to such conversion; (ii) the closing of a registered public offering of the Company’s common stock, but only if the gross proceeds of the offering to the Corporation equal or exceed $10 million and the offering price is at least $0.30 per share; (iii) May 3, 2022 (the five year anniversary of the date the designation was filed); and (iv) the date that the average closing price per share of the Company’s common stock as reported on a national securities exchange, NASDAQ, the OTCQX, the OTCQB, the OTCQX or the OTC Pink market, equals or exceeds $0.28 per share during any period of thirty (30) consecutive trading days.

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

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share (the “Offering”), as described above in Item 2.  During the second quarter of 2017, 120,590 shares of Preferred Stock or $1,205,900 of the offering amount has been sold to accredited investors. As of July 19, 2017, $1,971,000 of Preferred Stock subject to the Offering had been sold with 24,100 shares of Preferred Stock being sold for $241,000, 132,500 shares of Preferred Stock being issued in connection with Debt Conversion Agreements discussed below in the aggregate amount of $1,325,000 and 40,500 shares of Preferred Stock being issued in connection with the conversion of SUDS ORRI working interests in the amount of $405,000 (as discussed below)..

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“ORRI”) offering on behalf of the SUDS field to raise $300,000.  During the second quarter of 2017, 14% of the 15% outstanding SUDS PORRI interests were converted into Preferred Stock as part of the Offering.  This conversion resulted in 40,500 Preferred Stock being issued to those who chose to convert, with an aggregate value of $405,000.  Related parties (James Burns, Joel Oppenheim, Paul Deputy, Lee Lytton, Leo Womack and Jovian Petroleum) converted 6% in ORRI interests and received 17,400 shares of Preferred Stock (2,900 shares of Preferred Stock each) valued at $174,000.

On April 18, 2017 James E Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President.  The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary.  For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by way of the issuance of 1,400,000 shares of common stock.  The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company.  A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement.  Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year.  For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary.  For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid.

As of April 18, 2017 Mr. James Burns and Mr. Saleem Nizami were elected Directors of the Company.  In exchange for accepting their appointments, each individual was granted 100,000 shares of common stock valued at $0.13 per share.  Each Directors shares were valued at $13,000.

The Board of Directors authorized the Company to allow outstanding warrant-holders to exercise their outstanding warrants at a 20% discount to the stated exercise prices of their warrants.  On May 12, 2017 a warrant holder exercised warrants to purchase 600,000 shares of common stock by remitting a payment of $48,000 at an exercise  price of $0.08 per share which was a 20% discount to the $0.10 per share stated price originally granted by the Company.

For their service as Directors on the Company's Board of Directors, on May 23, 2017, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vests immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on May 23, 2017 is $356,027, based on a $0.15 valuation and a 3 year term. The total amount of the options was expensed during the six months ended June 30, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

On May 23, 2017, related party debt holders were offered the option to convert their outstanding loan balances of $362,500 and accrued interest of $13,400 (totaling $375,900) into Preferred stock.  As a result, the following preferred shares were issued: Leo Womack 5,500 Preferred Stock shares, Joel Oppenheim 17,590 Preferred Stock shares, Lee Lytton 2,500 Preferred Stock shares, James Burns 10,500 Preferred Stock shares and Paul Deputy 1,500 Preferred Stock shares.   In addition, any holder of any non-interest bearing loan converted also received a warrant to purchase four shares of common stock for each dollar converted.  Consequently, warrants to purchase a total of 400,000 shares of common stock were granted (Leo Womack 70,000, Joel Oppenheim 270,000, Lee Lytton 30,000 and Paul Deputy 30,000) as part of the conversion, which each had an exercise price of $0.20 per share and a term of 3 years.  The warrants were valued at $47,319.  Any loan that had received warrants when initially issued did not receive additional warrants in this conversion offering.

Jovian Petroleum Corporation converted their outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017.  Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017.

Tranche 1 - On May 30, 2017, Jovian Petroleum Corporation converted $2 million of their $4 million debt into 10 million shares of the Company’s common stock.  The $2 million debt included a $1 million Promissory Note and $1 million of the $3 million Production Payment Note as well as interest payable of $33,151.

Tranche 2 - On July 19, 2017, Jovian Petroleum Corporation converted $2 million of their remaining debt (outstanding under a Production Payment Note) into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

●	10 million shares of common stock were valued using the market price on the date of issuance of $0.14 per share ($1,400,000)
●
Warrants to purchase 6 million shares of common stock with an exercise price of $0.20 per share based on a $0.12 valuation, volatility of 293%, a discount rate of 1.09% and warrants to purchase 4 million shares of common stock with an exercise price of $0.35 per share based on a $0.12 valuation, volatility of 293%, and a discount rate of 1.09%,  All warrants expire in 3 years.  The 6 million warrants were valued at $709,776 while the 4 million warrants were valued at $471,104, totaling $1,180,880.

●	12,749,286 shares of common stock were valued using the market price on the date of issuance $0.104 per share ($1,325,926).
●	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two tranche transactions resulted in an $88,755 loss which is recognized in the second quarter of 2017.  The extinguishment of tranche 2 will be recognized in the third quarter, with no impact on the statement of operations.

On May 23, 2017, James E. Burns, the President of the Company, sold a Caterpillar D6 Dozer to the Company in exchange for 3,000 Series A preferred stock.  The equipment was valued at $30,000

On July 6, 2017, Mr. Rick Wilber agreed to convert his cumulative outstanding debt of $550,000 into 55,000 shares of Preferred Stock.  The stated value of these shares is $10.00 per share.  The outstanding debt included the following: a $350,000 Convertible Secured Note dated June 17, 2013, a $100,000 Convertible Secured Note dated September 30, 2013 and a $100,000 Convertible Secured Note dated December 31, 2013.  Subsequent to this conversion, all of the Company’s debt with Mr. Wilber is deemed cancelled and it is no longer due and payable.  Mr. Wilber retains both the warrants and shares that were previously issued by the Company related to the original sale of these notes (and their respective amendments).

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On April 18, 2017, James E. Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President.  The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary.  For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by way of the issuance of 1,400,000 shares of common stock.  The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company.  A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement.  Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year.  For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary.  For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid.

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

PETROLIA ENERGY CORPORATION

August 21, 2017	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

PETROLIA ENERGY CORPORATION

August 21, 2017	By:	/s/ Paul Deputy
Paul Deputy
Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBITS INDEX

3.1
Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 and incorporated by reference herein

10.1
Series A Convertible Preferred Stock Offering Memorandum (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 and incorporated by reference herein)

10.2
Form of Preferred Stock Subscription Agreement for the Company’s Series A Convertible Preferred Stock Offering (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 and incorporated by reference herein)

10.3
Debt Conversion Agreement, dated June 30, 2011, by and between the Company, Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2017 and incorporated by reference herein)

10.4
Debt Conversion Agreement, dated July 19, 2017 by and between the Company and Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017 and incorporated by reference herein)

10.5
Debt Conversion Agreement, dated July 6, 2017 by and between the Company and Rick Wilber (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017 and incorporated by reference herein)

10.6 *	Employment Agreement dated April 18, 2017, with James E. Burns as President of Petrolia Energy Corporation.

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 **	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

*     Filed herewith
**   Furnished herewith