Form 10-Q
period 2017-09-30
Petrolia Energy Corp
filed 2017-11-14
CIK 1368637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 109,823,220 shares of common stock as of November 14, 2017.

PART I
Item 1.    Financial Statements

PETROLIA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$9,421	$68,648
Accounts receivable	18,520	199,003
Other current assets	8,646	31,192
Total current assets	36,587	298,843

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,312,580	13,465,387
Furniture, equipment & software	264,723	200,416
Less accumulated depreciation	(1,172,746)	(1,119,708)
Net property and equipment	13,404,557	12,546,095

Other Assets
Intangible assets	49,886	49,886
Note receivable	-	316,800

Total Assets	$13,491,030	$13,211,624

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$396,883	$352,241
Accrued liabilities	768,607	494,983
Debt short term	-	275,000
Convertible debt – related party, unamortized discount of 0 and 0	-	550,000
Current maturities of installment notes payable	32,582	26,186
Note payable – related parties	212,100	1,287,980
Total current liabilities	1,410,172	2,986,390

Asset retirement obligations	460,947	322,710
Installment note payable – long term	25,174	-
Note payable to related party – long term		2,904,020
Total Liabilities	1,896,293	6,213,120

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 197,100 and 0 shares issued & outstanding	197	-
Common stock, $.001 par value; 400,000,000 shares authorized; 108,239,887 and 79,034,505 shares issued and outstanding	108,240	79,034
Additional paid in capital	22,242,711	14,887,090
Accumulated deficit	(10,756,411)	(7,967,620)
Total Stockholders’ Equity	11,594,737	6,998,504

Total Liabilities and Stockholders’ Equity	$13,491,030	$13,211,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Oil and gas sales
Oil and gas sales	$40,632	$21,863	$116,024	$79,156
Equipment sales – related party	-	-	-	198,000
Total Revenue	40,632	21,863	116,024	277,156

Operating expenses
Lease operating expense	77,568	47,621	318,241	155,424
Cost of equipment sold	-	-	-	33,330
Production tax	2,150	1,074	7,284	3,846
General and administrative expenses	986,296	508,329	2,131,070	1,139,432
Depreciation, depletion and amortization	17,582	15,764	54,986	50,964
Asset retirement obligation accretion	12,628	8,199	36,833	21,232
Total operating expenses	1,096,224	580,987	2,548,414	1,404,228

Loss from operations	(1,055,592)	(559,124)	(2,432,390)	(1,127,072)

Other Income (expenses)
Interest (expense)	(2,361)	(53,811)	(263,029)	(211,288)
Other income	-	16,385	805	51,345
Loss on conversion of debt	(5,422)	-	(94,177)	(14,336)
Total Other Income (expenses)	(7,783)	(37,426)	(356,401)	(174,279)

Net loss	$(1,063,375)	$(596,550)	$(2,788,791)	$(1,301,351)

Series A Preferred Dividends	(41,134)	-	(49,767)	-

Net Loss Attributable to Common Stockholders	(1,104,509)	(596,550)	(2,838,558)	(1,301,351)

Loss per share (Basic and fully diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares of common stock outstanding	102,760,115	48,079,201	88,594,051	44,445,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash Flows Used in Operating Activities
Net loss	$(2,788,791)	$(1,301,351)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	54,986	50,964
Accretion of debt discount	-	171,573
ARO accretion	36,833	21,232
Finance fee for extension of note payable	60,101	-
Loss on conveyance of ORRI warrants	-	14,336
Interest on ORRI conversion	128,229	-
Guarantor fees	482,586	-
Debt issuance costs	47,319	22,166
Loss on conversion of Jovian debt	88,755	-
Loss on conversion of short term debt	5,422	-
Loss on sale of vehicle	3,677	-
Stock-based compensation expense - employees	278,941	118,425
Stock-based compensation expense - directors	394,154	195,264
Stock-based compensation expense – consultant	101,519	-

Changes in operating assets and liabilities
Accounts receivable	31,496	(122,056)
Inventory	-	33,330
Other assets	22,547	1,824
Accounts payable	44,642	258,470
Accrued liabilities	326,285	220,775
Net cash flows used in operating activities	(681,299)	(315,048)

Cash Flows(used in) Provided by Investing Activities
Cash acquired from investment in Askarii		114
Proceeds from sale of property and equipment		30,000
Purchase of fixed asset	(9,256)	(93,476)
Cash flows (used in) provided by investing activities	(9,256)	(63,362)

Cash Flows Provided by Financing Activities
Proceeds from shareholder advances	301,600	368,000
Payments of shareholder advances	(14,000)	(112,000)
Proceeds from issuance of common stock	110,065	48,000
Proceeds from short term loans		85,000
Proceeds from issuance of preferred stock	241,000	-
Cash paid for PORRI conversion	(3,230)	-
Payments on notes payable	(4,107)	(1,610)
Cash flows provided by financing activities	631,328	387,390

Net change in cash and cash equivalents	(59,227)	8,980

Cash and cash equivalents
Beginning of period	68,648	3,091

End of period	$9,421	$12,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURES
Interest Paid	$22,782	$24,770
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Sale of vehicle to related party	8,677	-
Note payable for purchase of vehicle	35,677	-
Initial recognition of asset retirement obligation	101,405	50,296
Preferred shares issued for purchase of related party’s equipment	30,000	-
Settlement of accounts receivable and other assets for oil and gas properties	465,788	-
Settlement of debt with preferred shares	154,000	-
Settlement of debt with preferred shares – related parties	925,900	-
Settlement of debt with common shares	32,532	-
Settlement of ORRI investments with preferred shares	405,000	-
Settlement of related party debt with shares of common stock, preferred stock and warrants	4,033,151	-
Payment of affiliated note payable through share issuance	-	146,876
Settlement of accrued accounts payable through share issuance	-	110,106
Purchase of Askarii	-	50,000
Transfer to Askarii inventory	-	146,861
Share issued in payment of shareholder advance	-	150,000
Share issued for oil and gas property interest	-	4,723,186
Note payable for oil and gas property interest	$-	$4,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROLIA ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
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

NOTE 5. EQUITY

Preferred Stock – 1,000,000 shares authorized, 197,100 shares issued and outstanding

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

As described in greater detail in Note 7 below, on July 19, 2017, Jovian Petroleum Corporation (“Jovian”) converted $2 million of its remaining debt into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.   The Preferred Stock was priced at $10.00 per share with a value of $215,100.  Refer to Note 7 for further explanation.  The CEO of Jovian is Quinten Beasley, our director, and the largest shareholder of Jovian is Zel C. Khan, our CEO and director.

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

Effective February 1, 2017, the Company entered into a consulting agreement in exchange for geology related services.  Specifically these services include providing reports detailing analysis of present and potential oil and gas assets.  The term of the agreement is one (1) year, subject to a one (1) year extension.  The consultant is to be granted warrants to purchase 25,000 shares of common stock for services provided each quarter.  The exercise price of the warrants will be the market price of the Company’s stock at quarter end, the warrant term expires 3 years from the date of grant.  During the second quarter of 2017, 25,000 warrants were issued with a fair value of $2,217 based on an average $0.09 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term.  The warrants vested immediately.  As of September 30, 2017, the consultant has been granted warrants to purchase 50,000 shares of common stock, with a fair value of $5,683.

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

The Board of Directors authorized the Company to allow outstanding warrant-holders to exercise their outstanding warrants at a 20% discount to the stated exercise price of their warrants.  On May 12, 2017 a warrant holder exercised warrants to purchase 600,000 shares of common stock by remitting a payment of $48,000 at an exercise price of $0.08 per share which is a 20% discount to the originally stated price of $0.10 per share.

On December 31, 2016 the Company signed an amendment with Rick Wilber concerning his outstanding convertible debt.  A clause in the amendment stated that if the outstanding principal balance of Mr. Wilber’s debt was not paid back by January 1, 2017 then he was due to receive warrants to purchase 80,000 shares of Company common stock for each month the balance remained outstanding.  The balance was not repaid during the second quarter of 2017.  During the second quarter of 2017, Mr. Wilber received warrants to purchase a total of 240,000 shares of common stock which were valued at $28,441, with an exercise price of $0.15 per share that expire five (5) years from their grant dates.  As of September 30, 2017, Mr. Wilber has been granted warrants to purchase a total of 480,000 shares of common stock with a fair value of $60,101.

On July 6, 2017, the Company contracted with an attorney to facilitate the conversion of the Rick Wilber debt (described directly above).  To compensate the attorney for his service, he was granted 150,000 shares of common stock valued at $15,000.

On July 31, 2017, based on the terms of the agreement, the Company’s final outstanding $25,000 Convertible Bridge Note was mandatorily converted to 271,096 shares of common stock.  Based on the agreement, the debt was converted at $0.10 per share.  This included the principal balance of $25,000 and accrued interest of $2,110.  However, the market price of the shares on the conversion date was $0.12 per share resulting in a loss on conversion of $5,422.

On August 15, 2017, in exchange for services related to negotiations concerning our New Mexico operating bond requirements, the Company paid one of its attorneys a bonus of 500,000 shares of common stock that was valued at $65,000.

Summary information regarding common stock warrants issued and outstanding as of September 30, 2017, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2016	16,825,527	$0.26	$-	3.20
Granted	16,659,167	0.23	-	3.14
Exercised	(1,635,000)	0.08	-	-
Expired	-	-	-	-
Outstanding at quarter ended September 30, 2017	31,849,694	$0.24	$308,906	2.72

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of September 30, 2017, which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – The Company has a one year office lease in Houston at a cost of $2,012 per month.  The lease expires January 31, 2018 with two, one year renewal options.

NOTE 7. RELATED PARTY TRANSACTIONS

Transactions with related parties and affiliates
In association with the employment agreement of Paul Deputy, our Chief Financial Officer, dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended September 30, 2017. Mr. Deputy’s total accrued salary from September 1, 2016 to September 30, 2017 was $157,520. The Company granted warrants to purchase 35,000 shares of common stock for the quarter ended September 30, 2017 valued at $4,146 (the Company also granted warrants to purchase 35,000 shares of common stock for the quarter ended June 30, 2017 valued at $3,106 and for the quarter ended March 31, 2017 valued at $4,851). The warrants granted for the quarter ended September 30, 2017 are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  The aggregate fair value of the warrants for the nine months ended September 30, 2017 was $12,103.  The warrants were valued using the Black Sholes valuation model.  The warrants were recognized as stock compensation expense.

On September 23, 2015, the Company’s Board of Directors agreed to issue Mr. Zel C. Khan, the CEO and President of the Company, 1,000,000 shares of the Company’s restricted common stock in consideration for entering into an employment agreement with the Company. The value of the award on the issuance date was $68,000 and the award vests over a twenty four (24) month term. Consequently, $8,500 of the award is being expensed each quarter.  During the third quarter of 2017, $8,500 of the award was expensed.  For the nine months ended September 30, 2017, $25,500 of the award was expensed.  There is no remaining un-expensed award amount.

On April 18, 2017 James E Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President.  The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary.  For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by the issuance of 1,400,000 shares of common stock.  On June 30, 2017, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns common stock related salary compensation.  On September 30, 2017 350,000 shares, valued at $42,000, were issued in accordance with Mr. Burns common stock related salary compensation.  The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company.  A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement.  Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year.  For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary.  For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid.  On an annual basis, Mr. Burns will also receive service related warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.14 per share.  At September 30, 2017, warrants to purchase 250,000 shares of common stock were granted, valued at $29,580, related to his 3rd quarter service bonus.  These warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  In addition, warrants to purchase 166,667 shares of common stock were granted, valued at $14,758, related to his 2nd quarter service bonus  These warrants are based on a $0.09 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.

On June 8, 2017, the Company sold a 2007 Toyota Tundra truck to Jovian for $5,000.  The payment was made through a $5,000 reduction of Jovian’s shareholder advance balance.   The transaction resulted is a loss of $3,677 based on an original cost of $10,625 and accumulated depreciation of $1,948.

During the nine months ended September 30, 2017, shareholders advanced an additional $301,600 to the Company, the Company made payments back to shareholders of $19,000 ($5,000 out of the $19,000 related to the truck purchase disclosed above) and $262,500 of outstanding debt was converted to Series A Preferred Stock.  This resulted in an increase to the shareholder advance liability from $192,000 at December 31, 2016 to $212,100 at September 30, 2017.  The following related parties (Leo Womack - $55,000, Lee Lytton - $25,000, Joel Oppenheim - $167,500 and Paul Deputy - $15,000) converted their shareholder advances into Preferred Stock.

For their service as Directors on the Company’s Board of Directors, on May 23, 2017, the Board granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vested immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on May 23, 2017 is $356,027, based on a $0.15 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the options was expensed during the nine months ended September 30, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2017 service term.

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest offering (“ORRI”) on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty two (22) previously drilled wells at the field. Under the terms of the offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. At its completion, the ORRI raised a total of $300,000.  Effective April 18, 2017, all owners of SUDS ORRI interests were authorized to convert their interests, at their sole discretion, to Preferred Stock in the Company in conjunction with the Company’s current Series A Preferred Stock Offering.  Included in this conversion offering each investor converted ORRI interests equal to the cumulative revenue amount of $30,000, less their revenue received since inception.  During the second quarter of 2017, 14% of the 15% outstanding SUDS ORRI interests were converted to Preferred Stock of the Company.  This conversion resulted in 40,500 shares of Preferred Stock being issued to those holders who chose to convert, with a value of $405,000.  The transaction resulted in an increase to Oil and Gas Property assets by $280,000 and an increase to interest expense of $128,229 and a cash true-up payment of $3,230.  Related parties (James Burns, Joel Oppenheim, Paul Deputy, Lee Lytton, Leo Womack and Jovian) converted 6% in ORRI interests and received a total of 17,400 shares of Preferred Stock (2,900 shares of Preferred Stock each), with the total valued at $174,000.

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

Jovian converted its outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017.  Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017.

Tranche 1 - On May 30, 2017, Jovian converted $2 million of its $4 million debt into 10 million shares of the Company’s common stock.  The $2 million debt included a $1 million Promissory Note and $1 million of the $3 million Production Payment Note as well as interest payable of $33,151.

Tranche 2 - On July 19, 2017, Jovian converted $2 million of its remaining debt (outstanding under a Production Payment Note) into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

•	10 million shares of common stock which were valued using the market price on the date of issuance of $0.14 per share ($1,400,000)
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

•	12,749,286 shares of common stock which were valued using the market price on the date of issuance of $0.104 per share ($1,325,926).
•	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two transactions resulted in an $88,755 loss which was recognized in the second quarter of 2017.  The extinguishment of tranche 2 was recognized in the third quarter, with no impact on the consolidated statement of operations.

On May 23, 2017, James E. Burns, the President of the Company, sold a Caterpillar D6 Dozer to the Company in exchange for 3,000 shares of Preferred Stock.  The equipment was valued at $30,000.

On August 1, 2017 Mr. Joel Oppenheim provided a Letter of Credit (LOC), which was posted as collateral, in order for the Company to issue operating bonds with the State of New Mexico for the operation of 25 Twin Lakes San Andres Unit wells.  In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock valued at $236,586 with an exercise price of $0.14 per share.  The warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  For each quarter following the initial advance until the LOC is revoked an additional two hundred fifty thousand (250,000) warrants will be granted.  The exercise price of those warrants will be the average common stock market price over the previous 90 days.  In addition, Petrolia will provide security interest in the form of 100% undivided working interest in the Noack field.

On September 26, 2017, Mr. Oppenheim was issued 1,035,000 shares of common stock.  These shares were the result of exercising warrants to purchase 1,035,000 shares of common stock, at an exercise price of $0.06 per share, which included the remittance of $62,065 as the aggregate exercise price.

NOTE 8. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues
Oil & Gas	$40,632	$21,863	$116,024	$79,156
Oil field services	-	-	-	198,000

Net Income (Loss)
Oil & Gas	(1,059,243)	(592,501)	(2,776,563)	(1,481,624)
Oil field services	(4,132)	(4,048)	(12,228)	180,273

Assets
Oil & Gas	13,397,430	13,018,302	13,397,430	13,018,302
Oil field services	93,600	109,476	93,600	109,476

Accounts Receivable
Oil & Gas	18,520	170,689	18,520	170,689
Oil field services	$-	$-	$-	$-

All segment expenses were incurred by the Oil & Gas segment except for the cost of equipment sold of $33,330 which was incurred in the nine months ended September 30, 2016.

NOTE 9. ASSET ACQUISITIONS

TLSAU 60% Acquisition

Effective February 12, 2017, the Company acquired an additional 60% net working interest in the “Twin Lakes San Andres Unit” or “TLSAU” field located in Chaves County, New Mexico (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2017.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  As a result of this transaction, Petrolia now owns 100% working interest in TLSAU.  Consideration of $465,798 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3 million face value) which we acquired in November 2015 and the write-off of $148,988 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability (prior to the acquisition) for the OPBE note that the Company purchased.

The table below represents the proforma financial statement showing the effects of the combined entity for the periods presented above:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Oil and gas sales	$40,632	$29,789	$121,584	$333,577

Net Loss	$(1,063,375)	$(678,407)	$(2,796,890)	$(1,457,436)

Loss per share (basic and fully diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.02)

NOTE 10. SUBSEQUENT EVENTS

On September 21, 2017 our majority stockholders, via written consent to action without meeting, approved (1) the adoption of an amendment to the Petrolia Energy Corporation 2015 Stock Incentive Plan to (a) increase by 36,000,000 (to 40,000,000) the number of shares of common stock reserved for issuance under the plan; and (b) amend the definition of “Eligible Person” under the plan; (2) the filing of a Certificate of Amendment to the Company’s Certificate of Formation with the Secretary of State of Texas to (a) increase the number of authorized shares of common stock, par value $0.001 per share of the Company, to 400,000,000 shares of common stock; and (b) amend the par value of the Company’s preferred stock, from $0.10 per share to $0.001 per share (the “Amendment”); and (3) authority for our Board of Directors, without further stockholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Certificate of Formation with the Secretary of State of Texas, in a ratio of between one-for-two and one-for-fifty, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) March 1, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders. On November 6, 2017, the Amendment was filed with the Secretary of State of Texas and the filing became effective on November 10, 2017.

On October 1, 2017, the Company initiated a new $500,000 private placement offering consisting of 10 units to “accredited investors”, with each unit consisting of (1) 416,667 shares of restricted common stock and (2) warrants to purchase 416,667 additional shares of common stock at an exercise price of $0.20 per share at any time prior to October 1, 2020.  Each unit is being sold for $50,000.  Subsequent to September 30, 2017 the Company has sold a total of 3.8 units which included 1,583,335 restricted shares of common stock and warrants to purchase 1,583,335 shares of common stock, for an aggregate value of $190,000.  Included in the aggregate purchases, a director  purchased 4/5 of one unit valued at $40,000.

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

Please see the “Glossary of Oil and Gas Terms” on page 11 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017 (the “2016 Annual Report”) for a list of abbreviations and definitions used throughout this report.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2016 Annual Report

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Petrolia” and “Petrolia Energy Corp.” refer specifically to Petrolia Energy Corp. and its wholly-owned subsidiary.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;
•	“Boe” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;
•	“Mcf” refers to a thousand cubic feet of natural gas;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

As previously reported, although the stockholders approved the Plan of Conversion at the annual meeting, pursuant to which our corporate jurisdiction was to be changed from the State of Colorado to the State of Texas by means of a process called a “Conversion” and our name was to be changed to “Petrolia Energy Corporation”, those filings were not immediately made and the Conversion did not become legally effective until September 2, 2016. Specifically, on June 15, 2016, the Company filed a Certificate of Conversion with the Texas Secretary of State, affecting the Conversion and the name change, and including a Certificate of Formation as a converted Texas corporation; however, the Statement of Conversion was not filed with the State of Colorado until a later date. As a result, and because FINRA and the Depository Trust Company (DTC) had advised us that they would not recognize the Conversion or name change, or update such related information in the marketplace until we became current in our periodic filings with the Securities and Exchange Commission and they had a chance to review and approve such transactions, we took the position that the Conversion and name change were not legally effective until September 2, 2016.

As a result of the filings described above, and FINRA and the Depository Trust Company (DTC) formally recognizing and reflecting the events described above in the marketplace, the Company has formally converted from a Colorado corporation to a Texas corporation, and has formally changed its name to “Petrolia Energy Corporation”.

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016 and 2017, as described in greater detail in the “Plan of Operation” section below

Plan of Operation

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

In August 2013, we became an oil and gas operator and took over the operation of 100% of our wells.  As such, we terminated our relationship with RTO Operating, LLC for the day-to-day operations and monitoring of our wells. During 2014, the Company continued to operate its own lease. During the fourth quarter of 2014, the Company hired Jovian Petroleum Corporation (Jovian) to survey the operations and well performance at the Noack field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014, the Company signed an operating agreement with Jovian to assume full operational responsibility for the Noack field under a fixed fee agreement of $10,000 per month for full operating field services.  On March 1, 2015, the Company hired Zel C. Khan, our current CEO and director, who is the largest stockholder of Jovian, as well as several former employees of Jovian Petroleum.  This allowed for the fixed fee agreement with Jovian to end.  The CEO of Jovian is Quinten Beasley, our director, and the largest shareholder of Jovian is Zel C. Khan, our CEO and director.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed nine (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. During 2016 and through the third quarter ended September 30, 2017, the Company had two (2) wells producing, six (6) wells to workover, with one (1) injection well and one (1) did not produce/one (1) well not completed.

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

The Company has approved SUDS well #1, a new infill drill well, to be drilled during the fourth quarter of 2017, funding permitting.

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

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS. A Promissory Note to Jovian for $1,000,000 was executed bearing interest at 5% and due on December 31, 2016 related to the acquisition of a 50% working interest in the SUDS field.  The Promissory Note was secured by a 12.5% undivided working interest in the SUDS field.  In addition, a Production Payment Note was executed for the same 50% working interest in the SUDS field.  This note was for $3,000,000, paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that is attributable to the SUDS field assets.  The Production Payment Note was secured by a 12.5% undivided working interest in the SUDS field.

The Company issued 24,308,985 shares of its restricted common stock to Jovian to acquire an additional 40% working interest ownership of SUDS. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799/share market price of our common stock on September 28, 2016 (the effective date of the transaction).

Jovian Petroleum Corporation converted its outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017.  Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017.

Tranche 1 - On May 30, 2017, Jovian Petroleum Corporation converted $2 million of its $4 million debt into 10 million shares of the Company’s common stock.  The $2 million debt included a $1 million Promissory Note and $1 million of the $3 million Production Payment Note as well as interest payable of $33,151.

Tranche 2 - On July 19, 2017, Jovian Petroleum Corporation converted $2 million of its remaining debt (outstanding under a Production Payment Note) into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

•	10 million shares of common stock which were valued using the market price on the date of issuance of $0.14 per share ($1,400,000)
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

•	12,749,286 shares of common stock which were valued using the market price on the date of issuance of $0.104 per share ($1,325,926).
•	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two transactions resulted in an $88,755 loss which was recognized in the second quarter of 2017.  The extinguishment of tranche 2 was recognized in the third quarter, with no impact on the consolidated statement of operations.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2016, reflects approximately 2.7 million barrels of proven oil reserves remaining for the 100% working interest (of which we hold a 40% working interest).  During 2016 and through the third quarter ended September 30, 2017, the field had ninety (90) total wells, two (2) were producing, as allowed by permit with thirty-two (32) requiring workovers and an additional fifty (50) will serve as injection wells as needed and permits are acquired.  As of December 31, 2016, and continuing through the filing date of this report, Petrolia was the operator of the TLSAU field (through an agreement with BSNM described below).  As of the date of this report, Petrolia owns a 100% working interest in the field.

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

TLSAU 25% Acquisition
On September 1, 2016 the Company acquired an additional 25% working interest ownership in the TLSAU field through the issuance of 3,500,000 shares of its restricted common stock to an unrelated party.  The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of Petrolia’s shares on September 1, 2016.  After the purchase, the Company owns a total working interest ownership of 40%.  Included in the purchase price was the write off of $32,288 in outstanding accounts receivable to Petrolia.  The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $424,540 and asset retirement obligations assumed of $42,252.

TLSAU 60% Acquisition
Effective February 12, 2017, the Company acquired an additional 60% net working interest in the TLSAU in connection with the execution of a Settlement Agreement on February 12, 2017.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  As a result of this transaction, Petrolia now owns a 100% working interest in TLSAU.  Consideration of $433,500 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the BSNM Note of $316,800 (with a $1.3million face value) and the write off of $116,700 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability (prior to the acquisition) for the OPBE note that Petrolia purchased.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests in Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company. The Company acquired Askarii by issuing one (1) million restricted shares of common stock. Based on the then market value of the Company’s common stock at $0.05 per share, the aggregate value of the transaction was $50,000.

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

Results of Operations/Liquidity and Capital Resources

Revenues & Costs – Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues

Our oil and gas revenue reported for the quarter ended September 30, 2017 was $40,632, an increase of $18,769 from the prior year’s quarter of $21,863. Our increased revenue for the quarter ended September 30, 2017 as compared with the prior year’s quarter is due to increased production at the Noack field.

Operating Expenses

Operating expenses increased to $1,096,224 for the quarter ended September 30, 2017 from $580,987 for the quarter ended September 30, 2016. Our major expenses for the quarter ended September 30, 2017 were professional services of $23,597 and stock based compensation (directors) of $652,570 and deferred salary of $60,000, all included in general and administrative expenses.  In comparison, major operating expenses for the quarter ended September 30, 2016 were professional services of $57,571, stock based compensation (directors) of $241,529 and salaries and wages of $113,348, all included in general and administrative expenses.  Additionally, lease operating expenses increased $29,947 to $77,568 for the quarter ended September 30, 2017, compared to $47,621 for the quarter ended September 30, 2016, due to numerous workovers at SUDS and TLSAU and additional labor hired and contracted to maintain the TLSAU and SUDS fields.

Other Expenses

Total other expense was $7,783 for the quarter ended September 30, 2017 compared to total other expense of $37,425 for the quarter ended September 30, 2016. The decrease was from decreased interest expense due to the conversion of the Jovian debt as described above.

Net Loss

Net loss for the quarter ended September 30, 2017 was $1,063,375 compared to a net loss of $596,550 for the quarter ended September 30, 2016 due to the factors described above.

Revenues & Costs – Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues

Our oil and gas revenue reported for the nine months ended September 30, 2017 was $116,024, a decrease of $161,132 from the prior year’s nine months ended September 30, 2016, revenue of $277,156.  Our decreased total revenue for the nine months ended September, 30, 2017 as compared to the prior year’s period is due to absence of equipment sales in 2017.  But the decrease in total revenue was offset by an increased oil and gas production at the Noack field and the acquisition of working interests in the SUDS and TLSAU fields during the end of 2016 and 2017.  Our equipment sales for the nine months ended September 30, 2017 were $0, a decrease of $198,000 from the prior nine month’s revenue of $198,000.  This was because 2016 was the first year for the Company to have equipment sales and it has not had any additional equipment sales in 2017.

Operating Expenses

Operating expenses increased to $2,548,414 for the nine months ended September 30, 2017 from $1,404,228 for the nine months ended September 30, 2016. Our major expenses for the nine months ended September 30, 2017 were professional services of $123,366, stock based compensation (directors) of $1,326,519 and deferred salaries of $149,954, all included in general and administrative expenses. In comparison, major operating expenses for the nine months ended September 30, 2016 were professional services of $253,669, stock based compensation (directors) of $195,265, and salaries and wages of $263,895, all included in general and administrative expenses.

Our lease operating expenses increased from $155,324 for the nine months ended September 30, 2016 to $318,241 for the nine months ended September 30, 2017, due to numerous workovers at SUDS and TLSAU and additional labor hired and contracted to maintain the TLSAU and SUDS fields.

Other Expenses

Total other expense was $356,401 for the nine months ended September 30, 2017 compared to total other expense of $174,279 for the nine months ended September 30, 2016.  The increase was due to increased interest expense and loss on conversion of Jovian debt.  Interest expense increased to $263,029 due to the conversion of ORRI (see Note 7 to the financial statement included herein) and interest related to the Jovian Promissory Note (since converted) as described in greater detail in Note 7 to the financial statements included herein.  Loss on conversion of debt increased to $94,177 for the nine months ended September 30, 2017 compared to $14,336 for the nine months ended September 30, 2016 and was attributable to the Jovian debt conversion for the nine months ended September 30, 2016.

Net Loss

Net loss for the nine months ended September 30, 2017 was $2,788,791 compared to a net loss of $1,301,351 for the nine months ended September 30, 2016 due to the factors described above.

Liquidity and Capital Resources

Our sources and (uses) of funds for the nine months ended September 30, 2017 were:

Cash provided (used) in operations	$(681,299)
Purchase of fixed asset	(9,256)
Proceeds from shareholder advances	301,600
Proceeds from issuance of common and preferred stock	351,065
Payments of shareholder advances	$(14,000)

Overview of Cash Flow Activities:
 Net cash used by operating activities was $681,299 for the nine months ended September 30, 2017 and net cash used in operating activities was $315,048 for the nine months ended September 30, 2016. The increase was due primarily to the increase in net loss, an increase in working capital requirements and newly acquired fields with higher cumulative lease operating expenses.  This was partially offset by a delay in the accounts payable cycle (increased days outstanding) and deferred interest on short term debt.

Net cash used by investing activities for the nine months ended September 30, 2017 was $9,256 compared to net cash provided by investing activities of $63,362 for the nine months ended September 30, 2016.  The decrease was primarily due to assets purchased offset by proceeds received from the sale of equipment in the previous period.

Net cash provided by financing activities was $631,328 and $387,390 for the nine months ended September 30, 2017 and 2016, respectively. The increase from 2016 to 2017 was due to a year-over-year increase in advances from affiliates and proceeds from the sale of Preferred Stock as described in greater detail below.

As of September 30, 2017, we had total current assets of $36,587 and total assets in the amount of $13,491,030. Our total current liabilities as of September 30, 2017 were $1,410,172. We had negative working capital of $1,373,585 as of September 30, 2017. Our material asset balances are made up of oil & gas properties and related equipment. Our most significant liabilities include related party notes, ARO and accruals for professional services.  One note totaling $2,000,000 which was outstanding with Jovian was converted into Preferred Stock as described in greater detail below under Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds and  another related party note in the amount of $550,000 was outstanding with Rick Wilber, however, on July 6, 2017, Mr. Rick Wilber agreed to convert his cumulative outstanding debt of $550,000 into 55,000 shares of Preferred Stock.  Additionally, there is $212,100 of shareholder advances outstanding and other short term debts that are temporarily funding working capital shortfalls.  See “Note 6 – Notes Payable” to our audited financials included in our Annual Report, for further details regarding our outstanding notes payable.

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

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share (the “Offering”), as described in greater detail in Note 5 to the financial statements included herein.  During the second quarter of 2017, 120,590 shares of Preferred Stock or $1,205,900 of the offering amount was sold to accredited investors. As of July 19, 2017, all $2,000,000 of Preferred Stock subject to the Offering had been sold with 24,100 shares of Preferred Stock being sold for $241,000, 132,500 shares of Preferred Stock being issued in connection with debt conversion transactions discussed below in the aggregate amount of $1,325,000 and 43,400 shares of Preferred Stock being issued in connection with the conversion of SUDS ORRI working interests in the amount of $434,000 (as discussed below).

On October 1, 2017, the Company initiated a new $500,000 private placement offering consisting of 10 units to “accredited investors”, with each unit consisting of (1) 416,667 shares of restricted common stock and (2) warrants to purchase 416,667 additional shares of common stock at an exercise price of $0.20 per share at any time prior to October 1, 2020.  Each unit is being sold for $50,000.  Subsequent to September 30, 2017, the Company has sold a total of 3.8 units which included 1,583,335 restricted shares of common stock and warrants to purchase 1,583,335 shares of common stock, for an aggregate value of $190,000.

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included in the 2016 Annual Report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act , is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2017, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In association with the employment agreement of Paul Deputy, our Chief Financial Officer, dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended September 30, 2017. Mr. Deputy’s total accrued salary from September 1, 2016 to September 30, 2017 was $157,520. The Company granted warrants to purchase 35,000 shares of common stock for the quarter ended September 30, 2017 valued at $4,146 (the Company also granted warrants to purchase 35,000 shares of common stock for the quarter ended June 30, 2017 valued at $3,106 and for the quarter ended March 31, 2017 valued at $4,851). The warrants granted for the quarter ended September 30, 2017 are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  The aggregate fair value of the warrants for the nine months ended September 30, 2017 was $12,103.  The warrants were valued using the Black Scholes valuation model.  The warrants were recognized as stock compensation expense.

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

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share (the “Offering”), as described above in Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.  During the second quarter of 2017, 120,590 shares of Preferred Stock or $1,205,900 of the offering amount was sold to accredited investors. As of July 19, 2017, $1,971,000 of Preferred Stock subject to the Offering had been sold with 24,100 shares of Preferred Stock being sold for $241,000, 132,500 shares of Preferred Stock being issued in connection with debt conversion transactions discussed below in the aggregate amount of $1,325,000 and 40,500 shares of Preferred Stock being issued in connection with the conversion of SUDS ORRI working interests in the amount of $405,000 (as discussed below).

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

On April 18, 2017, James E. Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President.  The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary.  For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by the issuance of 1,400,000 shares of common stock.  On June 30, 2017, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns common stock related salary compensation.  On September 30, 2017, 350,000 shares, valued at $42,000, were issued in accordance with Mr. Burns common stock related salary compensation.  The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company.  A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement.  Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year.  For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary.  For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid.  On an annual basis, Mr. Burns will also receive performance related warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.14 per share.  At September 30, 2017, warrants to purchase 250,000 shares of common stock were granted, valued at $29,580, related to his 3rd quarter performance bonus.  These warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  In addition, warrants to purchase 166,667 shares of common stock were granted, valued at $14,758, related to his 2nd quarter performance bonus. These warrants are based on a $0.09 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.

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

For their service as Directors on the Company’s Board of Directors, on May 23, 2017, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vests immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on May 23, 2017 is $356,027, based on a $0.15 valuation and a 3 year term. The total amount of the options was expensed during the nine months ended September 30, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2016 service term.

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

Jovian Petroleum Corporation converted its outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017.  Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017.

Tranche 1 - On May 30, 2017, Jovian Petroleum Corporation converted its $2 million of their $4 million debt into 10 million shares of the Company’s common stock.  The $2 million debt included a $1 million Promissory Note and $1 million of the $3 million Production Payment Note as well as interest payable of $33,151.

Tranche 2 - On July 19, 2017, Jovian Petroleum Corporation converted its $2 million of their remaining debt (outstanding under a Production Payment Note) into 12,749,286 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

•	10 million shares of common stock which were valued using the market price on the date of issuance of $0.14 per share ($1,400,000)
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

•	12,749,286 shares of common stock which were valued using the market price on the date of issuance $0.104 per share ($1,325,926).
•	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two tranche transactions resulted in an $88,755 loss which was recognized in the second quarter of 2017.  The extinguishment of tranche 2 was recognized in the third quarter, with no impact on the statement of operations.

On May 23, 2017, James E. Burns, the President of the Company, sold a Caterpillar D6 Dozer to the Company in exchange for 3,000 shares of Series A preferred stock.  The equipment was valued at $30,000.

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

On July 31, 2017, based on the terms of the agreement, the Company’s final outstanding $25,000 Convertible Bridge Note was mandatorily converted into 271,906 shares of common stock.  Based on the agreement, the debt was converted at $0.10 per share.  This included the principal balance of $25,000 and accrued interest of $2,110.  However, the market price of the shares on the conversion date was $0.12 per share resulting in a loss on conversion of $5,422.

On August 1, 2017 Mr. Joel Oppenheim provided a Letter of Credit (LOC), which was posted as collateral, in order for the Company to issue operating bonds with the State of New Mexico for the operation of 25 TLSAU wells.  In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock valued at $236,586 with an exercise price of $0.14 per share.  The warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  For each quarter following the initial advance until the LOC is revoked an additional two hundred fifty thousand (250,000) warrants will be granted.  The exercise price of those warrants will be the average common stock market price over the previous 90 days.  In addition, Petrolia will provide security interest in the form of 100% undivided working interest in the Noack field.

On September 26, 2017, Mr. Oppenheim was issued 1,035,000 shares of common stock.  These shares were the result of exercising warrants to purchase 1,035,000 shares of common stock, at an exercise price of $0.06 per share, which included the remittance of $62,065 as the aggregate exercise price.

On October 1, 2017, the Company initiated a new $500,000 private placement offering consisting of 10 units to “accredited investors”, with each unit consisting of (1) 416,667 shares of restricted common stock and (2) warrants to purchase 416,667 additional shares of common stock at an exercise price of $0.20 per share at any time prior to October 1, 2020.  Each unit is being sold for $50,000.  Subsequent to September 30, 2017, the Company has sold a total of 3.8 units which included 1,583,335 restricted shares of common stock and warrants to purchase 1,583,335 shares of common stock, for an aggregate value of $190,000. If exercised in full, 1,583,335 shares of common stock would be issuable upon exercise of the warrants.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales, grants and issuances described above since the foregoing issuances and grants did not involve a public offering, the recipients were (a) “accredited investors”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the conversions described above, as the securities were exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.

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

PETROLIA ENERGY CORPORATION

November 14, 2017	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

PETROLIA ENERGY CORPORATION

November 14, 2017	By:	/s/ Paul Deputy
Paul Deputy
Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBITS INDEX

3.1
Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 and incorporated by reference herein)

3.2
Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 10, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, to be filed with the Securities and Exchange Commission shortly after this filing and incorporated by reference herein)

10.1
Series A Convertible Preferred Stock Offering Memorandum (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 and incorporated by reference herein)

10.2
Form of Preferred Stock Subscription Agreement for the Company’s Series A Convertible Preferred Stock Offering (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 and incorporated by reference herein)

10.3
Debt Conversion Agreement, dated June 30, 2011, by and between the Company, Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2017 and incorporated by reference herein)

10.4
Debt Conversion Agreement, dated July 19, 2017 by and between the Company and Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017 and incorporated by reference herein)

10.5
Debt Conversion Agreement, dated July 6, 2017 by and between the Company and Rick Wilber (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017 and incorporated by reference herein)

10.6
Employment Agreement dated April 18, 2017, with James E. Burns as President of Petrolia Energy Corporation (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 21, 2017 and incorporated by reference herein)

10.7
Petrolia Energy Corporation Amended and Restated 2015 Stock Incentive Plan (to be filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission shortly after this filing and incorporated by reference herein)

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