Form 10-K
period 2017-12-31
Petrolia Energy Corp
filed 2018-04-17
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common Stock, $0.001 Par Value Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017 was approximately $8,175,105.

As of April 16, 2018, the registrant had 222,437,810 outstanding shares of common stock.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this report include:

●	The sale prices of crude oil:
●	The amount of production from oil wells in which we have an interest;
●	Lease operating expenses;
●	International conflict or acts of terrorism;
●	General economic conditions; and
●	Other factors disclosed in this Report.

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

Please see the “Glossary of Oil and Gas Terms” on page 9, for a list of abbreviations and definitions used throughout this report.

Except where context otherwise requires and for purposes of the Annual Report on Form 10-K only:

●	“we”, “us”, “our company”, “our”, “the company” refer to Petrolia Energy Corporation, and its subsidiaries
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and “Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov . Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about the Company is available on our website (http://www.petroliaenergy.com/). Information on our website is not incorporated by reference into this Report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016 and 2017, as described in greater detail in the “Plan of Operation” section below. Additionally, in February 2018, we acquired Bow Energy Ltd and its assets, as discussed below.

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

In April 2013, the Company entered into a lease pertaining to a 423 acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease. The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (83.33% net revenue interest) in such lease.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed six (6) oil wells; and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. In 2016, the Company had thirteen (13) wells producing with one (1) injection well and one (1) did not produce/one (1) well not completed. During 2017, out of a total of sixteen (16) wellbores, thirteen (13) wells are producers, one (1) is an injection well, one (1) well requires completing and one (1) well is completed but not perforated. Out of the thirteen (13) producers, eight (8) were producing during 2017

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of 2,600 acres located in Creek County, Oklahoma and carries a 76.5% net revenue interest (NRI). The first oil producer was completed in 1918 by Standard Oil of Ohio (“Sohio”), which at that time was owned by John D. Rockefeller. By 1959, approximately 14,000,000 barrels of oil had been recovered at an average well depth of 3,100 feet and over 100 wells in production. Through a series of events, the infrastructure had deteriorated and the field suffered a lot of neglect. From 2011 to the 2016, when the Company took over operations and 100% of the Working Interest of SUDS, Jovian Petroleum Corporation and its subsidiaries, Jovian Resources, LLC and SUDS Properties, LLC (together known as “Jovian”), the previous operator and owner of SUDS, had invested an estimated $1.6 million into the restoration of the field; including environmental clean-up, rebuilding the infrastructure, and repairing certain injection wells and producers. Note that Jovian and its management are considered a related party. This designation is because two (2) individuals hold key management and ownership positions in both companies which effectively results in joint control.  To date, 22 wells have been worked over and 9 are fully operational with considerable reserves remaining.  As a result of the transactions below, as of December 31, 2017 and 2016, Petrolia was the operator and has a 100% working interest in this field.  Mr. Zel C. Khan, our Chief Executive Officer and President, is the former manager of Jovian and Mr. Quinten Beasley, our Director, currently serves as President of Jovian.

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

SUDS 90% Acquisition

On the effective date of September 28, 2016, the Company acquired a 90% net working interest in the SUDS field as a result of two separate agreements, Purchase and Sale Agreement and the Share Exchange Agreement, both between the Company and Jovian.

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

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 80 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2017, reflects approximately 1.6 million barrels of proven oil reserves remaining for the 100% working interest. During 2017, the Company took control of thirty-eight (38) wells of which twenty-one (21) were re-worked of this eight (8) wells remained producing, five (5) wells were dedicated for injection purpose and the remaining await additional workover and a secondary review. As of December 31, 2017, Petrolia was the operator of the TLSAU field (through an agreement with Blue Sky NM, Inc. (“BSNM”) described below).  As of the date of this report, Petrolia owns a 100% working interest in the field. In 2017 the Company worked over 21 wells capable of producing oil.  Eight (8) of those wells produced and thirteen (13) experienced a repairable mechanical failure after a month of production.

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

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 dollars per barrel of oil (Bbl) and was paid to BSNM. The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO of the Company for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000 advance was converted into 800,000 shares of common stock at $0.06 per share and warrants to purchase 800,000 shares of common stock. In addition, a $1.3 million face value note payable to BSNM was purchased for $316,800 (6,000,000 shares of common stock at $0.0528 per share). With the inclusion of the note receivable, the price per barrel would be $1.33 dollars per barrel oil (Bbl). (See Note 5 and Note 6 of the audited consolidated financial statements beginning on page F-1 hereof for further details)

TLSAU 25% Acquisition

On September 1, 2016, the Company acquired an additional 25% working interest ownership in the TLSAU field through the issuance of 3,500,000 shares of its restricted common stock to an unrelated party.  The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of Petrolia’s shares on September 1, 2016.  After the purchase, the Company owns a total working interest ownership of 40%.  The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $392,252, and asset retirement obligations assumed of $42,252.

TLSAU 60% Acquisition

Effective February 12, 2017, the Company acquired an additional 60% working interest ownership in the TLSAU field (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2017.  The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company.  As a result of this transaction, Petrolia now owns 100% working interest in TLSAU.  Consideration of $465,788 was given in exchange for Dead Aim’s working interest.  The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3 million face value) which we acquired in November 2015 and the write-off of $148,988 of Dead Aim’s outstanding accounts receivable to Petrolia.  Dead Aim assumed liability (prior to the acquisition) for the OPBE note that the Company purchased.

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

There were no wells drilled during the years ended December 31, 2017 and December 31, 2016.

The following table shows, as of March 31, 2018, our producing wells, developed acreage, and undeveloped acreage:

State	Productive Wells			Developed Acreage		Undeveloped Acreage (1)
	Gross		Net	Gross	Net	Gross	Net
Texas	16		16	260	260	363	363
Oklahoma	26	(2)	26	1,040	1,040	1,564	1,564
New Mexico	38	(3)	32	500	500	4,364	4,364

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

(2)	Represents twenty-six (26) wells that were worked-over and capable of producing oil. Seventeen (17) of those wells experienced a repairable mechanical failure after a week of production. Those eighteen (18) wells are excluded from our producing well totals in the overview description above. Note that there were other wells that were worked over that never produce oil and are excluded from all of these reported amounts.

(3)	Represents 21 wells that were worked-over and capable of producing oil. Eight (8) of those wells produced and thirteen (13) experienced a repairable mechanical failure after a month of production. Note that there were other wells that were worked over that never produce oil and are excluded from all of these reported amounts.

The following table shows, as of February 22, 2018, the status of our gross acreage:

State	Held by Production	Not Held by Production
Texas	623	—
Oklahoma	2,604	—
New Mexico	4,864	—

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

	Average Sales Price (per Bbls) ($)	Average Production Cost (per Bbls) ($)	Oil Production (Bbls)
Texas
2015	42.38	49.97	4,024
2016	34.49	35.52	3,401
2017	37.90	57.94	2,322
Oklahoma
2015	45.84	68.48	155
2016	38.14	81.47	2,400
2017	32.51	133.25	885
New Mexico
2015	43.04	117.44	134
2016	29.10	186.25	842
2017	39.08	251.23	464

Below are estimates of our net proved reserves as of December 31, 2017, net to our interest. Our proved reserves are located in Texas, Oklahoma and New Mexico.

Estimates of volumes of proved reserves at December 31, 2017 are presented in barrels (Bbls) for oil and, for natural gas, in millions of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil(Bbls)	Gas(Mcf)
Proved:
Developed	1,598,010	—
Undeveloped	40,190	—
Total	1,638,200	—

There was a significant increase of approximately 1.6 million barrels of proved reserves primarily due to the acquisition of 60% working interests in the TLSAU field during 2017 (see explanations above).

●	Bbl - refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.
●	Mcf - refers to one thousand cubic feet.
●	A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve month period ended December 31, 2017. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$62,964,150
Deductions (including estimated taxes)	$(28,828,130)
Future net cash flow	$34,136,020
Discounted future net cash flow	$16,605,980

MKM Engineering prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests as of December 31, 2017. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the 2017 reserve report. Ms. Mudrone has more than 25 years of practical experience in the estimation and evaluation of petroleum reserves.  MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2017 in those cases where such data was considered to be definitive.

Proved undeveloped reserves decreased from 2016 to 2017, primarily due to a specific “5-year rule”, a new disclosure requirement in SEC Regulations S-X 210.4-10, which states that undeveloped projects should be developed within 5 years of the initial proved reserves booking. The Noack field has been under one ownership for 5 plus years. The Company believes that once the drilling plan commences this will no longer be an issue. As per this regulation, once the Company provides evidence that it adopted a development plan for a PUD location and that this development plan contains a “final investment decision” showing that it would be developed within the next 5 years, then the PUDS removed from the 2017 report should be re-qualified at that point. At this time the Company does not have the funding to support the first five years of development so the proved undeveloped reserves were not taken into account for the Twin Lakes San Andres Unit.

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

Recent Events:

Acquisition of Bow Energy Ltd

On November 30, 2017, we signed an Agreement and the Arrangement (the “Arrangement”) to acquire Bow Energy Ltd (“Bow”).  Bow is a Canadian company with corporate offices in Alberta, Calgary.

Bow is an Oil & Gas Exploration and Development company operating in the prolific Indonesian Sumatra basin.   Bow’s key assets include South Block A PSC - 44.48% working interest, Bohorok PSC – 50% working interest, Bohorok Deep JSA – 20.25% working interest, Palmerah Baru – 54% working interest, MNK Palmerah – 69.36% working interest, and Mahato PSC – 20% working interest.

On February 27, 2018, the Acquisition closed and we acquired all of the issued and outstanding shares of capital stock of Bow (each a “Bow Share”). The Agreement and the Arrangement was approved by an overwhelming majority of more than 99% of the votes cast by Bow’s shareholders at a special meeting of shareholders of Bow held on February 21, 2018. Final approval of the Arrangement was granted by the Court of Queen’s Bench of Alberta (the “Court”) on February 23, 2018.

Under the terms of the Arrangement, Bow shareholders are deemed to have received 1.15 Petrolia common stock shares for each Bow Share. A total of 106,156,712 shares of the Company’s common stock were issued to the Bow shareholders as a result of the Arrangement, plus additional shares in connection with the rounding described below. The Arrangement provided that no fractional shares would be issued in connection with the Arrangement, and instead, each Bow shareholder otherwise entitled to a fractional interest would receive the nearest whole number of Company shares. For example, where such fractional interest is greater than or equal to 0.5, the number of shares to be issued would be rounded up to the nearest whole number and where such fractional interest is less than 0.5, the number of shares to be issued would be rounded down to the nearest whole number. In calculating such fractional interests, all shares issuable in the name of or beneficially held by each Bow shareholder or their nominee as a result of the Arrangement shall be aggregated.

The Arrangement provides that any certificate formerly representing Bow common stock not duly surrendered on or before the last business day prior to the third anniversary of the closing date will cease to represent a claim by, or interest of, any former shareholder of any kind of nature against Bow or the Company and on such date all consideration or other property to which such former holder was entitled shall be deemed to have been surrendered to the Company.

The Company also assumed all of the outstanding warrants to purchase shares of common stock of Bow (the “Bow Warrants”) and certain options to purchase shares of common stock of Bow (the “Bow Options”) in connection with the Arrangement (i.e., each warrant/option to purchase one (1) share of Bow represents the right to purchase one (1) share of the Company following the closing).

The Bow Shares were delisted from the facilities of the TSX Venture Exchange after the close of business on March 5, 2018.

The acquired assets of Bow consist of over 948,000 net acres onshore North Sumatra, Indonesia which consists of interests in five production-sharing contracts (PSCs) and one Joint Study Agreement (JSA) with the Indonesian government. The assets are surrounded by major discoveries by Repsol, ConocoPhillips and Chevron and existing transportation infrastructure.

The preliminary engineering resource estimate was conducted by McDaniel & Associates Consultants LT and further tests are being conducted to complete this report for a full reservoir analysis. Estimates will be released by end of 3rd Quarter of 2018.

Effective April 12, 2018, the Board of Directors (a) appointed Zel C. Khan as Secretary of the Company; (b) appointed Ivar Siem as a member of the Board of Directors of the Company; (c) approved the issuance of 100,000 shares of the Company’s restricted common stock to the Company’s legal counsel; and (d) approved the issuance of 616,210 shares of restricted common stock to Mr. James E. Burns in consideration for 2017 deferred salary of $61,621.

Also on April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days.

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

Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations, and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from our properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

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

Employees

As of April 10, 2018 we have six (6) full time employees and no part time employees.

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

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

The price of West Texas Intermediate (“WTI”) crude oil has decreased from $107 per barrel in the middle of June 2014 to as low as $28 per barrel in February 2016. This decrease in prices has impacted all oil and gas producers to varying degrees depending on hedging strategies and debt obligations. The 2017 WTI price increased to an average of $50.88 per barrel and ended the year at $60 per barrel.

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

Our business strategy includes growing by making acquisitions (for example our acquisition of Bow), which may include acquisitions of exploration and production companies, producing properties and undeveloped leasehold interests. Our acquisition of oil and natural gas properties requires assessments of many factors that are inherently inexact and may be inaccurate, including the acceptable prices for available properties, amounts of recoverable reserves, estimates of future oil prices, estimates of future exploratory, development and operating costs, estimates of the costs and timing of plugging, and abandonment and estimates of potential environmental and other liabilities.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following: the difficulty of integrating acquired products, services or operations; the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies; difficulties in maintaining uniform standards, controls, procedures and policies; the potential impairment of relationships with employees and customers as a result of any integration of new management personnel; the potential inability or failure to achieve additional sales; the effect of any government regulations which relate to the business acquired; potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and potential expenses under the labor, environmental and other laws of various jurisdictions. Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes us from definitively predicting the costs involved and time required to reach certain objectives. The budgeted costs of planning, drilling, completing and operating wells are often exceeded and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.

If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from the well or abandonment of the well. Whether a well is ultimately productive and profitable depends on a number of additional factors, including the following: general economic and industry conditions, including the prices received for oil and natural gas; shortages of, or delays in, obtaining equipment, including hydraulic fracturing equipment, and qualified personnel; potential drainage by operators on adjacent properties; loss of or damage to oilfield development and service tools; problems with title to the underlying properties; increases in severance taxes; adverse weather conditions that delay drilling activities or cause producing wells to be shut down; domestic and foreign governmental regulations; and proximity to and capacity of transportation facilities. If we do not drill productive and profitable wells in the future, our business, financial condition and results of operations could be materially and adversely affected.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31 of each year, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. If conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Our cash on hand, our operating cash flows and future potential borrowings may not be adequate to fund our future acquisitions or future capital expenditure requirements. The rate of our future growth may be dependent, at least in part, on our ability to access capital at rates and on terms we determine to be acceptable.

Our cash flows from operations and access to capital are subject to a number of variables, including: our estimated proved oil and natural gas reserves; the amount of oil and natural gas we produce from existing wells; the prices at which we sell our production; the costs of developing and producing our oil and natural gas reserves; our ability to acquire, locate and produce new reserves; the ability and willingness of banks to lend to us; and our ability to access the equity and debt capital markets. In addition, future events, such as terrorist attacks, wars or combat peace-keeping missions, financial market disruptions, general economic recessions, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, overstated reserves estimates by major public oil companies and disruptions in the financial and capital markets have caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

If our revenues decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, further develop and exploit our current properties or invest in additional exploration opportunities. Alternatively, a significant improvement in oil and natural gas prices or other factors could result in an increase in our capital expenditures and we may be required to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments, the sale or farm out of interests in our assets, the borrowing of funds or otherwise to meet any increase in capital needs. If we are unable to raise additional capital from available sources at acceptable terms, our business, financial condition and results of operations could be adversely affected. Further, future debt financings may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Debt financing may involve covenants that restrict our business activities. If we succeed in selling additional equity securities to raise funds, at such time the ownership percentage of our existing shareholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing shareholders. If we choose to farm-out interests in our prospects, we may lose operating control over such prospects.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber-attack or electronic security breach, or an act of war.

There are numerous operational hazards inherent in oil and natural gas exploration, development, production and gathering, including: unusual or unexpected geologic formations; natural disasters; adverse weather conditions; unanticipated pressures; loss of drilling fluid circulation; blowouts where oil or natural gas flows uncontrolled at a wellhead; cratering or collapse of the formation; pipe or cement leaks, failures or casing collapses; fires or explosions; releases of hazardous substances or other waste materials that cause environmental damage; pressures or irregularities in formations; and equipment failures or accidents.

In addition, there is an inherent risk of incurring significant environmental costs and liabilities in the performance of our operations, some of which may be material, due to our handling of petroleum hydrocarbons and wastes, our emissions to air and water, the underground injection or other disposal of our wastes, the use of hydraulic fracturing fluids and historical industry operations and waste disposal practices.

The rate of production from our oil and natural gas properties will decline as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow, are highly dependent on our success in (a) efficiently developing and exploiting our current reserves on properties owned by us or by other persons or entities and (b) economically finding or acquiring additional oil and natural gas producing properties. In the future, we may have difficulty acquiring new properties. During periods of low oil and/or natural gas prices, it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our production, our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, and many of our competitors have more established presences in the United States and in foreign locations than we have. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition and results of operations.

Our industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies and databases. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, many of our competitors will have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we will use or that we may implement in the future may become obsolete, and we may be adversely affected.

Our results of operations are materially affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we may be adversely impacted if consumers of oil and gas are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

Because our operations depend on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

The process of estimating oil reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves. In order to prepare our year-end reserve estimates, our independent petroleum consultant projected our production rates and timing of development expenditures. Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary and may not be under our control. The process also requires economic assumptions about matters such as oil and natural gas prices, operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future.  Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;
●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;
●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community;
●	public reaction to our press releases, announcements and filings with the SEC;
●	sales of our common stock by us or other shareholders, or the perception that such sales may occur;
●	the limited amount of our freely tradable common stock available in the public marketplace;
●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
●	the realization of any of the risk factors presented in this Annual Report;
●	the recruitment or departure of key personnel;
●	commencement of, or involvement in, litigation;
●	the prices of oil and natural gas;
●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
●	changes in market valuations of companies similar to ours; and
●	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd., Suite 512, Houston, Texas 77024.

We lease our principal office space, consisting of approximately 1,000 square feet, at a rate which is currently $2,012 per month. Our lease is an annual renewable lease and it expires on August 31, 2018.

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

The following tables set forth the range of high and low sales prices for our common stock for the periods indicated as reported by the OTCQB market operated by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2016	$0.13	$0.04
June 30, 2016	$0.18	$0.04
September 30, 2016	$0.18	$0.02
December 31, 2016	$0.19	$0.09

Quarter Ended	High	Low

March 31, 2017	$0.17	$0.08
June 30, 2017	$0.14	$0.05
September 30, 2017	$0.13	$0.06
December 31, 2017	$0.47	$0.08

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

Holders of Our Common Stock

As of April 16, 2018 we had 222,437,810 outstanding shares of common stock and approximately 273 shareholders of record.

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

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share.  The holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 9%.  The Preferred Stock will automatically convert into common stock when the Company’s common stock market price equals or exceeds $0.28 per share for 30 consecutive days.  At conversion, the value of each dollar of preferred stock (based on a $10 per share price) will convert into 7.1429 common shares (which results in a $0.14 per common share conversion rate).  During the second quarter of 2017, 120,590 shares or $1,205,900 of the offering had been issued.  The 120,590 shares were issued as follows: conversion of TORRI (40,500 shares), conversion of debt (28,900 shares - 25,900 related to short term notes and 3,000 related to equipment purchase), conversion of shareholder advances (27,090 shares of which 840 was for accrued interest) and cash (24,100 shares).  Of the 120,590 shares, 57,990 of the shares were issued to related parties while 62,600 of the shares were issued to third parties.

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

On July 19, 2017, Jovian Petroleum Corporation (“Jovian”) converted $2 million of its remaining debt into 12,749,285 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.   The Preferred Stock was priced at $10.00 per share with a value of $215,100.  The CEO of Jovian is Quinten Beasley, our director, and the largest shareholder of Jovian is Zel C. Khan, our CEO and director.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2017, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)

Plan Category	Number of securities to issue upon exercise of outstanding warrants	Weighted-average exercise price of outstanding warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders (1)	0	N/A	40,000,000
Equity compensation plans not approved by shareholders (2)	7,000,001	$ 0.19 per share	0
Total	7,000,001	$ 0.19 per share	40,000,000

(1)	The Company’s 2015 Stock Incentive Plan has included 4,000,000 shares in the Plan. On September 21, 2017, the majority stockholders of the Company, approved the adoption of an amendment to the Petrolia Energy Corporation 2015 Stock Incentive Plan to increase by 36,000,000 (to 40,000,000) the number of shares of common stock reserved for issuance under the plan. At present, no shares have been issued from the Plan.
(2)	During 2017, 7,000,001 warrants were issued to Management and Directors, consultants, and stockholders who subscribed to the PPM as performance incentives and compensation for funds provided from investment and operations.

Recent Sales of Unregistered Securities

The Company sold the following unregistered equity securities during the year ended December 31, 2017, and through the date of the filing of this Report, which were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On October 1, 2017, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 416,667 shares of common stock at a price of $0.12 per share and one warrant to purchase an additional 416,670 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020. As of December 31, 2017, six and a half (6.5) units had been subscribed for and 2,708,336 shares of common stock had been purchased by various accredited investors. See Note 6 to the financial statements attached hereto, for financial related details on all purchases. During the 1st quarter 2018, three and a quarter (3.25) units had been subscribed for and $1,354,168 shares of common stock had been purchased by various accredited investors.

On January 24, 2018, 350,000 shares, valued at $44,800, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On February 1, 2018, the Company’s law firm was granted 100,000 shares of common stock as a bonus for the Bow Energy acquisition.

On February 1, 2018, a contractor, was issued 150,000 shares of common stock in exchange for his professional consulting services.

On February 1, 2018, in consideration for the cancellation of $25,000 in debt, the Company issued 125,000 shares of common stock to Director Joel Oppenheim.

On February 1, 2018, Director Quinten Beasley exercised 1,110,000 warrants of common stock by settling $102,590 of Accounts Payable to a company controlled by the director Quinten Beasley, Critical Communications Limited, at an average share price of $0.092 per share.

On February 5, 2018, one accredited investor subscribed and purchased 2,000 Series A preferred shares for $20,000.

On February 23, 2018, Director Saleem Nizami was issued 100,000 shares of common stock in exchange for his professional consulting services at the SUDS, Oklahoma lease.

On February 27, 2018, three (3) accredited investors subscribed and purchased two and a half (2.5) units of shares of common stock in our private offering of securities. Each unit which has a price of $50,000, is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020. In consideration of the two and a half (2.5) units subscribed, the Company issued 1,041,667 common shares for a total price of $125,000 and 1,041,667 warrants of common stock at a price of $0.20 per share expiring on October 1, 2020.

On February 28, 2018, one (1) warrant holder exercised warrants to purchase 360,000 shares of common stock by remitting payment of $36,875 at an average share price of $0.102 per shares.

On February 28, 2018, Director Joel Oppenheim exercised warrants to purchase 630,000 shares of common stock by remitting payment of $61,800 at an average share price of $0.098 per share.

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

On February 27, 2018, the Acquisition closed and the Company acquired all of the issued and outstanding shares of capital stock of Bow. Under the terms of the Arrangement, Bow shareholders are deemed to have received 1.15 Petrolia common stock shares for each Bow Share. A total of 106,156,712 shares of the Company’s common stock will be issued to the Bow shareholders as a result of the Arrangement, plus additional shares in connection with the rounding described below. The Arrangement provided that no fractional shares would be issued in connection with the Arrangement, and instead, each Bow shareholder otherwise entitled to a fractional interest would receive the nearest whole number of Company shares. For example, where such fractional interest is greater than or equal to 0.5, the number of shares to be issued would be rounded up to the nearest whole number and where such fractional interest is less than 0.5, the number of shares to be issued would be rounded down to the nearest whole number. In calculating such fractional interests, all shares issuable in the name of or beneficially held by each Bow shareholder or their nominee as a result of the Arrangement shall be aggregated. The Company also assumed all of the outstanding warrants to purchase shares of common stock of Bow and certain options to purchase shares of common stock of Bow in connection with the Arrangement (i.e., each warrant/option to purchase one (1) share of Bow represents the right to purchase one (1) share of the Company following the closing).

The Company claims an exemption from registration for the issuance/grant of the Bow securities pursuant to Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act the issuance and exchange of securities which have been approved, after a hearing upon the fairness of the terms and conditions on which all persons to whom it is proposed the securities will be issued shall have the right to appear, by any court expressly authorized by law to grant such approval. The SEC has provided that the term “any court” in Section 3(a)(10) of the Securities Act includes a foreign court. Under the Arrangement, Bow submitted the Plan of Arrangement to the court for an interim order permitting notice to all persons to which the Bow Securities, as applicable, would potentially be issuable. Following the requisite approval by the Bow shareholders and a hearing at which such persons had the right to appear, Bow sought a final order from the court as to the fairness of the Plan of Arrangement, which was provided on February 23, 2018.

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

Results of Operations

Revenues

Our total revenue reported for the year ended December 31, 2017 was $148,835, a decrease of $172,411 from the prior year. However, our oil and gas sales increased $25,589 over the same period.

During 2017, Askarii did not have equipment sales, as compared with previous year when Askarii had $198,000 in sales of equipment made to Petrolia, a related party.

Operating Expenses

Operating expenses increased to $3,090,935 for the year ended December 31, 2017 from $1,883,774 for the year ended December 31, 2016, an increase of $1,207,161. Our major expenses for the year ended 2017 were for professional services of $164,366, stock compensation of $1,199,420, corporation legal expense $152,399 and deferred salary of $195,789.   Professional services increased primarily due to financial and accounting contractors, Stock compensation increased due to Board and Advisory Board fees/compensation (See Note 7 to the consolidated financial statements included herein for further details). Deferred salary increased due to the hiring of the President which his deferral salary was $61,620 and the deferral salary of the CFO was $134,169 for the year 2017.

Our lease operating expenses increased due to adding additional field personnel to oversee the SUDS and TLSAU fields, increased repairs due to SUDS and TLSAU workovers and higher administrative charges due to taking over as operator at the fields. Our general and administrative expenses increased primarily due to increased stock compensation expense, increased professional services and deferred salary.

Other Income/Expenses

Other expenses were $319,184 for the year ended December 31, 2017 a small increase from other expenses of $313,251 for the same period ended 2016. The small increase was primarily due to a $79,841 increase on loss on conveyance of ORRI warrants and a decrease in interest expense of $93,426.

Net Loss

The net loss for the year ended December 31, 2017 was $3,261,284 compared to net loss of $1,875,779 for the year ended December 31, 2016, an increase of $1,385,505 from the prior period for the reasons described above.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $142,612 and total assets in the amount of $13,577,572. Our total current liabilities as of December 31, 2017, were $1,560,014 and our total liabilities as of December 31, 2017 were $2,058,086. We had negative working capital of $1,417,402 as of December 31, 2017.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include deferred salary to the Company’s officers Paul Deputy $186,686, James Burns $61,620 and Zel Khan $200,000, and asset retirement obligation in the amount of $473,868.

Operating activities used $937,157 in cash for the year ended December 31, 2017. Our net loss of $3,261,284 was the main component of our negative operating cash flow, offset mainly by, stock-based compensation for employees of $325,747, stock based compensation for directors $394,154 and guarantor fees $524,502.

Net cash used by investing activities for the year ended December 31, 2017 was $9,256 primarily the result of the purchase of equipment for the field of $9,256.

Cash provided by financing activities during the year ended December 31, 2017 amounted to $960,359 and consisted of $112,065 in private placement offerings, $323,000 in private placement offering for related party, $292,600 in net advances from shareholders (funds provided primarily by Management and Board members for working capital) See Note 6 to the consolidated financial statements included herein for further details, and $241,000 in proceeds from issuance of preferred stocks.

During the year ended December 31, 2016, we raised $48,000 through a private placement offering with warrants authorized by the Board on March 23, 2015.  And we raised $63,352 through the exercise of outstanding warrants.  (See Note 7 to the consolidated financial statements included herein for further details).

During the year ended December 31, 2017, we raised $325,000 through a private placement offering common shares with warrants authorized by the Board on October 1, 2017. Also we raised $241,000 through a private placement offering of Series A Preferred Stock shares authorized by the Board on April 18, 2017. And we raised $110,065 through the exercise of outstanding warrants for 1,635,000 common shares. Also, in October 2017 and December 2017, the Company satisfied $78,000 through the issuance of 750,000 common shares for the outstanding balance owed to two consultants totaling $78,000. (See Note 7 to the consolidated financial statements included herein for further details).

 Our sources and (uses) of funds for the year ended December 31, 2017 were:

Cash used in operations	$(937,157)

Net Proceeds from investing activities	(9,256)

Net Proceeds from shareholder advances	292,600

Proceeds from issuance of common stock	112,065

Proceeds from issuance of common stock for related party	323,000

Proceeds from issuance of preferred stock	241,000

Proceeds from other financing activities	(8,306)

The Company continues to operate at a negative cash flow of approximately $90,000 per month and our auditors have raised a going concern in their latest audit report as contained herein. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $1,000,000, which funding may not be available on favorable terms, if at all.

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

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects. During the last 5 months oil prices have trended upward to approximately $60.00 per barrel.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $11,323,383 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were effective. Subsequent audit adjustments were necessary but were the result of further review of complex accounting issues and were not considered the result of material control deficiencies with regard to financial reporting by our internal staff.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of the date of this Report.

Name	Age	Position	Director Since
Zel C. Khan	44	Chief Executive Officer and Director	April 2016
Tariq Chaudhary	48	Chief Financial Officer	January 2018
Leo Womack	74	Chairman	August 2014
Joel Oppenheim	74	Director	June 2015
Quinten Beasley	43	Director	April 2016
James Edward Burns	48	President and Director	April 2017
Saleem Nizami	66	Director	April 2017
Ivar Siem	70	Director	April 2018

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

Tariq Chaudhary, most recently served as Vice President Finance at Blue Sky International, a major shareholder of Bow Energy Ltd., from March 2016 to January 2018. Mr. Chaudhary served as Controller at Auto House Ltd., based in Calgary, Canada, from July 2016 until November 2017. From October 2012 to June 2016, Mr. Chaudhary served as Senior Cost Specialist with Canadian Natural Resources Ltd. From July 2008 to September 2012, Mr. Chaudhary served as Business/Administrative Manager at Syncrude Canada Ltd. Mr. Chaudhary has 25 years’ experience in the treasury and financial sector, and has served as a senior financial executive for several companies over those years. Mr. Chaudhary holds a Bachelors of Arts degree in Commerce and a Master of Business Administration in Accounting & Finance from California Coast University.

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

Joel Oppenheim currently owns and has operated the Oppenheim Group since 1991. The Oppenheim Group is a real estate consulting firm that has represented multiple Fortune 10 and Fortune 100 Companies on their commercial real estate needs throughout the United States. In 2014, Mr. Oppenheim began concentrating on the Oppenheim Group’s investment portfolio including several successful oil and gas investments both in Texas and California. Mr. Oppenheim is a licensed Commercial Real Estate Broker in Texas and graduated from City College of New York - Bernard Baruch School of Business, with a degree in accounting. Mr. Oppenheim has been an active member of the Houston Angel Network since 2009. He has successfully started and sold numerous businesses throughout his career, including some of the most successful restaurants and clubs in Houston.

Quinten Beasley is a design engineer and an independent businessman with over 25 years of diverse international energy and development experience. Mr. Beasley is co-founder, and current President and Chief Executive Officer, of Jovian Petroleum Corporation, a private Oil & Gas exploration and production company with assets in the United States and has held key positions in a number of successful oilfield construction companies in Canada.  Mr. Beasley continues to manage a private equity firm, Critical Update Limited, focused on early stage land development while overseeing the operations of FAQ Investment Inc., an international product development firm for the last several years.  Since receiving a Diploma in Interior Design from Mount Royal University in 1995, Mr. Beasley has established a significant reputation for his commitment to excellence in product development and project completion; playing a prominent role in the development of many residential and industrial applications in Canada and the United Kingdom. He currently serves on several for-profit and not-for-profit boards as part of his commitment to serving the community.

James Edward Burns is an oil and gas executive who brings more than 25 years of energy experience to the Petrolia Energy’s Board. Most recently, he served as President of BLU LNG, a domestic LNG provider, where he created a coherent commercial and operational strategy serving as catalyst for renewed efficiency and effectiveness. Prior to his role at BLU LNG, Mr. Burns was President of Fortress Energy Partners a division of Fortress Investment Group and worked in various executive roles globally at Royal Dutch Shell, and Texaco. Mr. Burns also serves as a member of the Houston Angel Network’s Energy Council and is the chairman of the board of Triple E Real Estate Investments. He holds a BS in Business Administration from California State University and an Executive MBA from the University of Houston.

Saleem Nizami is a Petroleum Geologist for over 40 years of Oil & Gas experience. Prior to founding APEC, Inc., an Oklahoma-based Petroleum and Environmental Consulting firm in 1989. Mr. Nizami served as a Senior Geologist and Manager in the Division of Oil & Gas at the Oklahoma Corporate Commission. Mr. Nizami has worked with numerous small to mid-sized Oil & Gas companies along with Major’s such as Chevron, ExxonMobil and Chesapeake Energy Corp. Mr. Nizami holds an MSc. in Petroleum Geology from Osmania University.

Ivar Siem is the Chairman of American Resources Inc. (“American”). Mr. Siem previously also served as the Chairman and CEO of American and its predecessor from September 2000 to August 1, 2017.  Mr. Siem has broad experience from both the upstream and the service segments of the oil and gas industry. He has been the founder of several companies and involved in multiple roll-ups and restructuring processes throughout his career. These include Fred Olsen, Inc., Dolphin International, Inc., Blue Dolphin Energy, Seateam Technology ASA, DI Industries/Grey Wolf Drilling, American Resources Offshore, Inc., and Equimavenca SA. He has served on a number of public and private company boards including Frupor SA, Avenir ASA, Wellcem AS, and Siem Industries, Inc.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Womack serves as Chairman and Mr. Khan serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Khan and the Company’s Chief Financial Officer, Mr. Chaudhary) and the members of our Board (currently Mr. Womack as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Board of Directors Meetings

The Company had nine (9) official meetings of the Board of Directors during the fiscal year 2017 and thirteen (13) during the previous fiscal year ending December 31, 2016. In 2017, three of the directors (Leo Womack, Zel C Khan and Joel Oppenheim) attended each meeting, while Lee Lytton (a former member of the Board) attended five (5) meetings and was present at four (4) meetings by telephone. Quinten Beasley attended two (2) meetings (note that Mr. Beasley lives in Canada) and attended four (4) meeting by telephone, James Burns attended seven (7) meetings from the date he was appointed as a Director on April 18, 2017, and Saleem Nizami attended seven (7) meetings via telephone, since the date he was appointed as Director on April 18, 2017. The Company has not adopted a policy requiring its directors to attend its annual meeting of stockholders.

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

Additionally, Mr. Leo Womack Chairman of our Board of Directors has been licensed as a Certified Public Accountant (CPA) in Texas since 1967 and qualifies as an “ audit committee financial expert ” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“ GAAP ”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Corporate Secretary, 710 N. Post Oak Rd., Suite 512, Houston, Texas 77024, who, upon receipt of any communication other than one that is clearly marked “Confidential, ” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential, ” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Director Independence

Our common stock is quoted for trading on the OTCQB market operated by OTC Markets Group and we are not required to have independent members of our Board of Directors pursuant to OTCQB market rules. Notwithstanding that we currently consider Leo Womack, Joel Oppenheim, Ivar Siem, and Saleem Nizami as independent directors.

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

Employment Agreements

Zel C. Khan (CEO)

On September 23, 2015, Zel C. Khan, entered into an employment agreement with the Company effective October 1, 2015 to serve as our President and Chief Executive Officer for an initial term of twenty-four (24) months (automatically renewable thereafter for additional one year terms), which agreement automatically extended from October 1, 2017 to September 30, 2018. The agreement provides that the Company will pay Mr. Khan an annual base salary of $160,000, with a provision for deferral of current payments until such time that the Company is cash flow positive. The Company will issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 per share for each dollar of gross salary that is deferred.  The Warrants will have a term of 36 months from date of grant, which will vest quarterly.

Mr. Khan also received a one-time grant of one million (1,000,000) restricted shares of the Company’s common stock (the “Shares”), effective October 1, 2015.

In the event Mr. Khan’s employment is terminated by the Company without cause, he is required to receive severance pay equal to two months of his base salary. “ Cause ” means (i) the commission of a felony or other crime involving moral turpitude or the commission of any other act or omission involving misappropriation, dishonesty, unethical business conduct, disloyalty, fraud or breach of fiduciary duty, (ii) reporting to work under the influence of alcohol, (iii) the use of illegal drugs (whether or not at the workplace) or other conduct, which could reasonably be expected to, or which does, cause the Company or any of its affiliates public disgrace or disrepute or economic harm, (iv) repeated failure to perform duties as reasonably directed by the Board of Directors, (v) gross negligence or willful misconduct with respect to the Company or its affiliates or in the performance of Mr. Khan’s duties under the agreement, (vi) obtaining any personal profit not thoroughly disclosed to and approved by the board in connection with any transaction entered into by, or on behalf of, the Company or any of its affiliates, or (vii) violating any of the terms of the Company’s or its affiliates’ rules or policies applicable to Mr. Khan which, if curable, is not cured to the board’s reasonable satisfaction within fifteen (15) days after written notice thereof to Mr. Khan, or any other material breach of the agreement or any other agreement between Mr. Khan and the Company or any of its affiliates which, if curable, is not cured to the board’s reasonable satisfaction within fifteen (15) days after written notice thereof to Mr. Khan.

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

On April 18, 2017, Mr. Khan agreed to amend his agreement so that his salary was reduced to $10 per annum.

There are no family relationships between Mr. Khan and any of our other directors or executive officers.

The following shows the amount of time Mr. Khan expects to devote to our business:

Name	Percent

Zel C. Khan	90%

Paul Deputy (Former CFO)

On July 1, 2016, Paul Deputy, entered into an employment agreement with the Company effective July 1, 2016 to serve as our Chief Financial Officer for an initial term of twelve (12) months (automatically renewable thereafter for additional one-year terms), which agreement automatically renewed on July 1, 2017. The agreement provides that the Company will pay Mr. Deputy an annual base salary of $140,000, with a provision for deferral of 90 days. After the 90 days Mr. Deputy is issued one warrant for each dollar of gross salary that is deferred.  The exercise price of the warrants is the market price of the Company’s shares at each quarter end.

Mr. Deputy also received a one-time grant of warrants to purchase five hundred fifty thousand (550,000) shares of the Company’s common stock (the “Shares”), effective July 1, 2016. These warrants will be exercisable for a three-year period beginning July 1, 2016 at a strike price of $0.07 cents.

Effective January 16, 2018, Paul Deputy tendered his resignation as the Chief Financial Officer of the Company.

James E. Burns

On April 18, 2017, James E. Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President.  The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary.  For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by the issuance of 1,400,000 shares of common stock.  On June 30, 2017, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns’ common stock related salary compensation.  On September 30, 2017, 350,000 shares, valued at $42,000, were issued in accordance with Mr. Burns’ common stock related salary compensation.  The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company.  A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement.  Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year.  For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary.  For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid.  On an annual basis, Mr. Burns will also receive service related warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.14 per share.  At September 30, 2017, warrants to purchase 250,000 shares of common stock were granted, valued at $29,580, related to his 3rd quarter service bonus.  These warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  In addition, warrants to purchase 166,667 shares of common stock were granted, valued at $14,758, related to his 2nd quarter service bonus.  These warrants are based on a $0.09 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to his 4th quarter service.

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

Based solely upon a review by us of Forms 3 and 4 relating to fiscal year 2017 as furnished to us under Rule 16a-3(d) under the Securities Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2017, we believe that during fiscal 2017, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2017, except for: (i) James E. Burns, who inadvertently failed to timely report ten transactions on Form 4; (ii) Paul Deputy, who inadvertently failed to timely report eight transactions on Form 4; (iii) Leo Womack, who inadvertently failed to timely report six transactions on Form 4; (iv) Lee Lytton, who inadvertently failed to timely report four transactions on Form 4; and (v) Joel Oppenheim, who inadvertently failed to timely report thirteen transactions on Form 4.

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

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2017 and December 31, 2016

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
Zel Khan (Current Principal Executive Officer) (6)	2017	$10	$—	$25,500	$—	$—	$25,510
	2016	$194,000	$—	$—	$18,757	$—	$212,757
Paul Deputy (Former Principal Financial and Accounting Officer) (7)	2017	$140,000	$—	$—	$16,993	$—	$156,993
	2016	$78,616	$—	$—	$7,090	$77,126	$162,832
James E. Burns (President) (8)	2017	$61,621	$197,000	$—	$86,254	$—	$344,875
	2016	$—	$—	$—	—	$—	$—

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of base salary (cash and non-cash) earned. Executive salaries in 2017 were accrued but not paid, except $5,833 paid to Mr. Deputy, included in the $140,000 total salary.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	Mr. Zel C. Khan was appointed as President and Chief Executive Officer of the Company, on March 1, 2015.
(7)	Appointed as Chief Financial Officer July 1, 2016 and resigned as Chief Financial Officer on January 16, 2018. Mr. Deputy converted a significant portion of his salary to shares during 2017, except $5,833 of his salary paid in cash.
(8)	Appointed as President on April 18, 2017. Mr. Burns will receive a deferred salary and stock compensation totaling $300,000 for the first year in connection with his service on the Board and service as President pursuant to his employment agreement with Mr. Burns is for a one (1) year term, with an option to extend discussed above. Mr. Burns converted a significant portion of his salary to shares during 2017, thereby reducing his salary balance. Also on April 18, 2017, the Board of Directors granted James E. Burns 1,000,000 shares of our restricted common stock in consideration for agreeing to serve as President of the Company.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

Director Compensation

The table below summarizes all compensation of our directors for the year ended December 31, 2017, other than Mr. Khan, whose salary is included in the executive compensation table above:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Leo Womack	$48,000	$—	$118,675	$—	$—	$—	$166,675
Lee H. Lytton (4)	24,000	—	59,338	—	—	—	83,338
Joel Oppenheim	24,000	—	59,338	—	—	—	83,338
Quinten Beasley	24,000	—	59,338	—	—	—	83,338
James E. Burns	—	13,000	15,836	—	—	—	28,836
Saleem Nizami	18,000	13,000	59,338	—	—	—	90,338

The notes below summarizes all compensation of our directors for the year ended December 31, 2017.

(1)	Fees earned due to retainers, meetings, committees and chairman services. These fees were not paid in cash but were accrued.
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(4)	On March 31, 2018, Mr. Lytton passed away unexpectedly.

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. See also “Narrative Disclosure to the Director Compensation Table” below.

Narrative Disclosure to the Director Compensation Table

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vested on January 1, 2017, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Quinten Beasley and Joel Oppenheim, then members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vested on January 1, 2017, and is exercisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $156,936.

On April 18, 2017, the Board of Directors agreed to issue James E. Burns 100,000 shares of our restricted common stock in consideration for agreeing to serve on our board of directors.  Also on April 18, 2017, the Board of Directors agreed to issue Saleem Nizami 100,000 shares of our restricted common stock in consideration for agreeing to serve on our board of directors.

On May 23, 2017, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.12 per share, which vested on January 1, 2018, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Quinten Beasley, Joel Oppenheim and Saleem Nizami, then members of the Board of Directors, each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested on January 1, 2018, and is exercisable for 36 months thereafter. The fair value of the options granted on May 23, 2017 is $356,027.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of April 13, 2018, information with respect to those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our officers and directors and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common and preferred stock.

Title of class		Name and address of beneficial owner	Amount of beneficial ownership (1)		Percent of class (2)
Executive Officers & Directors:
Common		Quinten Beasley	7,706,172 shares	(3)	3.5%
Common		Joel Oppenheim	8,635,024 shares	(4)	3.9%
Common		Leo Womack	6,460,000 shares	(5)	2.9%
Common		Paul Deputy	6,349,131 shares	(6)	2.9%
Common		James E. Burns	4,191,233 shares	(7)	1.9%
Common		Zel Khan	54,077,053 shares	(8)	24.3%
Common		Tariq Chaudhary	675,417 shares	(9)	* %
Common		Saleem Nizami	750,000 shares	(10)	* %
Common		Ivar Siem	0 shares		* %
Total of All Directors and Executive Officers as a Group (seven persons):			88,844,030 shares

More Than 5% Beneficial Owners:
Jovian Petroleum Corporation	(11)		51,277,053 shares	(12)	23.5%
BSIH Ltd.	(13)		70,807,417 shares	(14)	31.9%

* Less than one percent (1%).

Unless otherwise stated, the address of each shareholder is c/o Petrolia Energy Corporation, 710 N Post Oak, Suite 512, Houston, Texas 77024.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Also under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(2)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 222,437,810 shares of common stock.

(3)	Includes 7,706,172 shares held by Mr. Beasley directly.

(4)	Includes 4,676,690 shares held by Joel Oppenheim. Includes warrants to purchase 100,000 shares of Company common stock at an exercise price of $0.75 per share, which expire on August 5, 2019. Includes warrants to purchase 300,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 5, 2018. Includes warrants to purchase 200,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on September 1, 2018. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on September 1, 2018. Includes warrants to purchase 50,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on June 20, 2019. Includes warrants to purchase 55,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on August 23, 2019. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 14, 2019. Includes warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 23, 2020. Includes warrants to purchase 270,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020. Includes warrants to purchase 2,000,000 shares of Company common stock at an exercise price of $0.14 per share, which expire on August 1, 2020. Includes warrants to purchase 250,000 shares of Company common stock at an exercise price of $0.14 per share, which expire on December 1, 2020. Includes warrants to purchase 83,334 shares of Company common stock at an exercise price of $0.20 per share, which expire on October 1, 2020.

(5)	Includes 2,550,000 shares held by the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”). Includes 166,667 shares issuable upon the exercise of warrants, which have an exercise price of $0.75 per share and an expiration date of August 5, 2019, held by the Trust. Includes 300,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018, held by the Trust. Includes 1,000,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date. Includes 1,000,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019. Includes warrants to purchase 20,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on August 10, 2019. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 13, 2019. Includes warrants to purchase 1,000,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on May 23, 2020. Includes warrants to purchase 70,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020.

(6)	Includes 4,262,048 shares held by Mr. Deputy. Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on August 31, 2018. Includes 1,100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on February 1, 2019. Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.09 per share and expire on June 17, 2019. Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.059 and expire on September 13, 2019. Includes 550,000 shares issuable upon exercise of warrants, which have an exercise price of $0.077 and expire on July 1, 2019. Includes 6,250 shares issuable upon exercise of warrants, which have an exercise price of $0.12 and expire on September 26, 2019. Includes 11,666 shares issuable upon exercise of warrants, which have an exercise price of $0.14 and expire on September 30, 2019. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.16 and expire on December 31, 2019. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 and expire on March 31, 2020. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 and expire on June 30, 2020. Includes 30,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 and expire on May 23, 2020. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 and expire on September 30, 2020. Includes 29,167 shares issuable upon exercise of warrants, which have an exercise price of $0.12 and expire on December 31, 2020.

(7)	Includes 3,054,566 shares held by Mr. Burns. Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on February 1, 2019. Includes 50,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on December 17, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on December 31, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on January 31, 2020. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on February 28, 2020. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on March 31, 2020. Includes 166,667 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on September 30, 2020. Includes 250,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on September 30, 2020. Includes 250,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on December 31, 2020. Includes 250,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on March 31, 2021.

(8)	Includes 1,800,000 shares held by Mr. Khan. Includes 800,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2018. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on March 31, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on June 30, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on September 30, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2019. Includes ownership of the securities held by Jovian Petroleum Corporation, which securities Mr. Khan is deemed to beneficially own due to his ownership position in Jovian (see footnotes 12). Includes warrants to purchase 100,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 5, 2018. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019. Includes warrants to purchase 6,000,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020. Includes warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $0.35 per share, which expire on May 23, 2020.

(9)	Includes 675,417 shares held by Mr. Chaudhary.

(10)	Includes 200,000 shares held by Mr. Nizami. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.05 per share, which expire on June 30, 2019. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.14 per share, which expire on September 30, 2019. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.14 per share, which expire on December 31, 2019. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.14 per share, which expire on March 31, 2020. Includes warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on May 23, 2020.

(11)	Address: 710 N. Post Oak Rd., Suite 550, Houston, Texas 77024. Shares held by Jovian Petroleum Corporation are beneficially owned by Quinten Beasley, President and CEO, a member of the Board of Directors of the Company.

(12)	Includes 41,167,053 shares held by Jovian Petroleum Corporation. Includes 100,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019. Includes warrants to purchase 6,000,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020. Includes warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $0.35 per share, which expire on May 23, 2020.

(13)	Address: 234-5149 Country Hills Blvd NW Calgary, AB T3A 5K8. Canada.

(14)	Includes 70,807,417 shares held by BSIH Ltd. which was the largest shareholder of Bow Energy Ltd.

Changes in Control

The Company is not aware of any arrangements, which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “ Executive Compensation,” or in Note 5 Related Party, of the consolidated audited financial statements included herein, all of which information is incorporated by reference into this Item 13, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“ORRI”) offering on behalf of the SUDS field to raise $300,000. Under the terms of the Company offering, investors will receive 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time as they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 shares of Company’s common stock was granted with an exercise price of $0.10 per share, and an expiration date of February 28, 2019. At the end of the second quarter of 2016, the $300,000 offering had been received which resulted in the granting of warrants to purchase 150,000 shares of common stock. The following affiliated investors each purchased one (1) unit in the offering: Joel Oppenheim, Jovian, Lee Lytton (former Secretary and Director), Paul Deputy (former CFO) and Leo Womack. The fair value of all 150,000 SUDS related warrants was $14,336, over a 3 year term. This fair value was accounted for as a loss on the conveyance.

The Company through its wholly-owned subsidiary Askarii sold pump jacks to the other owners of the SUDS properties (before the Company’s September 2016 acquisition of the 90% working interest), totaling $198,000 for the year ended December 31, 2016.  Askarii booked a profit of $164,670 on the sale of pump jacks to the other owners of the SUDs properties.

On February 10, 2016, Joel Oppenheim, a Director and related party, provided an advance of $20,000 in order to temporarily fund the Company’s working capital needs.  On April 1, 2016, in order to compensate the shareholder, the Company issued 285,714 shares in consideration for forgiveness of the debt in full.  The valuation of the issuance was $20,000, based on 285,714 shares valued at $0.07 per share on April 1, 2016.

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vested on January 1, 2017, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton (since deceased) and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vested on January 1, 2017, and is excisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045.

Effective April 18, 2016, Quinten Beasley was compensated for his Board service during 2016 through a grant of 500,000 warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.07 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the warrants is $41,891 with a 3 year term.  These warrants are subject to a claw-back provision which would be ratably invoked if Mr. Beasley did not complete his 2016 service term.

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

On May 31, 2016, in exchange for a cash payment of $48,000, the Company issued 8 units or 800,000 shares to the former CFO, Paul Deputy, as part of, and under the terms of, the September 1, 2015 private offering.  The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 5, 2018.  This represented the final sale under this offering.

On June 17, 2016, the Company entered into Temporary Unsecured Loans (Bridge Loan – Working Capital) for $230,000.  The notes bear interest at 10% per annum and were payable and matured in sixty (60) days.  The lenders received 100% warrant coverage at an exercise price of $0.09 per share.  If the loans are not paid in 60 days, a 10% warrant coverage default penalty was to be paid. Initially, Director Leo Womack loaned $20,000, Director Joel Oppenheim loaned $110,000 and our former CFO loaned $100,000.  At December 31, 2017, the outstanding balance of Bridge Loan – Working Capital is $0.  The decrease during 2017 was due to all lenders converting their respective debt into shares.

On July 13, 2016, the Company issued warrants to purchase 60,000 shares of common stock.  The warrants were related loans provided by investors to the purchase a pulling rig.  The fair value of all of the warrants was $3,744 at an exercise price of $0.06 per share, expiring on July 13, 2019.  The following affiliated investors each received 10,000 warrants related to their loans: Joel Oppenheim - Director, Lee Lytton – Director (now deceased), Paul Deputy – former CFO, Leo Womack – Board Chairman and Quinten Beasley – Director.

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

On August 18, 2016, the Board of Directors issued Mr. Deputy, the then CFO 500,000 shares of the Company’s restricted common stock for a signing bonus.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $38,500 and recorded as stock based compensation.

On August 18, 2016, the Board of Directors granted Joel Oppenheim options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning August 17, 2016 at a value of $23,028 as compensation for arranging and guaranteeing certain bank relationships for the Company.

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

On August 25, 2016, in consideration for the cancellation of debts incurred, the Company issued 285,710 shares to Mr. Deputy, the then CFO. These shares had a valuation of $20,000 and were priced at $0.07 per share.

On August 25, 2016, in consideration for the cancellation of $56,107 of accounts payable and $110,000 of debts incurred, the Company issued 2,076,000 shares at a valuation of $166,107 priced at $0.08 per share, to Mr. Deputy, the then CFO.

During the 2nd and 3rd quarter of 2016, warrants to purchase 230,000 shares of common stock were issued for pre-bridge loans. The loans were provided as follows: $110,000 by Director Joel Oppenheim, $100,000 by Mr. Deputy, the then CFO and $20,000 by Chairman Leo Womack.  These warrants had a valuation of $15,792 with an exercise price of $0.09 per share and expire in the 2nd and 3rd quarter of 2019.

During the 3rd quarter of 2016, warrants to purchase 31,250 shares of common stock were issued for guaranteeing bank collateral.  This collateral was provided by Director Joel Oppenheim and Mr. Deputy, the then CFO.  These warrants had a valuation of $2,629 with an exercise price of $0.06 per share and expire in the 3rd quarter of 2019.

The Board authorized the Company to allow all outstanding warrant-holders to exercise their outstanding warrants at a 20% discount.  In October 2016, four (4) warrant holders exercised a total of 825,000 warrants by remitting payments of $63,352 at an average share price of $0.095 per shares.  Director Lee Lytton (since deceased) exercised 10,000 warrants (included in the total above) by remitting a payment of $472 at a share price of $0.059 per share.  Director Joel Oppenheim exercised 300,000 warrants by remitting payment of $18,480 at a share price of $0.06 per share.

On the effective date of September 28, 2016, we acquired a 90% net working interest in the SUDS field located in Creek County, Oklahoma (the “Working Interest”) based on two separate agreements, the Purchase and Sale Agreement and the Share Exchange Agreement, both between the Company and Jovian.

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

As of April 18, 2017, Mr. James Burns and Mr. Saleem Nizami were elected Directors of the Company.  In exchange for accepting their appointments, each individual was granted 100,000 shares of common stock valued at $0.13 per share.  Each Directors’ shares were valued at $13,000.

Also, on April 18, 2017, James E. Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President.  The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary.  For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by the issuance of 1,400,000 shares of common stock.  On June 30, 2017, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns’ common stock related salary compensation.  On September 30, 2017, 350,000 shares, valued at $42,000, were issued in accordance with Mr. Burns’ common stock related salary compensation.  The $100,000 cash salary was to commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company.  A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement.  Mr. Burns was also to receive an annual bonus based on the percentage increase in stock price during the year.  For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary.  For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid.  On an annual basis, Mr. Burns will also receive service related warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.14 per share.  At September 30, 2017, warrants to purchase 250,000 shares of common stock were granted, valued at $29,580, related to his 3rd quarter service bonus.  These warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  In addition, warrants to purchase 166,667 shares of common stock were granted, valued at $14,758, related to his 2nd quarter service bonus. These warrants are based on a $0.09 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to his 4th quarter service, volatility of 284%, a discount rate of 1.09%, valued at $41,916.

On June 8, 2017, the Company sold a 2007 Toyota Tundra truck to Jovian for $5,000.  The payment was made through a $5,000 reduction of Jovian’s shareholder advance balance.   The transaction resulted is a loss of $3,677 based on an original cost of $10,625 and accumulated depreciation of $1,948.

During 2017, shareholders advanced an additional $361,600 to the Company, the Company made payments back to shareholders of $74,000 ($5,000 out of the $74,000 related to the truck purchase disclosed above) and $262,500 of outstanding debt was converted to Series A Preferred Stock.  This resulted in an increase to the shareholder advance liability from $192,000 at December 31, 2016 to $217,100 at December 31, 2017.  The following related parties (Leo Womack - $55,000, Lee Lytton - $25,000, Joel Oppenheim - $167,500 and Paul Deputy - $15,000) converted their shareholder advances into Preferred Stock.

For their service as Directors on the Company’s Board of Directors, on May 23, 2017, the Board granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the options granted on May 23, 2017 is $356,027, based on a $0.12 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the options was expensed during December 31, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2017 service term.

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest offering (“ORRI”) on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty two (22) previously drilled wells at the field. Under the terms of the offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. At its completion, the ORRI raised a total of $300,000.  Effective April 18, 2017, all owners of SUDS ORRI interests were authorized to convert their interests, at their sole discretion, to Preferred Stock in the Company in conjunction with the Company’s current Series A Preferred Stock Offering.  Included in this conversion offering each investor converted ORRI interests equal to the cumulative revenue amount of $30,000, less their revenue received since inception.  During the second quarter of 2017, 14% of the 15% outstanding SUDS ORRI interests were converted to Preferred Stock of the Company.  This conversion resulted in 40,500 shares of Preferred Stock being issued to those holders who chose to convert, with a value of $405,000.  The transaction resulted in an increase to Oil and Gas Property assets by $280,000 and an increase to interest expense of $128,229 and a cash true-up payment of $3,230.  Related parties (James Burns, Joel Oppenheim, Paul Deputy (former CFO), Lee Lytton (former Secretary and Director), Leo Womack and Jovian) converted 6% in ORRI interests and received a total of 17,400 shares of Preferred Stock (2,900 shares of Preferred Stock each), with the total valued at $174,000.

On May 23, 2017, related party debt holders were offered the option to convert their outstanding loan balances of $362,500 and accrued interest of $13,400 (totaling $375,900) into Preferred Stock.  As a result, the following Preferred Stock shares were issued: Leo Womack 5,500 shares, Joel Oppenheim 17,590 shares, Lee Lytton 2,500 shares, James Burns 10,500 shares and Paul Deputy 1,500 shares.   In addition, any holder of any non-interest bearing loan converted also received warrants to purchase four shares of common stock for each dollar converted.  Consequently, a total of warrants to purchase 400,000 shares of common stock were granted (Leo Womack 70,000 shares, Joel Oppenheim 270,000 shares, Lee Lytton 30,000 shares and Paul Deputy (former CFO) 30,000 shares) as part of the conversion, which each had an exercise price of $0.20 per share and a term of 3 years.  The warrants were valued at $47,319.  Any loan that had received warrants when initially issued did not receive additional warrants in this conversion offering.

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

Tranche 2 - On July 19, 2017, Jovian converted $2 million of its remaining debt (outstanding under a Production Payment Note) into 12,749,285 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

●	10 million shares of common stock which were valued using the market price on the date of issuance of $0.14 per share ($1,400,000).
●	Warrants to purchase 6 million shares of common stock with an exercise price of $0.20 per share based on a $0.12 valuation, volatility of 293%, a discount rate of 1.09% and warrants to purchase 4 million shares of common stock with an exercise price of $0.35 per share based on a $0.12 valuation, volatility of 293%, and a discount rate of 1.09%. All warrants expire in 3 years. The 6 million warrants were valued at $709,776 while the 4 million warrants were valued at $471,104, totaling $1,180,880.
●	12,749,285 shares of common stock which were valued using the market price on the date of issuance of $0.104 per share ($1,325,926).
●	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

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

On August 1, 2017, Mr. Joel Oppenheim provided a Letter of Credit (LOC), which was posted as collateral, in order for the Company to issue operating bonds with the State of New Mexico for the operation of 25 Twin Lakes San Andres Unit wells.  In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock valued at $236,586 with an exercise price of $0.14 per share.  The warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term.  For each quarter following the initial advance until the LOC is revoked an additional two hundred fifty thousand (250,000) warrants will be granted.  The exercise price of those warrants will be the average common stock market price over the previous 90 days.  In addition, the Company will provide security interest in the form of 100% undivided working interest in the Noack field. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to the Letter of Credit (LOC) provided for the 4th quarter, volatility of 284%, a discount rate of 1.09%, and a 3 years term, valued at $41,916.

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

In 2017 the Company sold 6.5 (six and a half) Units (2,708,336 restricted shares of common stock and warrants to purchase 2,708,336 shares of common stock) for aggregate consideration of $325,000. Included as purchases in the offering were Leo Womack, our Chairman and Director, who purchased 0.8 (8/10 part) of Unit for an aggregate of $40,000; and Joel Oppenheim, our Director, which acquired one fifth of one (1/5 part) Unit for an aggregate of $10,000.

Effective April 12, 2018, the Board of Directors approved the issuance of 616,210 shares of restricted common stock to Mr. James E. Burns in consideration for 2017 deferred salary of $61,621.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey, LLP (“MaloneBailey”) served as our independent registered public accounting firm for the years ended December 31, 2017 and 2016. The following table shows the aggregate fees billed to us for these years by MaloneBailey.

	Year Ended December 31,
	2017	2016

Audit Fees	$64,000	$66,500
Audit-Related Fees	—	—
Tax Fees	—	2,500
All Other Fees	—	—
Total	$64,000	$69,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Form 10-Q reports. Prior to contracting with MaloneBailey to render audit or non-audit services, each engagement was approved by our directors.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by MaloneBailey for 2017 and 2016.

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

(3)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
2.1	Purchase and Sale Agreement effective October 1, 2015, by and between SUDS Properties, LLC and the Company		8-K	2.1	9/28/2015	000-52690
2.2	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
3.1	Original Colorado Articles of Incorporation		SB-2	3.1	7/25/2006	333-136012
3.2	Amended and Restated Colorado Articles of Incorporation		SB-2	3.2	7/25/2006	333-136012
3.3	Amendment to Colorado Articles of Incorporation		S-1	3.3	10/24/2012	333-184575
3.4	Texas Certificate of Conversion Converting From Rockdale Resources Corporation (Colorado) to Petrolia Energy Corporation (Texas) filed with the Secretary of State of Texas on June 15, 2016		8-K	3.1	9/12/2016	000-52690
3.5	Certificate of Correction to Texas Certificate of Formation filed with the Secretary of State of Texas on August 24, 2016		8-K	3.2	9/12/2016	000-52690
3.6	Statement of Conversion as filed with the Secretary of State of Colorado on August 30, 2016		8-K	3.3	9/12/2016	000-52690

3.7	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017	X				000-52690
3.8	Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017		10-Q	3.1	3/31/2017	000-52690
3.9	Bylaws of Petrolia Energy Corporation (Texas)		8-K	3.4	9/12/2016	000-52690
10.1***	Employment Agreement with Mr. Zel C. Khan dated September 23, 2015		8-K	10.1	9/28/2015	000-52690
10.2***	Form of Warrant Agreement for the deferral of Mr. Khan’s salary		8-K	10.2	9/28/2015	000-52690
10.3	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the 15% Net Working Interest in the Twin Lakes San Andres Unit		8-K	10.1	11/10/2015	000-52690
10.4	$146,875 Promissory Note with Financial Assurance & Bonds dated November 4, 2015, owed by the Company to Blue Sky NM, Inc.		8-K	10.2	11/10/2015	000-52690
10.5	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the acquisition of a $1.3 million promissory note in connection with the Bankruptcy of Orbit Petroleum, Inc.		8-K	10.3	11/10/2015	000-52690
10.6	$1.3 million Installment Promissory Note due from Canyon E&P Company dated September 24, 2010		8-K	10.4	11/10/2015	000-52690
10.7***	Amended and Restated Petrolia Energy Corporation 2015 Stock Incentive Plan		8-K	10.1	11/16/2017	000-52690
10.8	Agreement for Share Exchange, dated January 29, 2016 and effective February 1, 2016 between the Company and Askarii Resources, LLC		8-K	10.2	2/9/2016	000-52690
10.9***	Employment Agreement dated August 17, 2016, with Paul M. Deputy as Chief Financial Officer		10-Q	10.1	6/30/2016	000-52690
10.10***	Option Agreement with Paul M. Deputy dated August 17, 2016		10-Q	10.2	6/30/2016	000-52690
10.11	Rick Wilber Note Extension Agreement dated June 30, 2016		10-Q	10.3	6/30/2016	000-52690
10.12	Purchase and Sale Agreement effective September 1, 2016, by and between Whistler Ventures, LLC and Petrolia Energy Corporation, relating to the 25% Net Working Interest in the Twin Lakes San Andres Unit		8-K	10.1	9/22/2016	000-52690

10.13	Assignment and Transfer of Interest effective September 1, 2016 between Petrolia Energy Corporation and Whistler Ventures LLC	8-K	10.2	9/22/2016	000-52690
10.14	Purchase and Sale Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.1	10/5/2016	000-52690
10.15	Assignment and Transfer of Interest (50%) effective September 28, 2016 between Petrolia Energy Corporation and Jovian Petroleum Corporation	8-K	10.2	10/5/2016	000-52690
10.16	Share Exchange Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 40% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.3	10/5/2016	000-52690
10.17	Promissory Note ($1M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.4	10/5/2016	000-52690
10.18	Production Payment Note ($3M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.5	10/5/2016	000-52690
10.19	Settlement Agreement effective February 12, 2017 between Petrolia Energy Corporation and Dead Aim Investments	8-K	10.1	2/21/2017	000-52690
10.20	Quitclaim Deed effective February 12, 2017 by and between Dead Aim Investments and Petrolia Energy Corporation, relating to the 60% Net Working Interest in the Twin Lakes San Andres Unit	8-K	10.2	2/21/2017	000-52690
10.21	Second Amendment to Rick Wilber Note Agreement effective as of December 31, 2016	10-K	99.2	12/31/2016	000-52690
10.22	Series A Convertible Preferred Stock Offering Memorandum (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.3	3/31/2017	000-52690
10.23	Form of Preferred Stock Subscription Agreement for the Company’s Series A Convertible Preferred Stock Offering (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.4	3/31/2017	000-52690

10.24	Debt Conversion Agreement, dated June 30, 2011, by and between the Company, Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC		8-K	10.1	5/31/2017	000-52690
10.25	Debt Conversion Agreement, dated July 19, 2017 by and between the Company and Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC		8-K	10.1	7/24/2017	000-52690
10.26	Debt Conversion Agreement, dated July 6, 2017 by and between the Company and Rick Wilber		8-K	10.2	7/24/2017	000-52690
10.27	Employment Agreement dated April 18, 2017, with James E. Burns as President of Petrolia Energy Corporation		10-Q	10.6	6/30/2017	000-52690
10.28*	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.	X
10.29*	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018	X
14.1	Code of Ethical Business Conduct (11)		10-Q	14.1	9/30/2015	000-52690
21.1*	Subsidiaries	X
23.1*	Consent of MKM Engineering dated April 12, 2018	X
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1*	Oil and gas reserve report dated April 12, 2018	X
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer
(Principal Executive Officer)
Date: April 17, 2018

	By:	/s/ Tariq Chaudhary
Tariq Chaudhary
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: April 17, 2018

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan	Chief Executive Officer
Zel C. Khan	(Principal Executive Officer), and Director	April 17, 2018

/s/ Tariq Chaudhary	Chief Financial Officer	April 17, 2018
Tariq Chaudhary	(Principal Financial/Accounting Officer)

/s/ Leo Womack
Leo Womack	Chairman	April 17, 2018

/s/ Joel Oppenheim
Joel Oppenheim	Director	April 17, 2018

/s/ Quinten Beasley
Quinten Beasley	Director	April 17, 2018

/s/ James E. Burns
James E. Burns	President and Director	April 17, 2018

/s/ Saleem Nizami
Saleem Nizami	Director	April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Petrolia Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2011.

Houston, Texas

April 17, 2018

F-1

PETROLIA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$82,593	$68,648
Accounts receivable	51,026	199,003
Other current assets	8,993	31,192
Total current assets	142,612	298,843

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,312,580	13,465,387
Furniture, equipment & software	264,723	200,416
Less accumulated depreciation	(1,192,229)	(1,119,708)
Net property and equipment	13,385,074	12,546,095

Other Assets
Intangible assets	49,886	49,886
Note receivable	—	316,800

Total Assets	$13,577,572	$13,211,624

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$413,435	$352,241
Accrued liabilities	896,897	494,983
Debt short term	—	275,000
Convertible debt - related party	—	550,000
Current maturities of installment notes payable	32,582	26,186
Note payable – related parties	217,100	1,287,980
Total current liabilities	1,560,014	2,986,390

Asset retirement obligations	473,868	322,710
Installment note payable	24,204	—
Note payable to related party – long term	—	2,904,020
Total Liabilities	2,058,086	6,213,120

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 197,100 and 0 shares issued and outstanding	197	—
Common stock, $.001 par value; 400,000,000 shares authorized; 111,698,222 and 79,034,505 shares issued and outstanding	111,698	79,034
Additional paid in capital	22,730,974	14,887,090
Accumulated deficit	(11,323,383)	(7,967,620)

Total Stockholders’ Equity	11,519,486	6,998,504
Total Liabilities and Stockholders’ Equity	$13,577,572	$13,211,624

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Oil and gas sales	$148,835	$123,246
Equipment sales to related party	—	198,000
Total Revenue	148,835	321,246

Operating expenses
Cost of equipment sold	—	33,330
Lease operating expense	416,232	304,199
General and administrative expenses	2,550,481	1,433,182
Depreciation, depletion and amortization	74,469	74,065
Asset retirement obligation accretion	49,753	38,998
Total Operating Expense	3,090,935	1,883,774
Loss from Operations	(2,942,100)	(1,562,528)
Interest (expense)	(265,813)	(359,239)
Other income	40,806	60,324
Loss on warrants issued for PORRI	—	(14,336)
Loss on conversion of debt	(94,177)	—
Total other income (expense)	(319,184)	(313,251)
Net loss from continuing operations before taxes	(3,261,284)	(1,875,779)
Income tax provision (benefit)	—	—

Net Loss	$(3,261,284)	$(1,875,779)

Series A Preferred Dividends	(94,479)	—

Net Loss Attributable to Common Stockholders	(3,355,763)	(1,875,779)

Loss per share
(Basic and fully diluted)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	93,545,807	54,541,922

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Cash Flows from Operating Activities
Net Loss	$(3,261,284)	$(1,875,779)
Adjustment to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	74,469	74,065
Accretion of debt discount	—	171,573
Finance fee for extension on note payable	60,101	79,223
Loss on conveyance of ORRI warrants	—	14,336
Interest on ORRI conversion	128,229	—
Guarantor fees	524,502	—
Loss on disposal of assets	3,677	—
Debt Issuance costs	47,319	38,622
Loss on conversion of Jovian debt	88,755	—
Loss on conversion of short term debt	5,422	—
Asset retirement obligation accretion	49,753	38,998
Stock-based compensation expense-employees	325,747	150,790
Stock-based compensation expense- directors	394,154	209,125
Stock-based compensation expense-consultants	179,519	—
Changes in operating assets and liabilities
Accounts receivable	(1,010)	(150,370)
Inventory	—	33,330
Other assets	22,199	(143)
Accounts payable	61,195	302,821
Accrued liabilities	164,307	161,586
Deferred salaries	195,789	200,000
Net cash used in operating activities	(937,157)	(551,823)

Cash Flows from Investing Activities
Cash acquired from investment in Askarii	—	114
Proceeds from sale of property and equipment	—	30,000
Purchase of fixed assets	(9,256)	(93,476)
Cash used in investing activities	(9,256)	(63,362)

Cash Flows from Financing Activities
Proceeds from shareholder advances	361,600	388,000
Proceed from issuance of common stocks	323,000	—
Proceeds from issuance of common stock. Related party.	112,065	111,352
Proceeds from issuance of preferred stock	241,000	—
Payments of shareholder advances	(69,000)	(92,000)
Payments on notes payable	(5,076)	(1,610)
Cash paid for PORRI conversion	(3,230)	—
Proceeds from short term loans	—	275,000
Cash provided by financing activities	960,359	680,742

Net change in cash and cash equivalents	13,945	65,557

Cash and cash equivalents
Beginning of period	68,648	3,091

End of period	$82,593	$68,648

The accompanying notes are an integral part of these audited consolidated financial statements

	Year Ended December 31, 2017	Year Ended December 31, 2016
SUPPLEMENTAL DISCLOSURES
Interest paid	$23,210	$33,088
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Sale of vehicle to related party	8,677	—
Note payable for purchase of vehicle	35,677	—
Initial recognition of asset retirement obligation	101,405	70,384
Preferred shares issued for purchase of related party’s equipment	30,000	—
Settlement of accounts receivable and other assets for oil and gas properties	465,788	—
Settlement of debt with preferred shares	154,000	—
Settlement of debt and advances with preferred shares – related parties	925,900	—
Settlement of debt with common shares	32,532	—
Settlement of ORRI investments with preferred shares	231,000	—
Settlement of ORRI investments with preferred shares. Related party	174,000	—
Settlement of related party debt with shares of common stock, preferred stock and warrants	4,033,151	—
Series A Preferred Dividends	94,479	—

Settlement of accrued accounts payable through share issuance	—	120,146
Fair value of stock issued for oil properties	—	4,773,186
Fair value of stock issued for extinguishment of debt	—	146,875
Shares issued in payment of shareholder advance	—	150,000
Note payable for oil & gas properties	$—	$4,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2015	—	—	42,839,958	$42,840	$9,129,629	$(6,091,841)	$3,080,628

Shares issued for settlement of payables			1,581,098	1,581	118,565	—	120,146
Stock based compensation – directors			—	—	209,125	—	209,125
Stock based compensation – employees			800,000	800	149,990	—	150,790
Shares issued for issuance of common stock for cash			1,625,000	1,625	109,727	—	111,352
Shares issued related to acquisitions			28,808,985	28,809	4,744,377	—	4,773,186
Warrants issued for note extension			—	—	79,223	—	79,223
Warrants issued for loans			—	—	38,622	—	38,622
Shares issued for conversion of shareholder advances			1,910,714	1,910	148,090		150,000
Warrants issued for PORRI equity offering			—	—	14,336		14,336
Shares issued for extinguishment of debt			1,468,750	1,469	145,406	—	146,875
Net Loss						(1,875,779)	(1,875,779)
Balance at December 31, 2016	—	—	79,034,505	$79,034	$14,887,090	$(7,967,620)	$6,998,504

Shares issued for settlement of payables			1,400,000	1,400	178,119	—	179,519
Shares issued for conversion of debt			271,096	271	32,260	—	32,531
Stock based compensation – directors			200,000	200	393,954	—	394,154
Stock based compensation – employees			1,700,000	1,700	324,047	—	325,747
Shares issued for issuance of common stock for cash.			2,891,669	2,892	320,108	—	323,000
Shares issued for issuance of common stock for cash. Related Party			1,451,667	1,452	110,613	—	112,065
Warrants issued for loans			—	—	385,922	—	385,922
Shares and warrants issued for conversion of Notes payable to related party			22,749,285	22,749	3,884,057	—	3,906,806
Shares issued to related party for guarantor fee			2,000,000	2,000	244,000	—	246,000
Shares issued for cash	24,100	24			240,976	—	241,000
Shares issued for conversion of shareholder advances	27,090	27			270,873	—	270,900
Shares issued for conversion of debt	42,010	42			420,058	—	420,100
Shares issued for conversion of debt. Related party	60,400	61			603,940	—	604,001
Shares issued for purchase of equipment	3,000	3			29,997	—	30,000
Shares issued for conversion of TORRI	23,100	23			230,977	—	231,000
Shares issued for conversion of TORRI. Related party	17,400	17			173,983	—	174,000
Series A Preferred Dividends						(94,479)	(94,479)
Net Loss						(3,261,284)	(3,261,284)
Balance at December 31, 2017	197,100	$197	111,698,222	$111,698	$22,730,974	$(11,323,383)	$11,519,486

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1. ORGANIZATION

Petrolia Energy Corporation (“we”, “us”, and the “Company”) is in the business of oil and gas exploration, development, and production. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission (“SEC”).

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the un-weighted arithmetic average of the first day of the month price for each month within the 12 month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period. There was no impairment during the year ended December 31, 2017 and 2016.

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

Revenue Recognition — Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred; collectability is reasonably assured and evidenced by a contract. The Company follows the sales method of accounting for its oil and natural gas revenue, so it recognizes revenue on all crude oil, natural gas, and natural gas liquids sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. The Company had no imbalance positions at December 31, 2017 or 2016. Charges for gathering and transportation are included in production expenses.

Receivables and allowance for doubtful accounts — Oil revenues receivable do not bear any interest. These receivables are primarily comprised of joint interest billings. Early in 2017, $117,000 of these receivables were provided as consideration towards the purchase of the 60% WI in TLSAU (see Note 9 for further explanation). We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2017 and 2016.

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company’s tax returns filed since the 2015 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Furniture, equipment, and software — Furniture, equipment, and software are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred. We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended December 31, 2017 and 2016, respectively.

Earnings (Loss) Per Share — Basic earnings (loss) per share have been calculated based upon the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding used in the computations of earnings (loss) per share was 93,545,807 for 2017 and 54,541,922 for 2016. Diluted earnings per share (EPS) amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in all periods presented because losses are anti-dilutive.

Concentration of Credit Risk — The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company’s oil sales revenues for 2017 and 2016. The Company does not require collateral. While the Company believes its recorded receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by drilling productive oil or gas wells. However, we will need to raise the funds required to drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. We may not be successful in raising the capital needed to drill oil or gas wells. Any wells that we may drill may not be productive of oil or gas. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

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

On November 4, 2015, the note was past due and is considered to be in default. In February 2017, the Company included the note as consideration for the purchase of a 60% working interest in TLSAU, so it is no longer outstanding. See Note 12 for further explanation.

NOTE 5. RELATED PARTY TRANSACTIONS

Beginning on February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest (“PORRI”) offering on behalf of the SUDS field to raise $300,000. Under the terms of the Company offering, investors will receive 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time as they receive a cumulative revenue amount of $30,000. With each unit purchased, a warrant to purchase 10,000 shares of Company’s common stock was granted with an exercise price of $0.10 per share, and an expiration date of February 28, 2019. At the end of the second quarter of 2016, the $300,000 offering had been received which resulted in the granting of warrants to purchase 150,000 shares of common stock. The following affiliated investors each purchased one (1) unit in the offering: Joel Oppenheim, Jovian, Lee Lytton, Paul Deputy (former CFO) and Leo Womack, cumulatively receiving 50,000 warrants. The fair value of all 150,000 SUDS related warrants was $14,336 based on a $0.06 per share valuation, volatility of 235%, a discount rate of 1.09%, over a 3 year term. This fair value was accounted for as a loss on the conveyance. In addition, to properly account for the Company’s 10% working interest ownership in the SUDS field, $30,000 was offset against the full cost pool of Oil & Gas Properties.

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

On March 11, 2016, the Board of Directors granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1 million shares of the Company’s common stock at an exercise price of $0.06 per share, which vested on January 1, 2017, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton and Joel Oppenheim, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.06 per share, which vests on January 1, 2017, and is excisable for 36 months thereafter. The fair value of the options granted on March 11, 2016 is $115,045.

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

On May 31, 2016, in exchange for a cash payment of $48,000, the Company issued 8 units or 800,000 shares to the then CFO as part of, and under the terms of, the September 1, 2015 private offering. The shares were issued at a price of $0.06 per share and included warrants to purchase an additional 800,000 shares of common stock at a price of $0.10 cents per share at any time prior to August 5, 2018. This represented the final sale under this offering.

On June 24, 2016, the Company purchased a 2007 Toyota Tundra vehicle for $10,625 from Jovian. It is being used for field operations. During July 2016, payments of $7,000 were made against the outstanding balance. There was no promissory note created for the remaining outstanding balance of $3,264, and both parties agreed for the balance to be paid when funds become available. The truck’s estimated useful life is 5 years.

On July 13, 2016, the Company issued warrants to purchase 60,000 shares of common stock. The warrants were related loans provided by investors to the purchase a pulling rig. The fair value of all of the warrants was $3,744 at an exercise price of $0.06 per share, expiring on July 13, 2019. The following affiliated investors each received 10,000 warrants related to their loans: Joel Oppenheim – Director, Lee Lytton – then Director, Paul Deputy – then CFO, Leo Womack – Board Chairman and Quinten Beasley – Director.

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

In association with the employment agreement of Paul Deputy, our Chief Financial Officer, dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended December 31, 2017. Mr. Deputy’s total accrued salary from September 1, 2016 to December 31, 2017 was $186,687. The Company granted warrants to purchase 29,167 shares of common stock for the quarter ended December 31 2017 valued at $4,890 (the Company also granted 35,000 shares of common stock for the quarter ended September 30, 2017 valued at $4,146 the Company also granted warrants to purchase 35,000 shares of common stock for the quarter ended June 30, 2017 valued at $3,106 and for the quarter ended March 31, 2017 valued at $4,851). The aggregate fair value of the warrants for the twelve months ended December 31, 2017 was $16,993.The warrants were valued using the Black Sholes valuation model. The warrants were recognized as stock compensation expense.

On August 17, 2016, the Company issued warrants to purchase 10,000 shares of common stock. The warrants were related to Bridge loans – working capital notes that were not paid timely. The agreement stated that lenders would be paid a 10% warrant coverage. At August 17, 2016, Director Joel Oppenheim was due $100,000 and was issued 10,000 warrants. The fair value of these warrants was $1,588 at an exercise price of $0.09 per share, expiring on August 17, 2019.

On August 18, 2016, the Board of Directors issued the then CFO 500,000 shares of the Company’s restricted common stock for a signing bonus. The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $38,500 and recorded as stock based compensation.

On August 18, 2016, the Board of Directors granted Joel Oppenheim options to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.077 per share and have a term of three (3) years beginning August 17, 2016 at a value of $23,028 as compensation for arranging and guaranteeing certain bank relationships for the Company.

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

On August 25, 2016, in consideration for the cancellation of $56,107 of accounts payable and $110,000 of debts incurred, the Company issued 2,076,000 shares at a valuation of $166,107 priced at $0.08 per share, to the then CFO.

During the 2nd and 3rd quarter of 2016, warrants to purchase 230,000 shares of common stock were issued for pre-bridge loans. The loans were provided as follows: $110,000 by Director Joel Oppenheim, $100,000 by the CFO and $20,000 by Chairman Leo Womack. These warrants had a valuation of $15,792 with an exercise price of $0.09 per share and expire in the 2nd and 3rd quarter of 2019.

On September 28, 2016, the Company issued 24,308,985 shares of its restricted common stock to SUDS Properties LLC., a related party, to acquire an additional 40% working interest ownership As a result of the exchange, SUDS became a wholly-owned subsidiary of the Company. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of the Company’s shares on September 28, 2016 (the effective date of the transaction).

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

The Board authorized the Company to allow all outstanding warrant-holders to exercise their outstanding warrants at a 20% discount. In October 2016, four (4) warrant holders exercised a total of 825,000 warrants by remitting payments of $63,352 at an average share price of $0.095 per share. Director Lee Lytton exercised 10,000 warrants (included in the total above) by remitting a payment of $472 at a share price of $0.059 per share. Director Joel Oppenheim exercised 300,000 warrants by remitting payment of $18,480 at a share price of $0.06 per share.

On December 31, 2016, the Company issued warrants to purchase 500,000 shares of Company common stock to extend the due date on Rick Wilber’s Notes, based on the Amendment to the Agreement. These warrants were valued at $79,223 and have an exercise price of $0.15 and expire on December 31, 2021.

On April 18, 2017, James E. Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President. The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary. For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by the issuance of 1,400,000 shares of common stock. On June 30, 2017, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns common stock related salary compensation. On September 30, 2017, 350,000 shares, valued at $42,000, were issued in accordance with Mr. Burns common stock related salary compensation. The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company. A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement. Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year. For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary. For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid. On an annual basis, Mr. Burns will also receive service related warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.14 per share. At September 30, 2017, warrants to purchase 250,000 shares of common stock were granted, valued at $29,580, related to his 3rd quarter service bonus. These warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. In addition, warrants to purchase 166,667 shares of common stock were granted, valued at $14,758, related to his 2nd quarter service bonus. These warrants are based on a $0.09 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to his 4th quarter service, volatility of 284%, a discount rate of 1.09%, valued at $41,916.

On June 8, 2017, the Company sold a 2007 Toyota Tundra truck to Jovian for $5,000. The payment was made through a $5,000 reduction of Jovian’s shareholder advance balance. The transaction resulted in a loss of $3,677 based on an original cost of $10,625 and accumulated depreciation of $1,948.

During the year ended December 31, 2017, shareholders advanced an additional $361,600 to the Company, the Company made payments back to shareholders of $74,000 ($5,000 out of the $74,000 related to the truck purchase disclosed above) and $262,500 of outstanding debt was converted to Series A Preferred Stock. This resulted in an increase to the shareholder advance liability from $192,000 at December 31, 2016 to $217,100 at December 31, 2017. The following related parties (Leo Womack – $55,000, Lee Lytton – $25,000, Joel Oppenheim – $167,500 and Paul Deputy - $15,000) converted their shareholder advances into Preferred Stock.

For their service as Directors on the Company’s Board of Directors, on May 23, 2017, the Board granted Leo B. Womack, the Chairman of the Board of Directors of the Company an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and is exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, members of the Board of Directors each an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and is exercisable for 36 months thereafter. The fair value of the options granted on May 23, 2017 is $356,027, based on a $0.12 valuation, volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the options was expensed during the year ended December 31, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2017 service term.

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

On April 18, 2017, Mr. James Burns and Mr. Saleem Nizami were elected Directors of the Company. In exchange for accepting their appointments, each individual was granted 100,000 shares of common stock valued at $0.13 per share. Each Directors shares were valued at $13,000.

On May 23, 2017, related party debt holders were offered the option to convert their outstanding loan balances of $362,500 and accrued interest of $13,400 (totaling $375,900) into Preferred Stock. As a result, the following Preferred Stock shares were issued: Leo Womack 5,500 shares, Joel Oppenheim 17,590 shares, Lee Lytton 2,500 shares, James Burns 10,500 shares and Paul Deputy (former CFO) 1,500 shares. In addition, any holder of any non-interest bearing loan converted also received warrants to purchase four shares of common stock for each dollar converted. Consequently, a total of warrants to purchase 400,000 shares of common stock were granted (Leo Womack 70,000 shares, Joel Oppenheim 270,000 shares, Lee Lytton 30,000 shares and Paul Deputy (former CFO) 30,000 shares) as part of the conversion, which each had an exercise price of $0.20 per share and a term of 3 years. The warrants were valued at $47,319. Any loan that had received warrants when initially issued did not receive additional warrants in this conversion offering.

Jovian converted its outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017. Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017 (See Note 6. Notes Payable for the details of these transactions).

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

On August 1, 2017 Mr. Joel Oppenheim provided a Letter of Credit (LOC), which was posted as collateral, in order for the Company to issue operating bonds with the State of New Mexico for the operation of 25 Twin Lakes San Andres Unit wells. In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock valued at $236,586 with an exercise price of $0.14 per share. The warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. For each quarter following the initial advance until the LOC is revoked an additional two hundred fifty thousand (250,000) warrants will be granted. The exercise price of those warrants will be the average common stock market price over the previous 90 days. In addition, Petrolia will provide security interest in the form of 100% undivided working interest in the Noack field. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to the Letter of Credit (LOC) provided for the 4th quarter, volatility of 284%, a discount rate of 1.09%, and a 3 years term, valued at $41,916.

On September 26, 2017, Mr. Oppenheim was issued 1,035,000 shares of common stock. These shares were the result of exercising warrants to purchase 1,035,000 shares of common stock, at an exercise price of $0.06 per share, which included the remittance of $62,065 as the aggregate exercise price.

On October 1, 2017, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit is comprised of 416,667 shares of common stock at a price of $0.12 per share and one warrant to purchase an additional 416,670 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020. As of December 31, 2017 six and a half (6.5) units had been subscribed for and 2,708,336 shares of common stock had been purchased by various accredited investors. See Note 6 for financial related details on all purchases. Out of the six and a half (6.5) units subscribed for, 4/5 (0.80) of one unit was subscribed by and 333,333 shares of common stock had been purchased by our Director Leo Womack, and 1/5 (0.20) of one unit was subscriber for and 83,334 shares of common stock had been purchased by our Director Joel Oppenheim.

NOTE 6. NOTES PAYABLE

Convertible Debt – Related Party

On June 17, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rick Wilber. Pursuant to the Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $350,000, a convertible secured promissory note in the principal amount of $350,000 (the “Note”) convertible at $0.30 per share, and a warrant to purchase 1,000,000 shares of the Company’s common stock (the “Warrant”) at an exercise price of $0.80 per share. The Warrant vests immediately and has a term of 10 years. The relative fair value of the Warrant was determined to be $148,925, which was recorded as a debt discount. The intrinsic value of the beneficial conversion feature of the note was determined to be $102,259 and was recorded as a debt discount. The debt discounts were amortized over the life of the Note using the effective interest method. The effective interest rate was 53.7%. The $350,000 balance is due June 17, 2016. The Note’s due date was extended until June 30, 2017.

On September 30, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “September Purchase Agreement”) with Rick Wilber. Pursuant to the September Purchase Agreement, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “September Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “September Warrant”) at an exercise price of $0.80 per share. The September Warrant vests immediately and has a term of 10 years. The relative fair value of the September Warrant was determined to be $46,022 which was recorded as a debt discount. The intrinsic value of the beneficial conversion feature of the September Note was determined to be $46,022 and was recorded as a debt discount. The debt discounts were amortized over the life of the September Note using the effective interest method. The effective interest rate was 119.7%. The $100,000 balance is due September 30, 2016. The September Note’s due date was extended to June 30, 2017. In order to extend the September Note’s due date and based on the Amendment to the Agreement, warrants to purchase 500,000 shares of Company common stock were issued by the Company. These warrants were valued at $79,223 and have an exercise price of $0.15 and expire on December 31, 2021.

On December 31, 2013, the Company entered into a Convertible Secured Note and Warrant Purchase Agreement (the “December Purchase Agreement”) with Rick Wilber. The September Note was consolidated into the December Purchase Agreement. Pursuant to the December Purchase Agreement, in addition to the proceeds of the September Note, the Company agreed to sell, and Mr. Wilber agreed to buy, for aggregate consideration of $100,000, a convertible secured promissory note in the principal amount of $100,000 (the “December Note”) convertible at $0.30 per share, and a warrant to purchase 285,000 shares of the Company’s common stock (the “December Warrant”) at an exercise price of $0.80 per share. The December Warrant vests immediately and has a term of 10 years. The relative fair value of the December Warrant was determined to be $49,873 which was recorded as a debt discount. The intrinsic value of the beneficial conversion feature of the December Note was determined to be $50,127 and was recorded as a debt discount. The debt discounts were amortized over the life of the December Note using the effective interest method. The effective interest rate was 132.2%. The $100,000 balance is due September 30, 2016. The December Note’s due date was extended to June 30, 2017.

During the years ended December 31, 2016 and 2015, the Company amortized $171,573 and 152,980 of the total discounts on the three transactions above to interest expense. At December 31, 2016 the discount was fully amortized, and the ending note payable-related party balance was $550,000; resulting in net convertible debt-related party of $550,000.

During January to June 2017, the Company issued 80,000 warrants, at the exercise price of $0.15 per share for a 36 month term, for each month to keep the December Purchase Agreement compliant while negotiating conversion terms, totaling 480,000 warrants of common shares. On July 6, 2017, Mr. Rick Wilber agreed to convert his cumulative outstanding debt of $550,000 into 55,000 shares of Preferred Stock.

Convertible Debt – (non-related parties)

Convertible Bridge Notes

On July 25, 2016, the Company entered into Promissory Notes for $75,000 with accredited investors. The notes bear interest at 10% per annum and mature on July 31, 2017. If the Company completes a qualified offering prior to July 31, 2017, the notes and accrued interest will automatically convert into the common shares at an 80% conversion rate. If not converted earlier, the principal and interest on the Note will convert into shares at the rate of $0.10 per share at maturity.

Promissory Notes – non convertible (related parties)

On November 4, 2015, the Company executed a Promissory Note for $146,875 related to the TLSAU acquisition. The note was due on December 31, 2015 and accrues at a rate of 10% per annum and the repayment of the note is secured by 1,000,000 shares of restricted stock of the Company. The Company exercised its one time right for a 6 month extension of the maturity date of the note by issuing BSNM 500,000 additional shares of restricted Company stock. The 500,000 shares were issued at a price of $0.75 per share at a value of $37,500.

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

On May 1, 2015, twenty two (22) units were subscribed for by accredited investors in a private offering of securities under Regulation D, which resulted in 2,200,000 shares being purchased. Eight (8) units of the twenty two (22) units or 800,000 shares were issued for conversion of debt. These eight units were issued as follows. Mr. Leo Womack, Chairman of the Company, purchased 300,000 shares (including 300,000 warrants) through the Leo B. Womack Family Trust. Mr. Lee Lytton, a Director of the Company, purchased 300,000 shares (including 300,000 warrants). Mr. Joel Oppenheim, a Director of the Company, purchased 200,000 shares (including 200,000 warrants). These 800,000 shares (and 800,000 warrants) offset a total of $80,000 in advances from affiliates that was disclosed as a liability in the consolidated financial statements as of March 31, 2015 and were converted to equity in this offering. The conversion resulted in a $90,800 loss on the conversion (including the value of the warrants). In addition, Jovian purchased 100,000 of the shares and Joel Oppenheim purchased an additional 100,000 shares, exclusive of his shares related to his conversion of debt.

A Promissory Note to Jovian for $1,000,000 was executed bearing interest at 5% and due on December 31, 2016 related to the acquisition of a 50% working interest in the SUDS field. Full payment was due on December 31, 2016, provided the buyer extended the Note to June 30, 2017 by making a $10,000 payment in cash. The Promissory Note is secured by a 12.5% undivided working interest in the SUDS field. In the event the Company closes any financing related to the SUDS field, 50% of the net proceeds received from the financing will be applied to pay the Note.

Production Payment Note

In addition to the Promissory Note described above, a Production Payment Note was executed for the same 50% working interest in the SUDS field. This note was for $3,000,000, paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Purchaser that is attributable to the SUDS field assets. The Purchaser shall make the production payments to seller no later than the end of each calendar month. The Production Payment Note is secured by a 12.5% undivided working interest in the SUDS field. Based on forecasts of future SUDS related revenues, $2,904,020 of the note balance is classified as long term and $95,980 is classified as current as of December 31, 2016.

Conversion of $1,000,000 Promissory Note and $3,000,000 Production Payment Note to common stock and preferred stock.

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

Tranche 2 - On July 19, 2017, Jovian Petroleum Corporation converted $2 million of its remaining debt (outstanding under a Production Payment Note) into 12,749,285 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock.

The consideration for the debt extinguished consisted of the following:

●	10 million shares of common stock which were valued using the market price on the date of issuance of $0.14 per share ($1,400,000)
●	Warrants to purchase 6 million shares of common stock with an exercise price of $0.20 per share based on a $0.12 valuation, volatility of 293%, a discount rate of 1.09% and warrants to purchase 4 million shares of common stock with an exercise price of $0.35 per share based on a $0.12 valuation, volatility of 293%, and a discount rate of 1.09%. All warrants expire in 3 years. The 6 million warrants were valued at $709,776 while the 4 million warrants were valued at $471,104, totaling $1,180,880.
●	12,749,285 shares of common stock which were valued using the market price on the date of issuance of $0.104 per share ($1,325,926).
●	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two transactions resulted in an $88,755 loss which was recognized in the second quarter of 2017. The extinguishment of tranche 2 was recognized in the third quarter, with no impact on the consolidated statement of operations.

Bridge Loan – Working Capital

On June 17, 2016, the Company entered into Temporary Unsecured Loans (Bridge Loan – Working Capital) for $230,000. The notes bear interest at 10% per annum payable and mature in sixty (60) days. The lenders receive 100% warrant coverage at an exercise price of $0.09 per share. If the loans are not paid in 60 days, a 10% warrant coverage default penalty is paid. Initially, Director Leo Womack loaned $20,000, Director Joel Oppenheim loaned $110,000 and the CFO loaned $100,000. At December 31, 2016, the outstanding balance of Bridge Loan – Working Capital was $120,000. The decrease during 2016 was due to Mr. Oppenheim converting $20,000 and the CFO converting $110,000 of their respective debt into shares.

Rig Loan

On July 13, 2016, the Company entered into Temporary Unsecured Loans (Rig Loan) for $60,000. The notes bear interest at 10% per annum payable and mature on September 13, 2016. Should the Company default in timely repayment, the Company shall pay a penalty to each of the named parties by issuing warrants at a 100% coverage ratio. Each warrant has an exercise price of $0.059 per share and will expire September 13, 2019. The following related parties loaned funds to the Company as follows: $10,000 from Mr. Leo Womack – Chairman, $10,000 from the CFO, $10,000 from Mr. Lee Lytton – Director, $10,000 from Mr. Joel Oppenheim – Director, $10,000 from Mr. Quinten Beasley – Director. At December 31, 2016 the outstanding balance of Rig Loan was $60,000.

Cancelation of Bridge Loan-Working Capital and Rig Loan

As of May 23, 2017, the following related parties had the following outstanding balances corresponding to the Bridge Loan-Working Capital, Rig Loan and Shareholder Advance: Leo Womack $55,000, Lee Lytton $$25,000, Joel Oppenheim $167,500, Paul Deputy (former CFO) $15,000 and James Burns $100,000.

On May 23, 2017, related party debt holders were offered the option to convert their outstanding loan balances of $362,500 and accrued interest of $13,400 (totaling $375,900) into Preferred Stock. As a result, the following Preferred Stock shares were issued: Leo Womack 5,500 shares, Joel Oppenheim 17,590 shares, Lee Lytton 2,500 shares, James Burns 10,500 shares and Paul Deputy (former CFO) 1,500 shares. In addition, any holder of any non-interest bearing loan converted also received warrants to purchase for shares of common stock for each dollar converted. Consequently, a total of warrants to purchase 400,000 shares of common stock were granted (Leo Womack 70,000 shares, Joel Oppenheim 270,000 shares, Lee Lytton 30,000 shares and Paul Deputy (former CFO) 30,000 shares) as part of the conversion, which each had an exercise price of $0.20 per share and a term of 3 years. The warrants were valued at $47,319. Any loan that had received warrants when initially issued did not receive additional warrants in this conversion offering.

Promissory Notes – (non-related parties)

Short Term Debt

On November 15, 2016 the Company entered into Promissory Notes for $200,000 with two accredited investors. The notes bear interest at 12% per annum payable monthly at the rate of 1% and will mature on May 31, 2017. The Company will have the option of extending the notes for up to an additional six (6) months at an annual rate of 18% by paying interest monthly at a rate of 1.5%. Investors received warrants to purchase 100,000 shares of common stock (a 50% coverage ratio) at an exercise price of $0.12 per share. The warrants expire on December 31, 2019. On May 11, 2017, one accredited investor converted his outstanding balance of the loan of $100,000 into 10,000 Series A preferred shares. On May 26, 2017 one accredited investor converted his outstanding balance of the loan of $100,000 plus interest accrued of $5,000 into 10,500 Series A preferred shares.

Installment Notes

On January 6, 2017, the Company purchased a 2014 Toyota Tundra for a total price of $35,677 and entered into an installment note with JPMorgan Chase Bank in the amount of $35,677 for a term of 5 years at 5.49% APR. Principal payments of $5,076 were made during 2017, leaving a remaining balance of $30,600 at year end.

Shareholder Advances (Related Party Only)

Shareholder Advances (Related Party Only)

Amount
Balance at December 31, 2016	$192,000

Additions
Advance (1)	361,600
Total Additions	361,600

Payments
Debt Conversion to Shares (2)	262,500
Reduction of shareholder balance through the sale of truck (3)	5,000
Cash (4)	69,000
Total Payments	336,500

Balance at December 31, 2017	$217,100

(1)	Funds that were provided by related parties as shareholder advances.
(2)	Shares were issued to extinguish outstanding liabilities of the Company. These liabilities could be outstanding shareholder advances, pre-bridge working capital loans or service related accounts payable.
(3)	Reduction of Jovian Petroleum balance through the sale of 2007 pickup truck Toyota.
(4)	Funds that were paid in cash by the Company to various related parties to reimburse for funds that were previously loaned as a shareholder advances.

Five Year Maturity

As of December 31, 2017, future maturities on our notes payable, which include the $217,100 related party notes, and the $32,582 current maturities and $24,204 long term installment note payable, were as follows:

Fiscal year ending:
2018	$249,682
2019	7,102
2020	7,502
2021	7,925
2022	1,675
Total	$273,886

NOTE 7. EQUITY

Preferred Stock – 1,000,000 shares authorized.

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share. The holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 9%. The Preferred Stock will automatically convert into common stock when the Company’s common stock market price equals or exceeds $0.28 per share for 30 consecutive days. At conversion, the value of each dollar of preferred share will convert to 7.1429 common shares (which results in a $0.14 per common share conversion rate). During the second quarter of 2017, 120,590 shares or $1,205,900 of the offering had been issued. The 120,590 shares were issued as follows: conversion of TORRI (40,500 shares) – See Note 7 for additional details, conversion of debt (28,900 shares - 25,900 related to short term notes [as described in Note 6] and 3,000 related to equipment purchase), conversion of shareholder advances (27,090 shares of which 840 was for accrued interest, see Note 7 for further explanation) and cash (24,100 shares). Of the 120,590 shares, 57,990 of the shares were issued to related parties while 62,600 of the shares were issued to third parties.

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

On July 19, 2017, Jovian Petroleum Corporation (“Jovian”) converted $2 million of its remaining debt into 12,749,285 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock. The Preferred Stock was priced at $10.00 per share with a value of $215,100. Refer to Note 6 for further explanation. The CEO of Jovian is Quinten Beasley, our director, and the largest shareholder of Jovian is Zel C. Khan, our CEO and director.

On the 1st quarter 2017, James Burns received warrants to purchase 120,000 common shares, at an exercise price of $0.14 per share at a 3 year term, valued at $15,800, for his consulting services.

Common Stock –

On May 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit with a price of $10,000 per unit, is comprised of 100,000 shares of common stock and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.12 per share at any time prior to August 5, 2018. As of December 31, 2015, fourteen (14) units had been subscribed for and 1,400,000 shares of common stock had been purchased by various accredited investors. See Note 6 for financial related details on all purchases.

On September 1, 2015, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit which has a price of $6,000, is comprised of 100,000 shares of common stock and one warrant to purchase an additional 100,000 shares of common stock at a price of $0.10 per share at any time prior to August 31, 2018. As of December 31, 2015 twenty seven (27) units had been subscribed for and 2,700,000 shares of common stock had been purchased. Seven (7) of those units were purchased by accredited investors. This offering was closed on May 31, 2016.

On September 23, 2015, the Company acquired a 10% working interest from Jovian in the SUDS field, in exchange for 10,586,805 shares of restricted common stock. For further details see Note 9.

On September 24, 2015, the Board of Directors of the Company approved the adoption of the 2015 Stock Incentive Plan (the “Plan”). The Plan provides an opportunity, subject to approval of our Board of Directors of individual grants and awards, for any employee, officer, director or consultant of the Company. The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan was 4,000,000 shares (which has since been increased to 40,000,000 as discussed below). The plan was ratified by the stockholders at the Company’s annual meeting which was held on April 14, 2016.

At the 2015 Annual Meeting of our Stockholders, held on April 14, 2016, the shareholders voted to increase the total number of authorized shares of common stock to 150,000,000.

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

On August 17, 2016 the Board of Directors issued two employees 200,000 shares of the Company’s restricted common stock.  The shares were issued at current market price of $0.077 per share on August 17, 2016 at a value of $15,400 and recorded as stock based compensation.

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

On September 30, 2016, per a consulting agreement, a contractor was issued 11,607 shares of common stock in exchange for services. These shares were valued at $1,625 at a market price of $0.14 per share.

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

On December 7, 2016, the Board of Directors issued an employee 100,000 shares of the Company’s restricted common stock.  The shares were issued at current market price of $0.12 per share on the effective date of November 17, 2016 at a value of $12,000 and recorded as stock based compensation.

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

Effective February 1, 2017, the Company entered into a consulting agreement in exchange for geology related services. Specifically these services include providing reports detailing analysis of present and potential oil and gas assets. The term of the agreement is one (1) year, subject to a one (1) year extension. The consultant is to be granted warrants to purchase 25,000 shares of common stock for services provided each quarter. The exercise price of the warrants will be the market price of the Company’s stock at quarter end, the warrant term expires 3 years from the date of grant. During the first quarter of 2017, 25,000 warrants were issued with a fair value of $3,465, based on an average $0.14 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term. During the second quarter of 2017, 25,000 warrants were issued with a fair value of $2,217 based on an average $0.09 valuation, volatility of 296%, a discount rate of 1.09% and a 3 year term. The warrants vested immediately. As of December 31, 2017, the consultant has been granted warrants to purchase 50,000 shares of common stock, with a fair value of $5,682.

From January to March 2017, James Burns received 120,000 warrants of common shares, at the exercise price of $0.14 for a 3 year term, valued at $15,800, for his consulting services.

On May 12, 2017, one (1) warrant holder exercised a total of 600,000 warrants by remitting payment of $48,000 at a share price of $0.08 per shares.

On July 6, 2017, the Company contracted with an attorney to facilitate the conversion of the Rick Wilber debt (described above). To compensate the attorney for his service, he was granted 150,000 shares of common stock valued at $15,000.

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

On August 15, 2017, in exchange for services related to negotiations concerning our New Mexico operating bond requirements, the Company paid a law firm 500,000 shares of common stock was valued at $65,000. Such shares were provided as a bonus for the successful closing of the Twin Lakes San Andres Unit, New Mexico acquisition.

From October to December 2017, the Company issued a total of 750,000 shares of common stock for consulting services valued at $78,000. Out of the 750,000 shares: 294,000 shares were issued to Sandstone Group Corp; 243,000 shares were issued to Newbridge Securities Corp; 63,000 shares were issued to Robert Santos Nesperiera; and 150,000 shares were issued to Interlink Group Inc.

On October 1, 2017, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit which has a price of $50,000, is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020. As of December 31, 2017 six and a half (6.5) units had been subscribed for and 2,708,336 shares of common stock had been purchased by various accredited investors for $325,000. The proceeds from this private offering include units sold to related parties, as described in Note 5.

On November 07, 2017, the majority stockholders of the Company, via written consent to action without meeting, approved (1) the adoption of an amendment to the Petrolia Energy Corporation 2015 Stock Incentive Plan to increase by 36,000,000 (to 40,000,000) the number of shares of common stock reserved for issuance under the plan; (2) the filing of a Certificate of Amendment to the Company’s Certificate of Formation with the Secretary of State of Texas to (a) increase the number of authorized shares of common stock, par value $0.001 per share of the Company, to 400,000,000 shares of common stock; and (b) amend the par value of the Company’s preferred stock, from $0.10 per share to $0.001 per share.

Summary information regarding common stock warrants issued and outstanding as of December 31, 2017, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2015	11,910,111	$0.33	$—	3.5
Granted	5,740,416	0.09	—	2.6
Exercised	(825,000)	—	—
Expired	—	—	—
Outstanding at year ended December 31, 2016	16,825,527	0.26	—	3.20
Granted	19,896,670	0.19	—	3.01
Exercised	(1,635,000)	0.07	—	—
Expired	—	—	—	—
Outstanding at quarter ended December 31, 2017	35,087,197	$0.24	$1,106,583	2.15

The table below summarizes warrant issuances during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Warrants Granted
Board of Director Service	3,120,000	2,500,000
PORRI	—	150,000
Deferred Salary – CEO, CFO	134,167	206,666
Performance bonus – President	666,667	—
Providing Bond Related Collateral	2,250,000	31,250
Conversion of Debt	10,400,000
Pre-bridge Loans	—	290,000
Short-term Debt	—	100,000
Advisory Board	87,500	262,500
Deferred loan penalty	—	10,000
Consulting Agreements	50,000	340,000
Rick Wilber Loan	480,000	500,000
Signing Bonus – CEO, CFO	—	550,000
Private Placement Memo (Sept 2015)	—	800,000
Private Placement Memo (Oct 2017)	2,708,336	—
Total	19,896,670	7,740,000

NOTE 8. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company is not aware of any environmental claims existing as of December 31, 2017, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of December 31, 2017, the Company has one annually renewable office lease in Houston at a cost of $2,012 per month.

During 2017, one Director provided personal guarantees to the bank. The bank, relying on those guarantees, issued letters of credit to bonding authorities to meet regulatory bonding requirements.

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

On February 1, 2016, the Company acquired 100% of the issued and outstanding shares in Askarii Resources, a private Texas based oil & gas service company. The Company acquired Askarii by issuing one million restricted common shares. Based on the then current market value of the Company’s stock of $0.05 per share, the aggregate value of the transaction is $50,000. There were minimal tangible assets purchased from Askarii. The final purchase price allocation is as follows: trademarks $10,000, internet/website $5,000, customer lists $10,000 and customer relationships $25,000.

On September 1, 2016, the Company acquired an additional 25% working interest ownership of the TLSAU field located 45 miles from Roswell, Chavez County, New Mexico, through the issuance of 3,500,000 shares of its restricted common stock with an unrelated party. The purchase price of the shares equates to a $350,000 value, based on the $0.10/share market price of Petrolia’s shares on September 1, 2016. After the purchase, the Company holds a total working interest ownership of 40%. The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $392,252, asset retirement obligation assumed of $42,252.

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

On September 28, 2016, the Company acquired a 100% working interest ownership of SUDs (an additional 50% working interest ownership) through the issuance of a note payable for $4,000,000 as outlined above in Note 4 and the issuance of 24,308,985 shares of its restricted common stock, from a related party. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799/share market price of the Company’s common stock on September 28, 2016. After the acquisition, the Company holds a total working interest ownership of 100%. The final purchase price allocation of the combined transactions is as follows: oil and gas properties acquired $8,401,318, asset retirement obligation assumed of $28,132.

Effective February 12, 2017, the Company acquired an additional 60% working interest ownership in the TLSAU field (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2017. The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company. As a result of this transaction, the Company now owns 100% working interest in TLSAU. Consideration of $465,788 was given in exchange for Dead Aim’s working interest. The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3 million face value) which the Company acquired in November 2015 and the write-off of $148,988 of Dead Aim’s outstanding accounts receivable to the Company. Dead Aim assumed liability (prior to the acquisition) for the OPBE note that the Company purchased.

The table below represents the unaudited pro-forma financial statement to show the effects of the combined entity for the periods presented above:

	December 31, 2017 Petrolia Combined (Unaudited)	December 31, 2016 Petrolia Combined (Unaudited)
Oil and Gas Sales	150,970	333,741

Net Loss	(3,274,539)	(1,957,181)

Loss per share	(0.04)	(0.04)

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

December 31, 2017
Inflation rate (avg.)	2.1%
Estimated asset life	21 years

The following table shows the change in the Company’s ARO for 2017 and 2016:

Asset retirement obligations at December 31, 2015	$213,328

Obligations assumed in acquisitions	70,384
Additional retirement obligations incurred	—
Change in estimate	—
Accretion expense	38,998
Settlements	—

Asset retirement obligations at December 31, 2016	$322,710

Obligations assumed in acquisition	101,405
Additional retirement obligations incurred	—
Change in estimate	—
Accretion expense	49,753
Settlements	—

Asset retirement obligations at December 31, 2017	$473,868

NOTE 11. INCOME TAXES

There was no provision for income taxes for 2017 and 2016 due to a net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2015 forward are open to IRS examination.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016

Income tax expense computed at statutory rates	$(1,141,449)	$(656,523)
Non-deductible items	536,470	219,438
Change in valuation allowance	604,979	437,085

Total	$—	$—

The components of the net deferred tax asset were as follows:

	December 31, 2016
	Gross Values	Tax Effect
Deferred tax assets		$
Book Impairment	$668,073		$233,825
Net operating loss carryforwards	7,120,879		2,492,308
Asset retirement obligation	—		—
Other	—		—
Total deferred tax assets	7,788,952		2,726,133

Deferred tax liabilities
O&G Properties	(6,496,717)		(2,273,851)
Other	—		—
Total deferred tax liabilities	(6,496,717)		(2,273,851)
Less: Valuation allowance	(1,292,235)		(452,282)
Net deferred tax assets (liabilities)	$—		$—

	December 31, 2017
	Gross Values	Tax Effect
Deferred tax assets		$
Book Impairment	$668,073		$140,295
Net operating loss carryforwards	8,924,934		1,874,236
Asset retirement obligation	—		—
Other	—		—
Total deferred tax assets	9,593,007		2,014,531

Deferred tax liabilities
O&G Properties	(1,556,593)		(326,884)
Other	—		—
Total deferred tax liabilities	(1,556,593)		(326,884)
Less: Valuation allowance	(8,036,415)		(1,687,647)
Net deferred tax assets (liabilities)	$—		$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses were approximately $9.6 million at December 31, 2017 and begin to expire if not utilized beginning in the year 2033. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

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

In 2016, the Company purchased 90% working interest in the SUDS field in the amount of $8,373,186 and also purchased the 25% working interest in the TLSAU field in the amount of $350,000. In 2017, the Company purchased a 60% working interest in the TLSAU field in the amount of $745,788. With these purchases the Company obtained 100% working interest in the TLSAU field.

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Property acquisitions	$745,788	$8,723,186
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	—
Total Costs Incurred	$745,788	$8,723,186

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

	December 31, 2017	December 31, 2016
Capitalized costs
Unevaluated properties	$—	$—
Evaluated properties	13,837,800	13,092,012
	13,837,800	13,092,012
Less: Accumulated DD&A	(1,068,795)	(1,042,545)
Net capitalized costs	$12,769,005	$12,049,467

Oil and Gas Reserve Information.

MKM Engineering, an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2017 and 2016. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America.

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

Oil (Bbls)

December 31, 2015	734,520
Revisions of prior estimates	(58,297)
Purchases of reserves in place	1,557,660
Production	(6,643)
December 31, 2016	2,227,240
Revisions of prior estimates	(2,186,554)
Purchases of reserves in place	1,600,935
Production	(3,421)
December 31, 2017	1,638,200

	December 31, 2017	December 31, 2016

Estimated Quantities of Proved Developed Reserves – Oil (Bbls)	1,598,010	1,206,010
Estimated Quantities of Proved Undeveloped Reserves – Oil (Bbls)	40,190	1,021,230

Proved undeveloped reserves decreased from December 31, 2016 to December 31, 2017, primarily due to a specific “5-year rule”, a new disclosure requirement in SEC Regulations S-X 210.4-10, which states that undeveloped projects should be developed within 5 years of the initial proved reserves booking. The Noack field has been under one ownership for 5 plus years. The Company believes that once the drilling plan commences this will no longer be an issue. As per this regulation, once the Company provides evidence that it adopted a development plan for a PUD location and that this development plan contains a “final investment decision” showing that it would be developed within the next 5 years, then the PUDS removed from the 2017 report should be re-qualified at that point.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserve	Oil (bbls)
December 31, 2016	1,206,010
Acquired Reserves	377,670
Revision of prior estimates	17,751
Production	(3,421)
December 31, 2017	1,598,010

Proved undeveloped reserves	Oil (bbls)
December 31, 2016	1,021,230
Acquired Reserves	1,223,265
Revisions to prior estimates	(2,204,305)
December 31, 2017	40,190

The increases in Proved developed reserves and the increase in Proved Undeveloped (PUD) reserves were all due to the acquisition of the 60% working interest in TLSAU.

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

	December 31, 2017	December 31, 2016

Future cash inflows	$62,964,150	$90,265,000
Future production costs	(27,336,630)	(47,050,770)
Future development costs	(1,491,500)	(10,396,000)
Future income taxes	—	—

Future net cash flows	34,136,020	32,818,230
Discount of future net cash flows at 10% per annum	(17,530,040)	(19,253,750)

Standardized measure of discounted future net cash flows	$16,605,980	$13,564,480

Changes in standardized measure of discounted future cash flows

	December 31, 2017	December 31, 2016

Beginning of year	$13,564,480	$6,220,500
Sales and transfers of oil & gas produced, net of production costs	267,997	175,048
Net changes in prices and production costs	1,967,068	(1,917,506)
Changes in estimated future development costs	1,806,404	(673,960)
Acquisitions of minerals in place, net of production costs	7,645,722	9,941,241
Revision of previous estimates	(19,654,723)	(544,877)
Change in discount	732,656	817,235
Change in production rate or other	(10,276,980)	(453,201)

End of year	$16,605,980	$13,564,480

NOTE 13. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	December 31, 2017	December 31, 2016
Revenues
Oil & Gas	$148,835	$123,246
Oil field services	—	198,000
Total Revenues	148,835	321,246

Net Income
Oil & Gas	(3,245,008)	(2,052,004)
Oil field services	(16,276)	176,225
Total Net Income	(3,261,284)	(1,875,779)

Assets
Oil & Gas	13,408,306	13,026,082
Oil field services	169,266	185,542
Total Assets	13,577,572	13,211,624
Accounts Receivable
Oil & Gas	51,026	199,003
Oil field services	—	—
Total Accounts Receivable	$51,026	$199,003

During 2017, all segment expenses incurred by the oil and gas segment. During the year ended December 31, 2016, all segment expenses incurred by the oil and gas segment except the cost of equipment sold of $33,330, which was incurred by the oil field services segment.

NOTE 14. SUBSEQUENT EVENTS

On January 16, 2018, Paul Deputy tendered his resignation as the Chief Financial Officer of the Company.

Also effective on January 16, 2018, the Company appointed Tariq Chaudhary as the Company’s new Chief Financial Officer (CFO), in anticipation of the completion of the Company’s acquisition of Bow Energy Ltd.

Mr. Chaudhary’s biographical information is presented on PART III. ITEM 10.

On January 24, 2018, 350,000 shares, valued at $44,800, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On February 1, 2018, a law firm was granted 100,000 shares of common stock as a bonus for the Bow Energy acquisition.

On February 1, 2018, a geologist consultant in Oklahoma, was issued 150,000 shares of common stock in exchange for his professional consulting services.

On February 1, 2018, in consideration for the cancellation of $25,000 in debt, the Company issued 125,000 shares of common stock to a Director.

On February 1, 2018, a Director exercised 1,110,000 warrants of common stock by settling $102,590 of Accounts Payable to a company controlled by the director at an average share price of $0.092 per share.

On February 5, 2018, one accredited investors subscribed and purchased 2,000 Series A preferred shares by remitting payment of $20,000.

On February 23, 2018, a Director was issued 100,000 shares of common stock for reissuance of lost certificate.

On February 27, 2018, the Company closed the Acquisition and Petrolia acquired all of the issued and outstanding shares of capital stock of Bow Energy Ltd (“BOW”), a Canadian company with corporate offices in Alberta, Calgary. Bow’s common shares are currently listed and posted for trading on the TSX Venture Exchange. Bow Shares delisted from the facilities of the TSX Venture Exchange on March 5, 2018. The current capital structure of Bow is as follows: 92,310,184 common shares issued and outstanding, 9,046,478 vested stock options, no warrants, no convertible preferred shares, with a fully diluted total of 101,356,662 shares.

Under the terms of the Arrangement, Bow shareholders are deemed to have received 1.15 Petrolia common stock shares for each Bow Share. A total of 106,156,712 shares of the Company’s common stock will be issued to the Bow shareholders as a result of the Arrangement, plus additional shares in connection with the rounding described below.

Bow is an Oil & Gas Exploration and Development company operating in the prolific Indonesian Sumatra basin.   BOW’s key assets include South Block A PSC – 44.48% working interest, Bohorok PSC – 50% working interest, Bohorok Deep JSA – 20.25% working interest, Palmerah Baru – 54% working interest, MNK Palmerah – 69.36% working interest, Mahato PSC – 20% working interest.  BOW will continue as a wholly owned subsidiary of Petrolia and continue to operate all properties under BOW.

The acquired assets of Bow consist of over 948,000 net acres onshore North Sumatra, Indonesia which consists of interests in five production-sharing contracts (PSCs) and one Joint Study Agreement (JSA) with the Indonesian government.

On February 27, 2018, three (3) accredited investors subscribed and purchased two and a half (2.5) units of shares of common stock in our private offering of securities. Each unit which has a price of $50,000, is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020. In consideration of the two and a half (2.5) units subscribed, the Company issued 1,041,667 common shares for a total price of $125,000 and 1,041,667 warrants of common stock at a price of $0.20 per share expiring on October 1, 2020.

On February 28, 2018, one (1) warrant holder exercised a total of 360,000 warrants by remitting payment of $36,875 at an average share price of $0.102 per share.

On February 28, 2018, Director Joel Oppenheim exercised 630,000 warrants by remitting payment of $61,800 at an average share price of $0.098 per share.

Effective April 12, 2018, the Board of Directors (a) appointed Zel C. Khan as Secretary of the Company; (b) appointed Ivar Siem as a member of the Board of Directors of the Company; and (c) approved the issuance of 616,210 shares of restricted common stock to Mr. James E. Burns in consideration for 2017 deferred salary of $61,621.

Also on April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days.