Form 10-Q
period 2018-03-31
Petrolia Energy Corp
filed 2018-06-28
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 228,008,644 shares of common stock as of June 21, 2018.

PART I

Item 1.    Financial Statements

PETROLIA ENERGY CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Current assets
Cash	$9,216	$82,593
Accounts receivable	82,294	51,026
Other current assets	14,390	8,993
Total current assets	105,900	142,612

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,312,580	14,312,580
Unproved properties not subject to amortization	9,705,590	—
Furniture, equipment & software	282,672	264,723
Less accumulated depreciation and depletion	(1,217,351)	(1,192,229)
Net property and equipment	23,083,491	13,385,074

Other Assets
Deposits	337,997	—
Intangible assets	49,886	49,886

Total Assets	$23,577,274	$13,577,572

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$1,420,283	$413,435
Accrued liabilities	911,052	896,897
Notes payable	1,488,988	32,582
Notes payable – related parties	169,500	217,100
Total current liabilities	3,989,823	1,560,014

Asset retirement obligations	479,507	473,868
Installment note payable – long term	22,509	24,204
Total Liabilities	4,491,839	2,058,086

Stockholders’ Equity
Subscriptions received in advance	$22,500	$—
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 and 197,100 shares issued & outstanding	199	197
Common stock, $.001 par value; 400,000,000 shares authorized; 222,437,810 and 111,698,222 shares issued and outstanding	222,438	111,698
Additional paid in capital	59,531,372	22,730,974
Accumulated other comprehensive income	(46,647)	—
Accumulated deficit	(40,644,427)	(11,323,383)
Total Stockholders’ Equity	19,085,435	11,519,486

Total Liabilities and Stockholders’ Equity	$23,577,274	$13,577,572

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Oil and gas sales
Oil and gas sales	$29,980	$33,560
Total Revenue	29,980	33,560

Operating expenses
Lease operating expense	73,562	119,992
Production tax	1,799	—
General and administrative expenses	1,897,123	273,668
Depreciation, depletion and amortization	19,157	18,273
Loss on debt settlement	203,349	—
Impairment of goodwill	27,129,963	—
Asset retirement obligation accretion	5,639	11,930
Total operating expenses	29,330,592	423,863

Loss from operations	(29,300,612)	(390,303)

Other expenses
Foreign currency remeasurement gain	53,338	—
Interest expense	(29,764)	(72,967)

Net loss	$(29,277,038)	$(463,270)

Series A Preferred Dividends	(44,006)	—

Net Loss Attributable to Common Stockholders	(29,321,044)	(463,270)

Foreign currency translation adjustments	(46,647)	—

Comprehensive loss attributable to Common Stockholders	(29,367,691)	(463,270)
Loss per share
(Basic and fully diluted)	$(0.24)	$(0.01)

Weighted average number of shares of common stock outstanding	120,214,408	79,034,505

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash Flows from Operating Activities
Net loss	$(29,277,038)	$(463,270)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	19,157	18,273
Asset retirement obligation accretion	5,639	11,930
Finance fee for extension of note payable	—	31,660
Impairment of goodwill	27,129,963	—
Loss on liabilities settlement	203,349	—
Warrant expense related to business combination	103,632	—
Stock-based compensation	1,574,185	44,780
Foreign currency remeasurement gain	(53,338)	—
Changes in operating assets and liabilities
Accounts receivable	(31,268)	1,815
Prepaid expenses and other current assets	(634)	25,686
Accounts payable and accrued liabilities	17,278	139,330
Net cash flows from operating activities	(309,075)	(189,796)

Cash Flows from Investing Activities
Net cash acquired from purchase of Bow Energy Ltd.	3,784	—
Cash flows from investing activities	3,784	—

Cash Flows from Financing Activities
Proceeds from affiliate advances	—	126,500
Subscription received in advance	22,500	—
Proceed from issuance of common stock	238,675	—
Proceed from issuance of preferred stock	20,000	—
Payments to related party	(49,295)
Payments on long-term debt	—	(965)
Cash flows from financing activities	231,880	125,535

Effect of exchange rate changes on cash	34	—
Net change in cash	(73,377)	(64,261)
Cash at beginning of period	82,593	68,648

Cash at end of period	$9,216	$4,387

SUPPLEMENTAL DISCLOSURES (Note 10)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

 (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (“we”, “us”, “Petrolia” and the “Company”) is an oil and gas exploration, development, and production company.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2017, as reported in Form 10-K for the year ended December 31, 2017, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Askarii Resources, LLC and Bow Energy Ltd. Our subsidiaries operate in the oil and gas industry. All significant intercompany transactions are eliminated in the consolidation process. Since the single subsidiary is wholly-owned, all non-intercompany balances are included in the consolidated financial statement balances.

Also, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Askarii Resources, LLC and Bow Energy Ltd. Our subsidiaries operate in the oil and gas industry. All significant intercompany transactions are eliminated in the consolidation process. Since the single subsidiary is wholly-owned, all non-intercompany balances are included in the consolidated financial statement balances.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the interim condensed consolidated financial statements in the period they are determined.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (Update or ASU) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The Company adopted this standard on a modified retrospective basis on January 1, 2018. No financial statement impact occurred upon adoption.

Revenue from Contracts with Customers

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products.

Performance Obligations and Significant Judgments

We sell oil and natural gas products in the United States through a single reportable segment. We enter into contracts that generally include one type of distinct product in variable quantities and priced based on a specific index related to the type of product.

The oil and natural gas is typically sold in an unprocessed state to processors and other third parties for processing and sale to customers. We recognize revenue at a point in time when control of the oil or natural gas passes to the customer or processor, as applicable, discussed below. For oil sales, control is typically transferred to the customer upon receipt at the wellhead or a contractually agreed upon delivery point. Under our natural gas contracts with processors, control transfers upon delivery at the wellhead or the inlet of the processing entity’s system. For our other natural gas contracts, control transfers upon delivery to the inlet or to a contractually agreed upon delivery point. In the cases where we sell to a processor, we have determined that we are the principal in the arrangement and the processors are our customers. We recognize the revenue in these contracts based on the net proceeds received from the processor.

Transfer of control drives the presentation of transportation and gathering costs within the accompanying unaudited consolidated statements of operations. Transportation and gathering costs incurred prior to control transfer are recorded within the transportation and gathering expense line item on the accompanying unaudited consolidated statements of operations, while transportation and gathering costs incurred subsequent to control transfer are recorded as a reduction to the related revenue.

A portion of our product sales are short-term in nature. For those contracts, we use the practical expedient in ASC 606-10-50-14 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606-10-50-14(a) which states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to an unsatisfied performance obligation. Under these sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required. We have no unsatisfied performance obligations at the end of each reporting period.

We do not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified. There is a low level of uncertainty due to the precision of measurement and use of index-based pricing with predictable differentials. Additionally, any variable consideration identified is not constrained.

Business combinations

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides an updated model for determining if acquired assets and liabilities constitute a business. In a business combination, the acquired assets and liabilities are recognized at fair value and goodwill could be recognized. In an asset acquisition, the assets are allocated value based on relative fair value and no goodwill is recognized. The ASU narrows the definition of a business. We adopted this standard in the first quarter of 2018. ASU 2017-01 did not have a material impact on our financial statements.

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

NOTE 4. ACQUISITION OF BOW ENERGY LTD.

On November 30, 2017, we signed an Arrangement Agreement (the “Arrangement”) to acquire Bow Energy Ltd (“Bow” and the “Acquisition”).  Bow is a Canadian company with corporate offices in Alberta, Calgary.

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

At the closing of the Acquisition, we issued the Bow shareholders the shares described above and assumed warrants to purchase 320,000 shares of common stock valued at $103,632.

A subsidiary of Bow, Bow Energy Pte. Ltd. (“BEPL”), BEPL owns 75% of the issued and outstanding shares of Renco Elang Energy Pte. Ltd. (“REE”) which owns a 75% working interest in a Production Sharing Contract referred to as “South Block A” (the “Assets” or “SBA”) located onshore, North Sumatra, Indonesia. REE is the operator of the Assets. Effectively, the Company has a 44.48% working interest in the Assets.

On May 24, 2017, Bow’s wholly-owned subsidiary, Bow Energy International Holdings Inc. (“BEIH”), acquired all of Bukit Energy Inc.’s shareholding interests (the “Subsidiary Shares”) in five Singapore holding companies (the “Holding Companies”) that own the interests in four Production Sharing Contracts (“PSCs”) and one non-conventional joint study agreement (“JSA”), all interests are located onshore in Sumatra, Indonesia. The Holding Companies being acquired were Bukit Energy Central Sumatra (Mahato) Pte. Ltd. (“Mahato”), Bukit Energy Palmerah Baru Pte. Ltd. (“Palmerah Baru”), Bukit Energy Resources Palmerah Deep Pte. Ltd. (“Palmerah Deep”), Bukit Energy Bohorok Pte. Ltd. (“Bohorok”), and Bukit Energy Resources North Sumatra Pte. Ltd. (“Bohorok Deep”), collectively referred to as the “Bukit assets.”

The Holding Companies own the following interests in the conventional and non-conventional PSCs and non-conventional JSA:

●	Bohorok PSC (conventional) – operated 50% participating interest, 465,266 net acres
●	Palmerah Baru PSC (conventional) – operated 54% participating interest, 98,977 net acres
●	Palmerah Deep PSC (non-conventional)- operated 69.36% participating interest, 170,398 net acres
●	Mahato PSC (conventional)- 20% participating interest, 167,115 net acres, non-operated
●	Bohorok Deep (non-conventional)- 20.25% participating interest in a JSA, non-operated with option to become operator

The fair value of the 106,156,712 common shares issued as part of the consideration paid for Bow ($34,607,088) was determined on the volume weighted average share price of Bow’s common stock for the 90 days before the transaction was complete.

The purchase price allocation can be summarized as follows:

Cash	$3,784
Other current assets	4,763
Deposits	337,997
Furniture, equipment & software	12,059
Unproved properties and properties not subject to amortization	9,705,590
Goodwill	27,129,963
Accounts payable	(1,157,876)
Note payable	(1,429,192)

The fair values of identifiable assets acquired as reported in the table above were estimated based on information available at the time of preparation of these interim condensed consolidated financial statements. The fair value was assessed based on the volume weighted average share price of Bow’s common stock for the 90 days before the transaction was complete. Actual amounts recognized by the Company once the acquisition accounting is finalized may differ materially from these estimates. Fair value of cash, other current assets, deposits, furniture, equipment & software, accounts payable, and note payable was valued at the carrying value of Bow as this was deemed to be the most accurate measure of fair value. Fair value assigned to properties, which contain prospective oil and gas resources instead of reserves, was derived using market approach.

Acquisition costs included a finder’s fee grant of 100,000 shares of common stock ($37,000) as a bonus for the Bow Energy acquisition at a fair value of $0.37 per share. In addition, the Company incurred $103,632 in transaction costs associated with the issuance of warrants to purchase 320,000 shares of common stock in connection with the transaction.

The amount of Bow’s loss included in Petrolia’s consolidated income statement for the three months ended March 31, 2018, and the loss of the combined entity had the acquisition date been January 1, 2018, and January 1, 2017, are as follows.

	Revenue	Earnings (Loss )
February 28, 2018 to March 31, 2018	$9,993	$(10,568,097)
Supplemental pro forma from January 1, 2018 to March 31, 2018	$29,980	$(29,740,308)
Supplemental pro forma from January 1, 2017 to March 31, 2017	$2,388,184	$(290,976)

Impairment loss

On March 31, 2018, the Company recorded an impairment to goodwill of $27,129,963 relating to the impairment of the goodwill of Bow which was acquired by the Company pursuant to the Acquisition. The impairment was assessed based on future cash flow as of March 31, 2018.

NOTE 5. SHORT-TERM NOTE PAYABLE

			March 31, 2018		December 31, 2017
	Nominal interest rate	Date of maturity	Face value	Carrying amount	Face value	Carrying amount
Current portion of truck loan (i)	5.49%	January 6, 2022	$32,582	$32,582	$32,582	$32,582
Promissory note (ii)	12%	June 30, 2018	37,613	42,127	—	—
Promissory note (iii)	12%	June 30, 2018	36,451	39,747	—	—
Bukit Energy Inc. (iv)	8.5%	Dec 15, 2017	500,000	538,677	—	—
Credit note (v)	9%	See Note 11	800,000	835,855	—	—
			$1,406,646	$1,488,988	$32,582	$32,582

The promissory notes are repayable in full on maturity. The difference between the face value and carrying amount is attributed to accrued interest.

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $35,677 for a term of five years at 5.49% annual percentage rate (APR).

(ii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(iii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(iv)	In conjunction with the closing of the purchase of the Bukit assets, Bow issued a note payable to Bukit Energy Inc. of $500,000 with interest at the rate of 8.5% per annum, calculated monthly, not in advance, on the principal amount. The note matured on August 31, 2017. The note was extended to December 15, 2017. The note is in default and remained in default at the time of issuance of these financial statements.

(v)	Bow has a loan in default of $800,000. The credit note is secured by a general security agreement over the assets of Bow. Interest accrues monthly and is recorded at 9% on the full amount of the original issued notes of USD $1,100,000. The note is in default and remained in default at the time of issuance of these financial statements. The debt holder also was issued warrants to purchase 320,000 shares of common stock exercisable at $0.08 per share, expiring February 27, 2021. The warrants were valued at $103,633 using the Black Scholes options pricing model with volatility of 283%, discount rate of 2.42% and call option value of $0.32. The note was amended on May 9, 2018. Terms of which, are disclosed in Note 11.

NOTE 6. EQUITY

Preferred Stock

The holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 9% per annum. The Preferred Stock will automatically convert into common stock upon the earlier to occur of (a) the majority consent of the holders of such Preferred Stock; (b) a registered public offering of the Company’s common stock, provided that the gross proceeds to the Company are at least $10 million and the price is at least $0.30; (c) the five year anniversary of the filing of the designation of the Preferred Stock with the Secretary of State of Texas (May 3, 2022); or (d) the date that the Company’s common stock price equals or exceeds $0.28 per share for 30 consecutive trading days. At conversion, the value of each dollar of preferred stock (based on a $10 per share price) will convert into 7.1429 common shares (which results in a $0.14 per common share conversion rate).

On February 5, 2018, one accredited investor subscribed and purchased 2,000 Series A preferred shares by remitting payment of $20,000. As of March 31, 2018, there were 199,100 preferred shares outstanding.

In accordance with the terms of the preferred shares, a dividend was declared of $44,006.

Common Stock

During the three months ended March 31, 2018, the Company issued an aggregate of 110,739,588 shares of common stock. As of March 31, 2018, there were 222,437,810 shares of common stock outstanding.

On January 24, 2018, 350,000 shares, valued at $59,500, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On January 24, 2018, Mr. James Burns was issued 616,210 shares of restricted common stock in consideration for 2017 deferred salary of $61,621. A debt settlement loss of $203,349 was recorded.

On February 1, 2018, a law firm was granted 100,000 shares (valued at $37,000) of common stock as a bonus for the Bow Energy acquisition at a fair value of $0.37 per share.

On February 1, 2018, a geologist consultant in Oklahoma, was issued 150,000 shares of common stock (valued at $18,000) at a deemed fair value of $0.12 per share (valued based on the Company’s stock trading price in 2017 when the obligation occurred), in exchange for his professional consulting services.

On February 1, 2018, director, Joel Oppenheim subscribed for half of one unit (discussed below) resulting in the issuance of 208,333 shares of common stock and one warrant for gross proceeds of $25,000 at a price of $0.12 per unit. 83,333 shares of common stock were not issued until subsequent to quarter end and an amount of $10,000 is in subscriptions received in advance.

On February 1, 2018, a Director exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of Accounts Payable to a company controlled by the director at an average share price of $0.092 per share. No gain or loss was recorded on settlement.

From January 1, 2018 to March 31, 2018, the Company continued with the private offering of its securities under Regulation D of the Securities Act to accredited investors. Each unit which has a price of $50,000, is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020. From January 1, 2018 to March 31, 2018, two and a half (2.5) units had been subscribed for and 1,041,667 shares of common stock and warrants to acquire 1,041,667 shares of common stock had been purchased by various accredited investors for $125,000.

On February 27, 2018, the Company closed the Acquisition and acquired all of the issued and outstanding shares of capital stock of Bow in consideration for 106,156,712 shares (valued at $34,607,088, less $27,129,963 relating to the impairment of the goodwill of Bow) of the Company’s common stock as disclosed in Note 4. The shares were valued on the volume weighted average share price of Bow’s common stock for the 90 days before the transaction was complete.

On February 28, 2018, one (1) warrant holder exercised a total of 360,000 warrants by remitting payment of $36,875 at an average share price of $0.102 per share.

On February 28, 2018, Director Joel Oppenheim exercised 630,000 warrants by remitting payment of $61,800 at an average share price of $0.098 per share.

Warrants

Summary information regarding common stock warrants issued and outstanding as of March 31, 2018, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2017	35,087,198	$0.24	2.15
Granted	4,075,833	0.13	3.00
Exercised	(2,100,000)	0.10	—
Expired	—	—	—
Outstanding at quarter ended March 31, 2018	37,063,031	$0.23	2.02

The intrinsic value of warrants as of March 31, 2018 is $151,581 (December 31, 2017: $1,106,583).

The table below summarizes the warrants granted during the three month period ended March 31, 2018:

	Number of	Exercise
	Warrants	Price

Board of Director Service	1,750,000	$0.10
Pursuant to acquisition of Bow Energy Ltd.	320,000	$0.18
Private placement – March 2018	1,041,667	$0.20
Private placement (Joel Oppenheim)	208,333	$0.20
Pursuant to employment termination agreement	250,000	$0.20
Deferred salary – CEO, former CFO	255,833	$0.14
Pursuant to settlement of loan from director (Joel Oppenheim)	250,000	$0.14

	4,075,833

Stock options

Upon closing of the Acquisition, the Company granted stock options to purchase 3,500,000 shares of common stock to former Bow employees and directors exercisable at $0.12 per share and expiring on February 27, 2021. The stock options were valued at $1,131,639 using the Black Scholes options pricing model with volatility of 283%, discount rate of 2.42% and a call option value of $0.32.

Subscriptions received in advance

On February 1, 2018, director, Joel Oppenheim subscribed for half of one unit resulting in the issuance of 208,333 shares of common stock and warrants to purchase 208,333 shares of common stock, for gross proceeds of $25,000 at a price of $50,000 per unit. 83,333 shares of common stock were not issued until subsequent to quarter end and an amount of $10,000 is included in subscriptions received in advance on the balance sheet.

On February 23, 2018, the Company received $12,500 at a subscription price of $0.12 in advance of shares being issued. The private placement closed on April 23, 2018 and 104,167 shares were issued.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of March 31, 2018 which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – The Company has a one year office lease in Houston at a cost of $2,012 per month.  The lease expires January 31, 2019 with two, one year renewal options.

NOTE 8. RELATED PARTY TRANSACTIONS

On January 15, 2018, Paul Deputy, the former CFO, terminated his employment with the Company. The Company has agreed to pay severance of $192,521 amortized over a 30 month period beginning April 15, 2018 at a 5% annual percentage rate, $5,000 per month for January, February and March of 2018 and issue warrants to purchase 250,000 shares of common stock exercisable at $0.20 per share expiring in 36 months. The fair value of warrants granted was $109,021.

On January 12, 2018, the Company entered into an employment agreement with Tariq Chaudhary, the Company’s CFO, for a period of one year. The CFO will be paid a salary of $7,500 a month during the first 90 days of the probationary period. Upon successful completion of the probationary period, the salary will be $120,000 per year. Also, the CFO will be given a signing bonus of 500,000 shares of common stock, and was granted warrants to purchase 500,000 shares of common stock exercisable at $0.12 per share equally vesting over 36 months upon successful completion of the probationary period.

On February 1, 2018, a Director exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of Accounts Payable to a company controlled by director, Quinton Beasley, at an average share price of $0.092 per share. No gain or loss was recorded at settlement.

On February 1, 2018, director, Joel Oppenheim subscribed for half of one unit resulting in the issuance of 208,333 shares of common stock and warrants to purchase 208,333 shares of common stock for gross proceeds of $25,000 at a price of $50,000 per unit. 83,333 shares of common stock were not issued until subsequent to quarter end and an amount of $10,000 is included in subscriptions received in advance on the balance sheet.

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation, a company controlled by a Director of the Company. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. The Company repaid $47,600 on the LOC.

On February 26, 2018, Mr. Oppenheim was issued 630,000 shares of common stock.  These shares were the result of exercising warrants to purchase 630,000 shares of common stock, at an average exercise price of $0.098 per share, which included the remittance of $61,800 as the aggregate exercise price.

NOTE 9. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenues
Oil & Gas	$29,980	$33,560
Oil field services	—	—
	—	—
Net Income (Loss)
Oil & Gas	(27,272,990)	(459,222)
Oil field services	(4,048)	(4,048)

Assets
Oil & Gas	23,341,260	13,057,078
Oil field services	236,014	181,593

Accounts Receivable
Oil & Gas	18,254	48,201
Oil field services	$—	$—

NOTE 10: SUPPLEMENTAL CASH

Interest Paid	$376	$8,318
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Issued common shares for purchase Bow Energy. Goodwill and assets	$34,607,088	$—
Settlement of accrued salaries with common shares	61,621	—
Settlement of account payable for common shares, related party	102,590	—
Initial recognition of asset retirement obligation	—	101,405
Settlement of accounts receivable and other assets for oil and gas properties	—	465,788
Note payable for vehicle purchase	—	35,677
Series A preferred dividend	44,006	—

NOTE 11: SUBSEQUENT EVENTS

(i)	On April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days.

(ii)	On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company became effective whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company will pay Mr. Burns $33,000, grant him warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share and also issue 2,000,000 shares of restricted common stock of the Company, which it satisfied on May 14, 2018. The warrants were granted at fair value using a Black Scholes model for $266,971 and the restricted shares were valued at the closing price of Petrolia’s stock, for $180,000.

(iii)	On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in health benefits for Mr. Burns and his family. The Company will issue 500,000 shares of restricted common stock, which it satisfied on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns will also be granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were granted at fair value using a Black Scholes model for $177,982 and the restricted shares were valued at the closing price of Petrolia on the date of the agreement for $45,000.

(iv)	On April 26, 2018, the Company issued 200,000 shares of common stock as a bonus to a vendor valued at $14,000 based on the closing price of $0.07 per share.

(v)	On April 26, 2018, a warrant holder exercised his 500,000 warrants at a strike price of $0.10 for gross proceeds of $50,000 and was issued 500,000 shares of common stock.

(vi)	On May 9, 2018, Bow, the Company’s wholly owned subsidiary, entered into an Amended and Restated Loan Agreement with a third party (the “Loan Agreement” and the “Lender”). The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. The Company is also required to make a payment of principal and interest in the amount of $50,818 per month towards the amount owed beginning on July 15, 2018. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement can only be used by the Company for a future acquisition of oil and gas properties, which the Company is currently in discussions regarding, and will be secured by such assets, when/if the transaction closes. In the event the acquisition (or another mutually agreed upon acquisition), for any reason does not close, the $800,000 in additional funds are anticipated to be immediately repaid to the Lender.

In order to induce the Lender to enter into the Loan Agreement, the Company agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”), which were issued on May 18, 2018, and warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in Canadian dollars, and expire on the date the Loan Agreement has been repaid; (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expires on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020.

(vii)	On June 8, 2018, the Company issued a note receivable of CAD $406,181 or $314,912 to Blue Sky Resources Ltd. This note bears nine percent simple interest per annum commencing as of August 1, 2018. The note matures on November 30, 2018.

(viii)	On May 22, 2018, 500,000 shares of common stock were issued to (CFO) Tariq Chaudhary as per his employment offer letter.

(ix)	The Company closed a private placement of two of units for $100,000, with each unit having a price of $50,000, is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020.

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

Please see the “Glossary of Oil and Gas Terms” on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 17, 2018 (the “2017 Annual Report”) for a list of abbreviations and definitions used throughout this report.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Unless the context requires otherwise, references to the “ Company, ” “ we, ” “ us, ” “ our, ” “ Petrolia ” and “ Petrolia Energy Corp. ” refer specifically to Petrolia Energy Corp. and its wholly-owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“ Bbl ” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;
●	“ Boe ” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;
●	“ Mcf ” refers to a thousand cubic feet of natural gas;
●	“ SEC ” or the “ Commission ” refers to the United States Securities and Exchange Commission; and
●	“ Securities Act ” refers to the Securities Act of 1933, as amended.

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

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets. The Company has been focusing on acquisitions in the Southwest United States and Indonesia (as described below) while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions.  We believe our mix of assets-oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

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

In August 2013, we became an oil and gas operator and took over the operation of 100% of our wells.  As such, we terminated our relationship with RTO Operating, LLC for the day-to-day operations and monitoring of our wells. During 2014, the Company continued to operate its own lease. During the fourth quarter of 2014, the Company hired Jovian Petroleum Corporation (Jovian) to survey the operations and well performance at the Noack field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014, the Company signed an operating agreement with Jovian to assume full operational responsibility for the Noack field under a fixed fee agreement of $10,000 per month for full operating field services.  On March 1, 2015, the Company hired Zel C. Khan, our current CEO and director, who is the largest stockholder of Jovian, as well as several former employees of Jovian Petroleum.  This allowed for the fixed fee agreement with Jovian.  The CEO of Jovian is Quinten Beasley, our director, and the largest shareholder of Jovian is Zel C. Khan, our CEO and director.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. During 2016 and through the first quarter ended March 31, 2018, the Company had two (2) wells producing, six (6) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed.

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

The Company has approved the SUDS well #1 and has approved and filed for two new infill wells to be drilled. The Company expects to drill the first well in 3rd quarter of 2018, funding permitting.

SUDS 10% Acquisition

The Company acquired a 10% working interest in the SUDS field located in Creek County, Oklahoma on September 23, 2015, in exchange for 10,586,805 shares of restricted common stock. Based on the then current market value of our common stock, $0.068 per share, the price paid was $719,903 or $4.77 dollars per barrel of oil (Bbl). Through this transaction, the Company increased its reserve base by approximately 151,000 Bbls of (1P) proven reserves. Concurrently with the purchase, Jovian agreed to assign to the Company the right to be the operator of record of the SUDS field, governed by an American Association of Professional Landmen (AAPL) standard Joint Operating Agreement (JOA).

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

The consideration for the debt extinguished consisted of the following:

●	10 million shares of common stock which were valued using the market price on the date of issuance of $0.14 per share ($1,400,000).
●	Warrants to purchase 6 million shares of common stock with an exercise price of $0.20 per share based on a $0.12 valuation, volatility of 293%, a discount rate of 1.09% and warrants to purchase 4 million shares of common stock with an exercise price of $0.35 per share based on a $0.12 valuation, volatility of 293%, and a discount rate of 1.09%. All warrants expire in 3 years. The 6 million warrants were valued at $709,776 while the 4 million warrants were valued at $471,104, totaling $1,180,880.
●	12,749,286 shares of common stock which were valued using the market price on the date of issuance of $0.104 per share ($1,325,926).
●	The Preferred Stock was valued at $10.00 per share, the cash price paid by third party investors for the same stock with an aggregate value of $215,100.

The combination of the two transactions resulted in an $88,755 loss which was recognized in the second quarter of 2017.  The extinguishment of tranche 2 was recognized in the third quarter, with no impact on the consolidated statement of operations.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2017, reflects approximately 1.6 million barrels of proven oil reserves remaining for the 100% working interest. During 2017, the Company took control of thirty-eight (38) wells of which twenty-one (21) were re-worked of this eight (8) wells remained producing, five (5) wells were dedicated for injection purpose and the remaining await additional workover and a secondary.  During 2017 and through the first quarter ended March 31, 2018, the field had ninety (90) total wells, six (6) were producing, and twenty-one (21) are producible after certain workovers, and five (5) have been designated as injection wells and are awaiting permits. As of December 31, 2017, and continuing through the filing date of this report, Petrolia had filed its Operator bond and assigned an Operator designation to become the operator of the field. As of the date of this report, Petrolia owns a 100% working interest in the field.

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

TLSAU 60% Acquisition

Effective February 12, 2017, the Company acquired an additional 60% working interest ownership in the TLSAU field (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2017. The agreement assigned Dead Aim Investments’ (“Dead Aim”) 60% ownership interests to the Company. As a result of this transaction, Petrolia now owns a 100% working interest in TLSAU. Consideration of $465,788 was given in exchange for Dead Aim’s working interest. The consideration includes the forgiveness of the BSNM Note of $316,800 (with a $1.3 million face value) which we acquired in November 2015 and the write-off of $148,988 of Dead Aim’s outstanding accounts receivable to Petrolia. Dead Aim assumed liability (prior to the acquisition) for the OPBE note that the Company purchased.

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

Bow Energy Ltd.

On February 27, 2018, the Acquisition closed, and Petrolia Energy Corporation acquired all of the issued and outstanding shares in Bow Energy Ltd. Bow Energy Ltd. has contracts covering a total land position in Indonesia of 948,029 net acres as described in greater detail below:

South Block A

South Block A (“SBA”) is located onshore North Sumatra, Indonesia. Bow is the operator of the 421 kilometer (km) block with a 44.48% Working Interest. The block has a proven petroleum system on trend with the Arun, Pase, Rantu and Kual Simpang gas fields. There are multiple prospects and leads with the potential for stacked pay. The block has existing infrastructure leading to a high demand oil and gas market. The SBA is part of the Ductch vintage oil field known as Paya Bili. The block was purchased on July 2, 2015.

The Company has advanced a total of $1,971,491 to Bow’s subsidiary Renco Elang Energy Pte. Ltd. (“REE”) which holds Bow’s interest in SBA. These advances are interest free loans. As part of the REE shareholder’s agreement, all after-tax proceeds from the operations of SBA are first paid against the shareholder loans, prior to any distributions relative to each party’s share interests.

REE’s partner PT. Prosys Oil and Gas International (“POGI”) defaulted on cash call requirements to fund SBA as part of its 14% working interest. The deadline to remedy the defaults was on October 23, 2016. POGI’s interest in SBA was subsequently transferred in the following proportions: REE: 8.3% and KRX Energy (SBA) Pte Ltd.: 5.7%. The proportionate interests in SBA are now: 59.3% for REE and 40.7% for Lion Energy Limited, an Australian publicly-traded company.

The Indonesian regulatory authority, BPMA, granted an additional 4-year extension, effective as of January 19, 2017, to the exploration term for SBA. The extension was granted following the drilling of the Amanah Timur-1 discovery well. This completed the work commitments for the block. Following the extension, REE is reviewing results from the discovery to identify commercialization options and work towards filing a Plan of Development for approval by the regulatory authority. As per the government requirements, following relinquishment the remaining area of the SBA PSC is 421 km2. REE has selected the remaining area to ensure remaining acreage contains previously identified prospects and leads. The work program for the new extension is comprised of 50 km2 of 3D seismic and planned drilling of 3 wells. After 2 years, the regulator will review progress on the block. During that time, the work commitment requires REE and its partner to either complete the work program or submit a Plan of Development. Failure to meet either target may result in expiration of the PSC, without financial penalty. The program is anticipated to take several years to complete and is subject to fulfillment of meeting various requirements as well as sufficient availability of funds.

Bukit

In the Bukit region, there are four Production Sharing Contracts (“PSCs”) and one non-conventional joint study agreement (“JSA”), all interests are located onshore in Sumatra, Indonesia. Bukit Energy Inc.’s shareholding interests (the “Bukit Assets”) are in five Singapore holding companies (the “Holding Companies”) that own the interests. The Holding Companies held by BEIH own the following interests in the conventional and non-conventional PSCs and the non-conventional JSA:

●	Bohorok PSC (conventional) – operated 50% participating interest, 465,266 net acres
	○	Drill ready step-out location with resource potential
●	Palmerah Baru PSC (conventional) – operated 54% participating interest, 98,977 net acres
	○	Several light oil play trends, shallow and deep analogues in surrounding PSC’s with prolific production
●	Palmerah Deep PSC (non-conventional)- operated 69.36% participating interest, 170,398 net acres
	○	Area underlies conventional PSC
●	Mahato PSC (conventional)- 20% participating interest, 167,115 net acres, non-operated
	○	2 drill ready locations adjacent to producing fields
●	Bohorok Deep (non-conventional)- 20.25% participating interest in a JSA, non-operated with option to become operator
	○	Area of JSA underlies the Bohorok PSC and adjacent to Pertamina’s nonconventional PSC

Results of Operations

Revenues & Costs – Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue

We had total oil and gas sales of $29,980 for the three months ended March 31 , 2018, compared to $33,560 for the three months ended March 31, 2017, a decrease of $3,580, mainly due to a decline in production.

Operating Expenses

Operating expenses increased by $28,906,729 to $29,330,592 for the quarter ended March 31, 2018 from $423,863 for the quarter ended March 31, 2017. Period over period changes are due to non-cash accounting items in the period ended March 31, 2018, which included $103,632 of transaction costs associated with the Bow acquisition and $1,574,185 of stock-based compensation, a loss on debt settlement of $203,349, and an impairment of $27,129,963, relating to the impairment of the goodwill of Bow which was acquired by the Company pursuant to the Acquisition.

Interest Income (Expense)

Interest expense decreased by $43,203 due to a decrease in debt carried during the quarter. The Company acquired significant debt in the acquisition of Bow (see Note 5 to the Interim Condensed Consolidated Financial Statements for information regarding outstanding debt obligations) and as a result this expense is expected to normalize in the second quarter.

The Company incurred an exchange gain in the newly acquired Bow operations as it conducts its business in Canadian dollars. Exchange gain was incurred due to changes in trade payables, notes payable, and intercompany balances.

Net Loss

Net loss for the quarter ended March 31, 2018 was $29,277,038 compared to a net loss of $463,270 for the quarter ended March 31, 2017 due to the factors described above.

Changes in Financial Condition

The financial condition of the Company changed significantly from December 31, 2017 to March 31, 2018 as a result of the Company’s acquisition of Bow Energy Ltd.

Net assets of $34,607,088 acquired as a result of the Bow acquisition can be summarized as follows:

Cash	$3,784
Other current assets	4,763
Deposits	337,997
Furniture, equipment & software	12,059
Unproved properties and properties not subject to amortization	9,705,590
Goodwill	27,129,963
Accounts payable	(1,157,876)
Note payable	(1,429,192)

Additionally, we assumed several notes payable in connection with the acquisition. Collectively, the following are outstanding obligations:

			March 31, 2018		December 31, 2017
	Nominal interest rate	Date of maturity	Face value	Carrying amount	Face value	Carrying amount
Truck loan (i)	5.49%	January 6, 2022	$55,091	$55,091	$56,786	$56,786
Promissory note (ii)	12%	June 30, 2018	37,613	42,127	—	—
Promissory note (iii)	12%	June 30, 2018	36,451	39,747	—	—
Bukit Energy Inc. (iv)	8.5%	Dec 15, 2017	500,000	538,677	—	—
Credit note (v)	9%	See Note 11 to the financial statement footnotes	800,000	835,855	—	—
			$1,429,155	$1,511,497	$56,786	$56,786

The promissory notes are repayable in full on maturity. The difference between the face value and carrying amount is attributed to accrued interest.

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $35,677 for a term of five years at 5.49% annual percentage rate (APR).

(ii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(iii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(i)	In conjunction with the closing of the purchase of the Bukit assets, Bow issued a note payable to Bukit Energy Inc. of $500,000 with interest at the rate of 8.5% per annum, calculated monthly, not in advance, on the principal amount. The note matured on August 31, 2017. The note was extended to December 15, 2017. The note is in default and remained in default at the time of issuance of these financial statements.

(ii)	Bow has a loan in default of $800,000. The credit note is secured by a general security agreement over the assets of Bow. Interest accrues monthly and is recorded at 9% on the full amount of the original issued notes of USD $1,100,000. The note is in default and remained in default at the time of issuance of these financial statements. The debt holder also was issued warrants to purchase 320,000 shares of common stock exercisable at $0.08 per share, expiring February 27, 2021. The warrants were valued at $103,633 using the Black Scholes options pricing model with volatility of 283%, discount rate of 2.42% and call option value of $0.32. The note was amended on May 9, 2018. Terms of which, are disclosed in Note 11 to the financial statements included herein.

Liquidity

As of March 31, 2018, we had total current assets of $105,900 and total assets in the amount of $23,577,274. Our total current liabilities as of March 31, 2018, were $3,989,823 and our total liabilities as of March 31, 2018 were $4,491,839. We had negative working capital of $3,883,923 as of March 31, 2018.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable of $1,488,988 (see the table above and Note 5 to the Interim Condensed Consolidated Financial Statements for information regarding outstanding debt obligations) and accounts payable of $1,420,283, mainly consisting of accrued officer salaries.

Our sources and (uses) of funds for the three months ended March 31, 2018 were:

Cash provided (used) in operations	$(309,075)
Subscriptions received in advance	22,500
Net cash acquired from purchase of Bow Energy Ltd.	3,784
Proceeds from sale of preferred stock	20,000
Proceeds from sale of common stock	238,675

Net cash used by operating activities was $309,075 and $189,796 for the three months ended March 31, 2018 and 2017, respectively.

Net cash provided by financing activities was $231,880 and $125,535 for the three months ended March 31, 2018 and 2017, respectively. The increase from 2017 to 2018 was primarily due to proceeds obtained from the sale of common stock in the amount of $238,675 for the three months ended March 31, 2018, offset by an increase in payments of notes payable to a related party of $49,295 as compared to $0 for the three months ended on March 31, 2017. For the three months ended March 31, 2018, the Company also received gross proceeds of $20,000 from the sale of preferred stock.

The Company continues to operate at a negative cash flow of approximately $90,000 per month and our auditors have raised a going concern in their latest audit report. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $1,000,000, which funding may not be available on favorable terms, if at all.

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

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included in the 2017 Annual Report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act , is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2018, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, provided that we did engage a new CFO during the three months ended March 31, 2018, Tariq Chaudhary.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on April 17, 2018, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2017, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold the following unregistered equity securities during the quarter ended March 31, 2018, and through the date of the filing of this Report, which were not previously included in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K or in a Current Report on Form 8-K:

On January 15, 2018, Paul Deputy, the former CFO, terminated his employment with the Company. The Company has agreed to pay severance of $192,521 amortized over a 30 month period beginning April 15, 2018 at a 5% annual percentage rate, $5,000 per month for January, February and March of 2018 and issue warrants to purchase 250,000 shares of common stock exercisable at $0.20 per share expiring in 36 months. The fair value of warrants granted was $109,021.

On January 15, 2018, the Company entered into an employment agreement with Tariq Chaudhary, the Company’s CFO, for a period of one year. The CFO will be paid a salary of $7,500 a month during the first 90 days of the probationary period. Upon successful completion of the probationary period, the salary will be $120,000 per year. Also, the CFO will be given a signing bonus of 500,000 shares of common stock, and was granted warrants to purchase 500,000 shares of common stock exercisable at $0.12 per share equally vesting over 36 months upon successful completion of the probationary period.

On February 1, 2018, director, Joel Oppenheim subscribed for half of one unit resulting in the issuance of 208,333 shares of common stock and warrants to purchase 208,333 shares of common stock, for gross proceeds of $25,000 at a price of $50,000 per unit. 83,333 shares of common stock were not issued until subsequent to quarter end and an amount of $10,000 is included in subscriptions received in advance on the balance sheet.

On February 23, 2018, the Company received $12,500 at a subscription price of $0.12 in advance of shares being issued. The private placement closed on April 23, 2018 and 104,167 shares were issued.

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

On April 26, 2018, the Company issued 200,000 shares of common stock as a bonus to a vendor valued at $14,000 based on the closing price of $0.07 per share.

On April 26, 2018, a warrant holder exercised his 500,000 warrants at a strike price of $0.10 for gross proceeds of $50,000 and was issued 500,000 shares of common stock.

On May 9, 2018, Bow, entered into an Amended and Restated Loan Agreement with a third party (the “Loan Agreement” and the “Lender”). The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that we give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. We are also required to make a payment of principal and interest in the amount of $50,818 per month towards the amount owed beginning on July 15, 2018. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement can only be used by the Company for the future acquisition of oil and gas properties, which the Company is currently in discussions regarding, and will be secured by such assets, when/if the transaction closes. In the event the acquisition (or another mutually agreed upon acquisition), for any reason does not close, the $800,000 in additional funds are anticipated to be immediately repaid to the Lender.

In order to induce the Lender to enter into the Loan Agreement, we agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”) and warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in Canadian dollars, and expire on the date the Loan Agreement has been repaid; (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expire on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020.

During the three months ended March 31, 2018, the Company closed a private placement of two units for $100,000, with each unit having a price of $50,000, each of which is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020.

The table below summarizes the warrants granted during the three month period ended March 31, 2018:

	Number of	Exercise
	Warrants	Price

Board of Director Service	1,750,000	$0.10
Pursuant to acquisition of Bow Energy Ltd.	320,000	$0.18
Private placement – March 2018	1,041,667	$0.20
Private placement (Joel Oppenheim)	208,333	$0.20
Pursuant to employment termination agreement	250,000	$0.20
Deferred salary – CEO, former CFO	255,833	$0.14
Pursuant to settlement of loan from director (Joel Oppenheim)	250,000	$0.14
	4,075,833

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

PETROLIA ENERGY CORPORATION

June 28, 2018	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

June 28, 2018	By:	/s/ Tariq Chaudhary
Tariq Chaudhary
Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.

2.1	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
2.2*	Bukit Energy Inc. Share Purchase Agreement Dated May 16, 2017	X
3.1*	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017	X
10.1	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	12/31/2017	000-52690
10.2	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	12/31/2017	000-52690
10.3	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.4	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.5	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.6*	Tariq Chaudhary Offer Letter dated January 12, 2018	X
10.7*	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment	X
14.1	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.2	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document	X

 * Filed herewith.

** Furnished herewith.

