Form 10-K/A
period 2017-12-31
Petrolia Energy Corp
filed 2018-09-26
CIK 1368637

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

Registrant’s telephone number, including area code: (832) 941-0011

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE: RELATED PARTY DISCLOSURES

This Amendment No. 1 on Form 10-K/A (“Amendment”) to the Annual Report on Form 10-K of Petrolia Energy Corporation (the “Company”) for the fiscal year ended December 31, 2017 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018, is being filed for the sole purpose of amending Item 1. Business; Item 8. Financial Statements and Supplementary Data; Item 9A. Controls and Procedures; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and the footnotes to the financial statements included herein, to clarify that (a) the Bow Acquisition is a related party transaction, because of the related party relationship we failed to disclose as described in (c) below, (b) the President, Chief Executive Officer and 100% owner of Blue Sky International Holdings Inc. (“Blue Sky”) is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer; that Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”), which was the largest shareholder of the Company prior to the cancellation of the shares held by BSIH in September 2018, pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd. dated August 31, 2018 of which entity Mr. Chaudhary also owns and controls; (c) prior to the acquisition of Bow Energy Ltd (“Bow”) as described in (b) above, BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow; (d) on April 12, 2018 a $500,000 convertible promissory note was issued to Blue Sky and such note was subsequently canceled by the Company; (e) BSIH and Blue Sky Resources Ltd. are both entirely owned by Mr. Chaudhary; (f) Quinten Beasley, the Company’s Director, and not Mr. Khan, beneficially owns the shares of the Company’s common stock held by Jovian Petroleum Corporation; and (g) the Company’s disclosure controls and procedures, and internal control over financial reporting were ineffective as of December 31, 2017; specifically, we have material weakness in internal controls over monitoring and disclosing related party transactions as indicated in the amendment of the related party disclosures above.

Except as described above and set forth below, no changes have been made to the Form 10-K. The Form 10-K continues to speak as of the date of the Form 10-K, except as set forth below, and the Company has not updated the disclosures contained herein to reflect any events that have occurred as of a date subsequent to the date of the Form 10-K, except as set forth below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company's filings made with the SEC subsequent to the filing of the Form 10-K. The filing of this Amendment is not an admission that the Form 10-K, when filed, included any untrue statement of a material fact necessary to make a statement not misleading.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012 we drilled and completed six (6) oil wells; and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014 the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce and one (1) well was not completed. In 2016, the Company had thirteen (13) wells producing with one (1) injection well and one (1) did not produce/one (1) well not completed. During 2017, out of a total of sixteen (16) wellbores, thirteen (13) wells are producers, one (1) is an injection well, one (1) well requires completing and one (1) well is completed but not perforated. Out of the thirteen (13) producers, eight (8) were producing during 2017.

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

Recent Events:

Acquisition of Bow Energy Ltd, a related party transaction

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

Also on April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc., a related party (“Blue Sky”). The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days.

The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”) which was the largest shareholder of the Company prior to the cancellation of the shares held by BSIH in September 2018 pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd. dated August 31, 2018. Additionally, prior to the acquisition of Bow as described above, BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. Such disclosure controls and procedures were deemed ineffective due to a material weakness in connection with disclosure and related issues associated with related party transactions involving the Company and its officers and directors.

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

Based on this evaluation, management concluded that the internal control over financial reporting was not effective as of December 31, 2017. The internal control was deemed ineffective due to a material weakness in connection with the related party disclosures for certain transactions involving the Company and its officers and directors.

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

Title of class		Name and address of beneficial owner	Amount of beneficial ownership (1)		Percent of class (2)
Executive Officers & Directors:
Common		Quinten Beasley	58,983,225 shares	(3)	26.5%
Common		Joel Oppenheim	8,635,024 shares	(4)	3.9%
Common		Leo Womack	6,460,000 shares	(5)	2.9%
Common		Paul Deputy	6,349,131 shares	(6)	2.9%
Common		James E. Burns	4,191,233 shares	(7)	1.9%
Common		Zel Khan	3,349,961 shares	(8)	1.3%
Common		Tariq Chaudhary	675,417 shares	(9)	* %
Common		Saleem Nizami	750,000 shares	(10)	* %
Common		Ivar Siem	0 shares		* %
Total of All Directors and Executive Officers as a Group (seven persons):			88,844,030 shares

More Than 5% Beneficial Owners:
Jovian Petroleum Corporation	(11)		51,277,053 shares	(12)	23.5%
BSIH Ltd.	(13)		70,807,417 shares	(14)	31.9%

* Less than one percent (1%).

Unless otherwise stated, the address of each shareholder is c/o Petrolia Energy Corporation, 710 N Post Oak, Suite 512, Houston, Texas 77024.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Also under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(2)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 222,437,810 shares of common stock.

(3)	Includes 7,706,172 shares held by Mr. Beasley directly. Includes ownership of the securities held by Jovian Petroleum Corporation, which securities Mr. Beasley is deemed to beneficially own (see footnote 12).

(4)	Includes 4,676,690 shares held by Joel Oppenheim. Includes warrants to purchase 100,000 shares of Company common stock at an exercise price of $0.75 per share, which expire on August 5, 2019. Includes warrants to purchase 300,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 5, 2018. Includes warrants to purchase 200,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on September 1, 2018. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on September 1, 2018. Includes warrants to purchase 50,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on June 20, 2019. Includes warrants to purchase 55,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on August 23, 2019. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 14, 2019. Includes warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 23, 2020. Includes warrants to purchase 270,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020. Includes warrants to purchase 2,000,000 shares of Company common stock at an exercise price of $0.14 per share, which expire on August 1, 2020. Includes warrants to purchase 250,000 shares of Company common stock at an exercise price of $0.14 per share, which expire on December 1, 2020. Includes warrants to purchase 83,334 shares of Company common stock at an exercise price of $0.20 per share, which expire on October 1, 2020.

(5)	Includes 2,550,000 shares held by the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”). Includes 166,667 shares issuable upon the exercise of warrants, which have an exercise price of $0.75 per share and an expiration date of August 5, 2019, held by the Trust. Includes 300,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018, held by the Trust. Includes 1,000,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date. Includes 1,000,000 shares issuable upon the exercise of options, which have an exercise price of $0.06 per share, and have a term of three years from their vesting date. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019. Includes warrants to purchase 20,000 shares of Company common stock at an exercise price of $0.09 per share, which expire on August 10, 2019. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.06 per share, which expire on September 13, 2019. Includes warrants to purchase 1,000,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on May 23, 2020. Includes warrants to purchase 70,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020.

(6)	Includes 4,262,048 shares held by Mr. Deputy. Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on August 31, 2018. Includes 1,100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on February 1, 2019. Includes 100,000 shares issuable upon exercise of warrants, which have an exercise price of $0.09 per share and expire on June 17, 2019. Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.059 and expire on September 13, 2019. Includes 550,000 shares issuable upon exercise of warrants, which have an exercise price of $0.077 and expire on July 1, 2019. Includes 6,250 shares issuable upon exercise of warrants, which have an exercise price of $0.12 and expire on September 26, 2019. Includes 11,666 shares issuable upon exercise of warrants, which have an exercise price of $0.14 and expire on September 30, 2019. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.16 and expire on December 31, 2019. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 and expire on March 31, 2020. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 and expire on June 30, 2020. Includes 30,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 and expire on May 23, 2020. Includes 35,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 and expire on September 30, 2020. Includes 29,167 shares issuable upon exercise of warrants, which have an exercise price of $0.12 and expire on December 31, 2020.

(7)	Includes 3,054,566 shares held by Mr. Burns. Includes 10,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on February 1, 2019. Includes 50,000 shares issuable upon exercise of warrants, which have an exercise price of $0.12 per share and expire on December 17, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on December 31, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on January 31, 2020. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on February 28, 2020. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on March 31, 2020. Includes 166,667 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on September 30, 2020. Includes 250,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on September 30, 2020. Includes 250,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on December 31, 2020. Includes 250,000 shares issuable upon exercise of warrants, which have an exercise price of $0.14 per share and expire on March 31, 2021. Does not include shares held by Jovian, of which Mr. Khan serves as a member of the Board of Directors of and owns 25% of.

(8)	Includes 1,800,000 shares held by Mr. Khan. Includes 800,000 shares issuable upon exercise of warrants, which have an exercise price of $0.10 per share and expire on August 31, 2018. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2018. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on March 31, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on June 30, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on September 30, 2019. Includes 40,000 shares issuable upon exercise of warrants, which have an exercise price of $0.20 per share and expire on December 31, 2019. Includes warrants to purchase 100,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on August 5, 2018. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019. Includes warrants to purchase 6,000,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020. Includes warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $0.35 per share, which expire on May 23, 2020. Includes 549,961 shares held by Cindy Wu-Khan, spouse of Zel C. Khan, CEO.

(9)	Includes 675,417 shares held by Mr. Chaudhary.

(10)	Includes 200,000 shares held by Mr. Nizami. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.05 per share, which expire on June 30, 2019. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.14 per share, which expire on September 30, 2019. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.14 per share, which expire on December 31, 2019. Includes warrants to purchase 12,500 shares of Company common stock at an exercise price of $0.14 per share, which expire on March 31, 2020. Includes warrants to purchase 500,000 shares of Company common stock at an exercise price of $0.12 per share, which expire on May 23, 2020.

(11)	Address: 710 N. Post Oak Rd., Suite 550, Houston, Texas 77024. Shares held by Jovian Petroleum Corporation are beneficially owned by Quinten Beasley, President and CEO, a member of the Board of Directors of the Company.

(12)	Includes 41,167,053 shares held by Jovian Petroleum Corporation. Includes 100,000 shares issuable upon the exercise of warrants, which have an exercise price of $0.12 per share and an expiration date of August 5, 2018. Includes warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.10 per share, which expire on February 1, 2019. Includes warrants to purchase 6,000,000 shares of Company common stock at an exercise price of $0.20 per share, which expire on May 23, 2020. Includes warrants to purchase 4,000,000 shares of Company common stock at an exercise price of $0.35 per share, which expire on May 23, 2020.

(13)	Address: 234-5149 Country Hills Blvd NW Calgary, AB T3A 5K8. Canada.

(14)	Includes 70,807,417 shares held by BSIH Ltd. which was the largest shareholder of Bow Energy Ltd. Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer, owns and controls BSIH Ltd. (“BSIH”). Blue Sky Resources Ltd is also a related party company owned by Mr. Chaudhary. The shares have since been cancelled pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd dated August 31, 2018.

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

On November 30, 2017, we signed an Agreement and the Arrangement (the “Arrangement”) to acquire Bow Energy Ltd, a related party (“Bow”).  Bow is a Canadian company with corporate offices in Alberta, Calgary.

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

Also on April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc. (“Blue Sky”). The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days.

The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”) which was the largest shareholder of the Company prior to the cancellation of the shares held by BSIH in September 2018. Additionally, prior to the acquisition of Bow as described above, BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow.

Effective April 12, 2018, the Board of Directors approved the issuance of 616,210 shares of restricted common stock to Mr. James E. Burns in consideration for 2017 deferred salary of $61,621.

Review, Approval and Ratification of Related Party Transactions

We have adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. All of the transactions described above were approved and ratified by the Board of Directors and one or more officers of the Company. In connection with the approval of the transactions described above, the Board of Directors took into account several factors, including its fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

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

(3)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
2.1	Purchase and Sale Agreement effective October 1, 2015, by and between SUDS Properties, LLC and the Company		8-K	2.1	9/28/2015	000-52690
2.2	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
3.1	Original Colorado Articles of Incorporation		SB-2	3.1	7/25/2006	333-136012
3.2	Amended and Restated Colorado Articles of Incorporation		SB-2	3.2	7/25/2006	333-136012
3.3	Amendment to Colorado Articles of Incorporation		S-1	3.3	10/24/2012	333-184575
3.4	Texas Certificate of Conversion Converting From Rockdale Resources Corporation (Colorado) to Petrolia Energy Corporation (Texas) filed with the Secretary of State of Texas on June 15, 2016		8-K	3.1	9/12/2016	000-52690
3.5	Certificate of Correction to Texas Certificate of Formation filed with the Secretary of State of Texas on August 24, 2016		8-K	3.2	9/12/2016	000-52690

3.6	Statement of Conversion as filed with the Secretary of State of Colorado on August 30, 2016	8-K	3.3	9/12/2016	000-52690

3.7	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017	#
3.8	Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017		10-Q	3.1	3/31/2017	000-52690
3.9	Bylaws of Petrolia Energy Corporation (Texas)		8-K	3.4	9/12/2016	000-52690
10.1***	Employment Agreement with Mr. Zel C. Khan dated September 23, 2015		8-K	10.1	9/28/2015	000-52690
10.2***	Form of Warrant Agreement for the deferral of Mr. Khan’s salary		8-K	10.2	9/28/2015	000-52690
10.3	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the 15% Net Working Interest in the Twin Lakes San Andres Unit		8-K	10.1	11/10/2015	000-52690
10.4	$146,875 Promissory Note with Financial Assurance & Bonds dated November 4, 2015, owed by the Company to Blue Sky NM, Inc.		8-K	10.2	11/10/2015	000-52690
10.5	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the acquisition of a $1.3 million promissory note in connection with the Bankruptcy of Orbit Petroleum, Inc.		8-K	10.3	11/10/2015	000-52690
10.6	$1.3 million Installment Promissory Note due from Canyon E&P Company dated September 24, 2010		8-K	10.4	11/10/2015	000-52690
10.7***	Amended and Restated Petrolia Energy Corporation 2015 Stock Incentive Plan		8-K	10.1	11/16/2017	000-52690
10.8	Agreement for Share Exchange, dated January 29, 2016 and effective February 1, 2016 between the Company and Askarii Resources, LLC		8-K	10.2	2/9/2016	000-52690
10.9***	Employment Agreement dated August 17, 2016, with Paul M. Deputy as Chief Financial Officer		10-Q	10.1	6/30/2016	000-52690
10.10***	Option Agreement with Paul M. Deputy dated August 17, 2016		10-Q	10.2	6/30/2016	000-52690
10.11	Rick Wilber Note Extension Agreement dated June 30, 2016		10-Q	10.3	6/30/2016	000-52690
10.12	Purchase and Sale Agreement effective September 1, 2016, by and between Whistler Ventures, LLC and Petrolia Energy Corporation, relating to the 25% Net Working Interest in the Twin Lakes San Andres Unit		8-K	10.1	9/22/2016	000-52690

10.13	Assignment and Transfer of Interest effective September 1, 2016 between Petrolia Energy Corporation and Whistler Ventures LLC	8-K	10.2	9/22/2016	000-52690
10.14	Purchase and Sale Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.1	10/5/2016	000-52690
10.15	Assignment and Transfer of Interest (50%) effective September 28, 2016 between Petrolia Energy Corporation and Jovian Petroleum Corporation	8-K	10.2	10/5/2016	000-52690
10.16	Share Exchange Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 40% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.3	10/5/2016	000-52690
10.17	Promissory Note ($1M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.4	10/5/2016	000-52690
10.18	Production Payment Note ($3M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.5	10/5/2016	000-52690
10.19	Settlement Agreement effective February 12, 2017 between Petrolia Energy Corporation and Dead Aim Investments	8-K	10.1	2/21/2017	000-52690
10.20	Quitclaim Deed effective February 12, 2017 by and between Dead Aim Investments and Petrolia Energy Corporation, relating to the 60% Net Working Interest in the Twin Lakes San Andres Unit	8-K	10.2	2/21/2017	000-52690
10.21	Second Amendment to Rick Wilber Note Agreement effective as of December 31, 2016	10-K	99.2	12/31/2016	000-52690
10.22	Series A Convertible Preferred Stock Offering Memorandum (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.3	3/31/2017	000-52690
10.23	Form of Preferred Stock Subscription Agreement for the Company’s Series A Convertible Preferred Stock Offering (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.4	3/31/2017	000-52690
10.24	Debt Conversion Agreement, dated June 30, 2011, by and between the Company, Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC	8-K	10.1	5/31/2017	000-52690
10.25	Debt Conversion Agreement, dated July 19, 2017 by and between the Company and Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC	8-K	10.1	7/24/2017	000-52690

10.26	Debt Conversion Agreement, dated July 6, 2017 by and between the Company and Rick Wilber		8-K	10.2	7/24/2017	000-52690
10.27	Employment Agreement dated April 18, 2017, with James E. Burns as President of Petrolia Energy Corporation		10-Q	10.6	6/30/2017	000-52690
10.28*	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.	#
10.29*	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018	#
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
21.1*	Subsidiaries	#
23.1*	Consent of MKM Engineering dated April 12, 2018	#
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1*	Oil and gas reserve report dated April 12, 2018	#
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

# Filed/furnished as exhibits to the initial Annual Report on Form 10-K filing which this Form 10-K/A amends.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer
(Principal Executive Officer)
Date: September 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Petrolia Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Amendment to Disclose Related Party Transactions

As disclosed in Note 3 to the consolidated financial statements, the Company amended its 2017 financial statements to properly disclose certain significant related party transactions not disclosed as such previously. Specifically, the Company amended the related party transactions included in Note 6 and Note 15 to properly disclose these related party transactions.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

April 17, 2018, except for Note 6 and Note 15, as to which the date is September 26, 2018

PETROLIA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$82,593	$68,648
Accounts receivable	51,026	199,003
Other current assets	8,993	31,192
Total current assets	142,612	298,843

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,312,580	13,465,387
Furniture, equipment & software	264,723	200,416
Less accumulated depreciation	(1,192,229)	(1,119,708)
Net property and equipment	13,385,074	12,546,095

Other Assets
Intangible assets	49,886	49,886
Note receivable	—	316,800

Total Assets	$13,577,572	$13,211,624

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$413,435	$352,241
Accrued liabilities	896,897	494,983
Debt short term	—	275,000
Convertible debt - related party	—	550,000
Current maturities of installment notes payable	32,582	26,186
Note payable – related parties	217,100	1,287,980
Total current liabilities	1,560,014	2,986,390

Asset retirement obligations	473,868	322,710
Installment note payable	24,204	—
Note payable to related party – long term	—	2,904,020
Total Liabilities	2,058,086	6,213,120

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 197,100 and 0 shares issued and outstanding	197	—
Common stock, $.001 par value; 400,000,000 shares authorized; 111,698,222 and 79,034,505 shares issued and outstanding	111,698	79,034
Additional paid in capital	22,730,974	14,887,090
Accumulated deficit	(11,323,383)	(7,967,620)

Total Stockholders’ Equity	11,519,486	6,998,504
Total Liabilities and Stockholders’ Equity	$13,577,572	$13,211,624

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Oil and gas sales	$148,835	$123,246
Equipment sales to related party	—	198,000
Total Revenue	148,835	321,246

Operating expenses
Cost of equipment sold	—	33,330
Lease operating expense	416,232	304,199
General and administrative expenses	2,550,481	1,433,182
Depreciation, depletion and amortization	74,469	74,065
Asset retirement obligation accretion	49,753	38,998
Total Operating Expense	3,090,935	1,883,774
Loss from Operations	(2,942,100)	(1,562,528)
Interest (expense)	(265,813)	(359,239)
Other income	40,806	60,324
Loss on warrants issued for PORRI	—	(14,336)
Loss on conversion of debt, including related party debt	(94,177)	—
Total other income (expense)	(319,184)	(313,251)
Net loss from continuing operations before taxes	(3,261,284)	(1,875,779)
Income tax provision (benefit)	—	—

Net Loss	$(3,261,284)	$(1,875,779)

Series A Preferred Dividends	(94,479)	—

Net Loss Attributable to Common Stockholders	(3,355,763)	(1,875,779)

Loss per share
(Basic and fully diluted)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	93,545,807	54,541,922

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Cash Flows from Operating Activities
Net Loss	$(3,261,284)	$(1,875,779)
Adjustment to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	74,469	74,065
Accretion of debt discount	—	171,573
Finance fee for extension on note payable	60,101	79,223
Loss on conveyance of ORRI warrants	—	14,336
Interest on ORRI conversion	128,229	—
Guarantor fees	524,502	—
Loss on disposal of assets	3,677	—
Debt Issuance costs	47,319	38,622
Loss on conversion of related party debt	88,755	—
Loss on conversion of short term debt	5,422	—
Asset retirement obligation accretion	49,753	38,998
Stock-based compensation expense-employees	325,747	150,790
Stock-based compensation expense- directors	394,154	209,125
Stock-based compensation expense-consultants	179,519	—
Changes in operating assets and liabilities
Accounts receivable	(1,010)	(150,370)
Inventory	—	33,330
Other assets	22,199	(143)
Accounts payable	61,195	302,821
Accrued liabilities	164,307	161,586
Deferred salaries	195,789	200,000
Net cash used in operating activities	(937,157)	(551,823)

Cash Flows from Investing Activities
Cash acquired from investment in Askarii	—	114
Proceeds from sale of property and equipment	—	30,000
Purchase of fixed assets	(9,256)	(93,476)
Cash used in investing activities	(9,256)	(63,362)

Cash Flows from Financing Activities
Proceeds from shareholder advances	361,600	388,000
Proceed from issuance of common stocks	323,000	—
Proceeds from issuance of common stock. Related party.	112,065	111,352
Proceeds from issuance of preferred stock	241,000	—
Payments of shareholder advances	(69,000)	(92,000)
Payments on notes payable	(5,076)	(1,610)
Cash paid for PORRI conversion	(3,230)	—
Proceeds from short term loans	—	275,000
Cash provided by financing activities	960,359	680,742

Net change in cash and cash equivalents	13,945	65,557

Cash and cash equivalents
Beginning of period	68,648	3,091

End of period	$82,593	$68,648

The accompanying notes are an integral part of these audited consolidated financial statements

	Year Ended December 31, 2017	Year Ended December 31, 2016
SUPPLEMENTAL DISCLOSURES
Interest paid	$23,210	$33,088
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Sale of vehicle to related party	8,677	—
Note payable for purchase of vehicle	35,677	—
Initial recognition of asset retirement obligation	101,405	70,384
Preferred shares issued for purchase of related party’s equipment	30,000	—
Settlement of accounts receivable and other assets for oil and gas properties	465,788	—
Settlement of debt with preferred shares	154,000	—
Settlement of debt and advances with preferred shares – related parties	925,900	—
Settlement of debt with common shares	32,532	—
Settlement of ORRI investments with preferred shares	231,000	—
Settlement of ORRI investments with preferred shares. Related party	174,000	—
Settlement of related party debt with shares of common stock, preferred stock and warrants	4,033,151	—
Series A Preferred Dividends	94,479	—

Settlement of accrued accounts payable through share issuance	—	120,146
Fair value of stock issued for oil properties	—	4,773,186
Fair value of stock issued for extinguishment of debt	—	146,875
Shares issued in payment of shareholder advance	—	150,000
Note payable for oil & gas properties	$—	$4,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2015	—	—	42,839,958	$42,840	$9,129,629	$(6,091,841)	$3,080,628

Shares issued for settlement of payables			1,581,098	1,581	118,565	—	120,146
Stock based compensation – directors			—	—	209,125	—	209,125
Stock based compensation – employees			800,000	800	149,990	—	150,790
Shares issued for issuance of common stock for cash			1,625,000	1,625	109,727	—	111,352
Shares issued related to acquisitions			28,808,985	28,809	4,744,377	—	4,773,186
Warrants issued for note extension			—	—	79,223	—	79,223
Warrants issued for loans			—	—	38,622	—	38,622
Shares issued for conversion of shareholder advances			1,910,714	1,910	148,090		150,000
Warrants issued for PORRI equity offering			—	—	14,336		14,336
Shares issued for extinguishment of debt			1,468,750	1,469	145,406	—	146,875
Net Loss						(1,875,779)	(1,875,779)
Balance at December 31, 2016	—	—	79,034,505	$79,034	$14,887,090	$(7,967,620)	$6,998,504

Shares issued for settlement of payables			1,400,000	1,400	178,119	—	179,519
Shares issued for conversion of debt			271,096	271	32,260	—	32,531
Stock based compensation – directors			200,000	200	393,954	—	394,154
Stock based compensation – employees			1,700,000	1,700	324,047	—	325,747
Shares issued for issuance of common stock for cash.			2,891,669	2,892	320,108	—	323,000
Shares issued for issuance of common stock for cash. Related Party			1,451,667	1,452	110,613	—	112,065
Warrants issued for loans			—	—	385,922	—	385,922
Shares and warrants issued for conversion of Notes payable to related party			22,749,285	22,749	3,884,057	—	3,906,806
Shares issued to related party for guarantor fee			2,000,000	2,000	244,000	—	246,000
Shares issued for cash	24,100	24			240,976	—	241,000
Shares issued for conversion of shareholder advances	27,090	27			270,873	—	270,900
Shares issued for conversion of debt	42,010	42			420,058	—	420,100
Shares issued for conversion of related party debt	60,400	61			603,940	—	604,001
Shares issued for purchase of equipment	3,000	3			29,997	—	30,000
Shares issued for conversion of TORRI	23,100	23			230,977	—	231,000
Shares issued for conversion of TORRI, a related party	17,400	17			173,983	—	174,000
Series A Preferred Dividends						(94,479)	(94,479)
Net Loss						(3,261,284)	(3,261,284)
Balance at December 31, 2017	197,100	$197	111,698,222	$111,698	$22,730,974	$(11,323,383)	$11,519,486

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Fair Value Measurements – The carrying value of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

NOTE 3. AMENDMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has determined that it should amend its previously issued financial statements in its Form 10-K for the fiscal year ended December 31, 2018 due to its failure to adequately disclose the following matters associated with related party transactions involving the Company and its officers. Thus, the Company has filed the amendment to its previously issued financial statements to adequately disclose and clarify that: (a) the Bow Acquisition is a related party transaction, because of the related party relationship we failed to disclose as described in (c) below, (b) the President, Chief Executive Officer and 100% owner of Blue Sky International Holdings Inc. (“Blue Sky”) is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer; that Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”), which was the largest shareholder of the Company prior to the cancellation of the shares held by BSIH in September 2018, pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd. dated August 31, 2018 of which entity Mr. Chaudhary also owns and controls; (c) prior to the acquisition of Bow Energy Ltd (“Bow”) as described in (b), above, BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow; (d) on April 12, 2018 a $500,000 convertible promissory note was issued to Blue Sky and such note was subsequently canceled by the Company; (e) BSIH and Blue Sky Resources Ltd. are both entirely owned by Mr. Chaudhary; (f) Quinten Beasley, the Company’s Director, and not Mr. Khan, beneficially owns the shares of the Company’s common stock held by Jovian Petroleum Corporation; (g) the Company’s disclosure controls and procedures, and internal control over financial reporting were ineffective as of December 31, 2017; specifically, we have material weakness in internal controls over monitoring and disclosing related party transactions as indicated in the amendment of the related party disclosures above.

NOTE 4. GOING CONCERN

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

In association with the employment agreement of Paul Deputy, our Chief Financial Officer, dated July 1, 2016, the Company issued one warrant to purchase one share of the Company’s restricted stock at the exercise price at quarter end for each dollar of Mr. Deputy’s deferred gross salary for the quarter ended December 31, 2017. Mr. Deputy’s total accrued salary from September 1, 2016 to December 31, 2017 was $186,687. The Company granted warrants to purchase 29,167 shares of common stock for the quarter ended December 31 2017 valued at $4,890 (the Company also granted 35,000 shares of common stock for the quarter ended September 30, 2017 valued at $4,146 the Company also granted warrants to purchase 35,000 shares of common stock for the quarter ended June 30, 2017 valued at $3,106 and for the quarter ended March 31, 2017 valued at $4,851). The aggregate fair value of the warrants for the twelve months ended December 31, 2017 was $16,993. The warrants were valued using the Black Sholes valuation model. The warrants were recognized as stock compensation expense.

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

Mr. Chaudhary’s biographical information is presented in PART III. ITEM 10.

On January 24, 2018, 350,000 shares, valued at $44,800, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On February 1, 2018, a law firm was granted 100,000 shares of common stock as a bonus for the Bow Energy acquisition.

On February 1, 2018, in consideration for the cancellation of $25,000 in debt, the Company issued 125,000 shares of common stock to a Director, a related party transaction.

On February 1, 2018, a Director exercised 1,110,000 warrants of common stock by settling $102,590 of Accounts Payable to a company controlled by the director at an average share price of $0.092 per share, a related party transaction.

On February 23, 2018, a Director was issued 100,000 shares of common stock for reissuance of lost certificate, related party transaction.

On February 27, 2018, the Company closed the Acquisition and Petrolia acquired all of the issued and outstanding shares of capital stock of Bow Energy Ltd., (“BOW”), a Canadian company with corporate offices in Alberta, Calgary. Bow’s common shares were listed for trading on the TSX Venture Exchange. The Bow shares were delisted from the facilities of the TSX Venture Exchange on March 5, 2018.

Under the terms of the Arrangement, Bow shareholders are deemed to have received 1.15 Petrolia common stock shares for each Bow share. A total of 106,156,712 shares of the Company’s common stock were issued to the Bow shareholders as a result of the Arrangement, plus additional shares in connection with rounding.

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

Ilyas Chaudhary, is the father of Zel C. Khan, the Company's Chief Executive Officer. Mr. Chaudhary owned and controlled BSIH Ltd. (“BSIH”) prior to the acquisition of Bow and through the ownership and control of BSIH, Mr. Chaudhary controlled Bow. Therefore, the BOW acquisition is considered to be a related party transaction. Additionally, BSIH was the largest shareholder of the Company prior to the cancellation of the shares pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd dated August 31, 2018.

The acquired assets of Bow consist of over 948,000 net acres onshore North Sumatra, Indonesia which consists of interests in five production-sharing contracts (PSCs) and one Joint Study Agreement (JSA) with the Indonesian government.

On February 28, 2018, Director Joel Oppenheim exercised 630,000 warrants by remitting payment of $61,800 at an average share price of $0.098 per share.

Effective April 12, 2018, the Board of Directors (a) appointed Zel C. Khan as Secretary of the Company; (b) appointed Ivar Siem as a member of the Board of Directors of the Company; and (c) approved the issuance of 616,210 shares of restricted common stock to Mr. James E. Burns, a member of the Board of Directors, in consideration for 2017 deferred salary of $61,621.

F-16

Also, on April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc., a related party. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share. This note was never utilized and subsequently cancelled; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days. Both the Blue Sky International Holdings Inc. Promissory Note and the Jovian Line of Credit are related party transactions. Blue Sky International Holdings Inc. is owned by Mr. Ilyas Chaudhary, father of Zel C. Khan, former Director and Officer of Jovian and current CEO and President of the Company.

Effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres).

The Canadian Properties and the Working Interest were acquired from Blue Sky Resources Ltd. (“Blue Sky”), whose President is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”). BSIH was the largest shareholder of the Company prior to the cancellation of the shares pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd dated August 31, 2018. Blue Sky had previously acquired an 80% working interest in the Canadian Properties from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd. and Cona Resources Partnership prior to the acquisition by the Company.

The effective date of the acquisition was June 1, 2018. The acquisition of the Canadian Properties was evidenced and documented by a Memorandum of Understanding between the Company and Blue Sky dated June 29, 2018 and a General Conveyance between the parties dated as of the same date, pursuant to which the Company agreed to acquire the Working Interest in consideration for $1,428,581 in Canadian dollars (“CAD”) (approximately $1,089,150 in U.S. dollars) of which CAD $1,022,400 (approximately $779,478 in U.S. dollars) was paid in cash (the “Cash Payment”) and CAD $406,181 (approximately $314,912 in U.S. dollars) was evidenced by a promissory note (the “Acquisition Note”).

The Cash Payment was made with funds borrowed by the Company pursuant to the terms of that certain $1,530,000 May 9, 2018, Amended and Restated Loan Agreement entered into with Bow and a third party (the “Loan Agreement” and the “Lender”). The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021. The Working Interest will be held in the name of the Company’s newly formed wholly-owned Alberta, Canada, subsidiary, Petrolia Canada Corporation. The Acquisition Note, which was dated June 8, 2018, bears interest at the rate of 9% per annum, beginning on August 1, 2018 and is due and payable on November 30, 2018, provided that we have the right to extend the maturity date for a period six months with 10 days’ notice to Blue Sky, in the event we pay 25% of the principal amount of the Acquisition Note at the time of extension.

The acquisition has not formally closed as the assets can only be transferred after the payment/settlement of the Acquisition Note.

On August 17, 2018, the Company sold an aggregate of $90,000 in Convertible Promissory Notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and are due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant one-year warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. It is contemplated that up to an additional $160,000 in Director Convertible Notes will be sold to affiliates of the Company in the next several months.

Effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”). The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Chaudhary indirectly owns and controls BSIH Ltd. (“BSIH”), which is a significant shareholder of the Company. Additionally, prior to the acquisition of Bow Energy Ltd. (“Bow”) (which we acquired pursuant to an Arrangement Agreement dated November 30, 2017, which acquisition closed on February 27, 2018), BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary, controlled Bow.

Pursuant to the Exchange Agreement, we exchanged 100% of the ownership of Bow, in consideration for:

(a)

70,807,417 shares of the Company’s common stock owned and controlled by Mr. Chaudhary and BSIH (the “Blue Sky Shares”);

(b)

$100,000 in cash (less certain advances paid by Blue Sky or Bow to the Company since April 1, 2018);

(c)

the assumption of certain payables owed by Bow totaling $1,696,332 (which includes $730,000 owed under the terms of a Loan Agreement, as amended, originally entered into by Bow, but not the subsequent $800,000 borrowed by Bow pursuant to the amendment to the Loan Agreement dated May 9, 2018 (which obligation is documented by a Debt Repayment Agreement));

(d)

20% of Bow Energy International Holdings, Inc, which is wholly-owned by Bow (“Bow EIH”)(which entity’s subsidiaries own certain Production Sharing Contracts (the “PSC”) and certain other participating assets), pursuant to an Assignment Agreement;

(e)

certain carry rights described in greater detail in the Exchange Agreement, providing for Blue Sky to carry the Company for up to the next $10 million of aggregate costs in BOW EIH and the PSC assets, with any profits from BOW EIH being distributed 80% to Bow and 20% to the Company, pursuant to a Petrolia Carry Agreement (the “Carry Agreement”); and

(f)

a 3% royalty, after recovery of (i) the funds expended by Bukit Energy Bohorok Pte Ltd, which is wholly-owned by BOW EIH in the Bohorok, Indonesia PSC (the “Bohorok PSC”) since July 1, 2018, plus (ii) $3,546,450 (i.e., ½ of Bow’s share of the prior sunk cost of the Bohorok PSC), which royalty is evidenced by an Assignment of Petrolia Royalty (the “Royalty Assignment”).

The Exchange Agreement closed on August 31, 2018 and has an effective date of July 1, 2018. The Exchange Agreement contains customary and standard representations and warranties of the parties, indemnification obligations (which survive for six months following the closing) and closing conditions. The Company is in the process of cancelling the Blue Sky Shares and returning such shares to the status of authorized but unissued shares of common stock.

F-17

NOTE 7. NOTES PAYABLE

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

NOTE 8. EQUITY

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. OIL AND GAS ACQUISITIONS

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

NOTE 11. ASSET RETIREMENT OBLIGATIONS

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

NOTE 12. INCOME TAXES

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

NOTE 13. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

NOTE 14. BUSINESS SEGMENTS

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

NOTE 15. SUBSEQUENT EVENTS

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

Ilyas Chaudhary, is the father of Zel C. Khan, the Company's Chief Executive Officer. Mr. Chaudhary owned and controlled BSIH Ltd. (“BSIH”) prior to the acquisition of Bow and through the the ownership and control of BSIH, Mr. Chaudhary controlled Bow. Therefore, the BOW acquisition is considered to be a related party transaction. Additionally, BSIH was the largest shareholder of the Company prior to the cancellation of the shares pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd dated August 31, 2018.

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

Effective April 12, 2018, the Board of Directors (a) appointed Zel C. Khan as Secretary of the Company; (b) appointed Ivar Siem as a member of the Board of Directors of the Company; and (c) approved the issuance of 616,210 shares of restricted common stock to Mr. James E. Burns, a member of the Board of Directors, in consideration for 2017 deferred salary of $61,621.

Also, on April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc., a related party. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share. This note was never utilized and subsequently cancelled; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days. Both the Blue Sky International Holdings Inc. Promissory Note and the Jovian Line of Credit are related party transactions. Blue Sky International Holdings Inc. is owned by Mr. Ilyas Chaudhary, father of Zel C. Khan, former Director and Officer of Jovian and current CEO and President of the Company.

Effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres).

The Canadian Properties and the Working Interest were acquired from Blue Sky Resources Ltd. (“Blue Sky”), whose President is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”). BSIH was the largest shareholder of the Company prior to the cancellation of the shares pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd dated August 31, 2018. Blue Sky had previously acquired an 80% working interest in the Canadian Properties from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd. and Cona Resources Partnership prior to the acquisition by the Company.

The effective date of the acquisition was June 1, 2018. The acquisition of the Canadian Properties was evidenced and documented by a Memorandum of Understanding between the Company and Blue Sky dated June 29, 2018 and a General Conveyance between the parties dated as of the same date, pursuant to which the Company agreed to acquire the Working Interest in consideration for $1,428,581 in Canadian dollars (“CAD”) (approximately $1,089,150 in U.S. dollars) of which CAD $1,022,400 (approximately $779,478 in U.S. dollars) was paid in cash (the “Cash Payment”) and CAD $406,181 (approximately $309,672 in U.S. dollars) was evidenced by a promissory note (the “Acquisition Note”).

The Cash Payment was made with funds borrowed by the Company pursuant to the terms of that certain $1,530,000 May 9, 2018, Amended and Restated Loan Agreement entered into with Bow and a third party (the “Loan Agreement” and the “Lender”). The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021. The Working Interest will be held in the name of the Company’s newly formed wholly-owned Alberta, Canada, subsidiary, Petrolia Canada Corporation. The Acquisition Note, which was dated June 8, 2018, bears interest at the rate of 9% per annum, beginning on August 1, 2018 and is due and payable on November 30, 2018, provided that we have the right to extend the maturity date for a period six months with 10 days’ notice to Blue Sky, in the event we pay 25% of the principal amount of the Acquisition Note at the time of extension.

The acquisition has not formally closed as the assets can only be transferred after the payment/settlement of the Acquisition Note.

On August 17, 2018, the Company sold an aggregate of $90,000 in Convertible Promissory Notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and are due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant one-year warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. It is contemplated that up to an additional $160,000 in Director Convertible Notes will be sold to affiliates of the Company in the next several months.

Effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”). The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Chaudhary indirectly owns and controls BSIH Ltd. (“BSIH”), which is a significant shareholder of the Company. Additionally, prior to the acquisition of Bow Energy Ltd. (“Bow”) (which we acquired pursuant to an Arrangement Agreement dated November 30, 2017, which acquisition closed on February 27, 2018), BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary, controlled Bow.

Pursuant to the Exchange Agreement, we exchanged 100% of the ownership of Bow, in consideration for:

(a)

70,807,417 shares of the Company’s common stock owned and controlled by Mr. Chaudhary and BSIH (the “Blue Sky Shares”);

(b)

$100,000 in cash (less certain advances paid by Blue Sky or Bow to the Company since April 1, 2018);

(c)

the assumption of certain payables owed by Bow totaling $1,696,332 (which includes $730,000 owed under the terms of a Loan Agreement, as amended, originally entered into by Bow, but not the subsequent $800,000 borrowed by Bow pursuant to the amendment to the Loan Agreement dated May 9, 2018 (which obligation is documented by a Debt Repayment Agreement));

(d)

20% of Bow Energy International Holdings, Inc, which is wholly-owned by Bow (“Bow EIH”)(which entity’s subsidiaries own certain Production Sharing Contracts (the “PSC”) and certain other participating assets), pursuant to an Assignment Agreement;

(e)

certain carry rights described in greater detail in the Exchange Agreement, providing for Blue Sky to carry the Company for up to the next $10 million of aggregate costs in BOW EIH and the PSC assets, with any profits from BOW EIH being distributed 80% to Bow and 20% to the Company, pursuant to a Petrolia Carry Agreement (the “Carry Agreement”); and

(f)

a 3% royalty, after recovery of (i) the funds expended by Bukit Energy Bohorok Pte Ltd, which is wholly-owned by BOW EIH in the Bohorok, Indonesia PSC (the “Bohorok PSC”) since July 1, 2018, plus (ii) $3,546,450 (i.e., ½ of Bow’s share of the prior sunk cost of the Bohorok PSC), which royalty is evidenced by an Assignment of Petrolia Royalty (the “Royalty Assignment”).

The Exchange Agreement closed on August 31, 2018 and has an effective date of July 1, 2018. The Exchange Agreement contains customary and standard representations and warranties of the parties, indemnification obligations (which survive for six months following the closing) and closing conditions. The Company is in the process of cancelling the Blue Sky Shares and returning such shares to the status of authorized but unissued shares of common stock.