Form 10-Q/A
period 2018-03-31
Petrolia Energy Corp
filed 2018-09-26
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(832) 941-0011

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Quarterly Report on Form 10-Q of Petrolia Energy Corporation (the “Company”) for the quarter ended March 31, 2018 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2018, is being filed for the sole purpose of amending Item 1. Financial Statements; Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 4. Controls and Procedures, and Item 6. Exhibits, to clarify that:

(a)

the Bow Energy Ltd (“Bow”) Acquisition (described and defined below) is a related party transaction, because of the related party relationship the Company failed to disclose in the Form 10-Q, as described in (c) below;

(b)

the President, Chief Executive Officer and 100% owner of Blue Sky International Holdings Inc. (“Blue Sky”) is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer; that Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”), which was the largest shareholder of the Company prior to the agreed cancellation of the shares held by BSIH in September 2018, pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd. dated August 31, 2018, which entity Mr. Chaudhary also owns and controls;

(c)

prior to the acquisition of Bow, as described in (b) above, BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow;

(d)

on April 12, 2018 a $500,000 convertible promissory note was issued to Blue Sky and such note was subsequently cancelled by the Company;

(e)

BSIH and Blue Sky Resources Ltd. are both entirely owned by Mr. Chaudhary; and

(f)

Quinten Beasley, the Company’s Director, and not Mr. Khan, beneficially owns the shares of the Company’s common stock held by Jovian Petroleum Corporation.

Except as described above and set forth below, no changes have been made to the Form 10-Q. The Form 10-Q continues to speak as of the date of the Form 10-Q, except as described below, and the Company has not updated the disclosures contained herein to reflect any events that have occurred as of a date subsequent to the date of the Form 10-Q, except as described below. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company's filings made with the SEC subsequent to the filing of the Form 10-Q. The filing of this Amendment is not an admission that the Form 10-Q, when filed, included any untrue statement of a material fact necessary to make a statement not misleading.

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

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Oil and gas sales
Oil and gas sales	$29,980	$33,560
Total Revenue	29,980	33,560

Operating expenses
Lease operating expense	73,562	119,992
Production tax	1,799	—
General and administrative expenses	1,897,123	273,668
Depreciation, depletion and amortization	19,157	18,273
Loss on related party debt settlement	203,349	—
Impairment of goodwill related to Bow Energy Ltd., a related party	27,129,963	—
Asset retirement obligation accretion	5,639	11,930
Total operating expenses	29,330,592	423,863

Loss from operations	(29,300,612)	(390,303)

Other expenses
Foreign currency remeasurement gain	53,338	—
Interest expense	(29,764)	(72,967)

Net loss	$(29,277,038)	$(463,270)

Series A Preferred Dividends	(44,006)	—

Net Loss Attributable to Common Stockholders	(29,321,044)	(463,270)

Foreign currency translation adjustments	(46,647)	—

Comprehensive loss attributable to Common Stockholders	(29,367,691)	(463,270)
Loss per share
(Basic and fully diluted)	$(0.24)	$(0.01)

Weighted average number of shares of common stock outstanding	120,214,408	79,034,505

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash Flows from Operating Activities
Net loss	$(29,277,038)	$(463,270)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	19,157	18,273
Asset retirement obligation accretion	5,639	11,930
Finance fee for extension of note payable	—	31,660
Impairment of goodwill related to Bow Energy Ltd. a related party	27,129,963	—
Loss on related party debt settlement	203,349	—
Warrant expense related to business combination	103,632	—
Stock-based compensation	1,574,185	44,780
Foreign currency remeasurement gain	(53,338)	—
Changes in operating assets and liabilities
Accounts receivable	(31,268)	1,815
Prepaid expenses and other current assets	(634)	25,686
Accounts payable and accrued liabilities	17,278	139,330
Net cash flows from operating activities	(309,075)	(189,796)

Cash Flows from Investing Activities
Net cash acquired from purchase of Bow Energy Ltd., a related party	3,784	—
Cash flows from investing activities	3,784	—

Cash Flows from Financing Activities
Proceeds from affiliate advances	—	126,500
Subscription received in advance	22,500	—
Proceed from issuance of common stock	238,675	—
Proceed from issuance of preferred stock	20,000	—
Payments to related party	(49,295)
Payments on long-term debt	—	(965)
Cash flows from financing activities	231,880	125,535

Effect of exchange rate changes on cash	34	—
Net change in cash	(73,377)	(64,261)
Cash at beginning of period	82,593	68,648

Cash at end of period	$9,216	$4,387

SUPPLEMENTAL DISCLOSURES (Note 11)

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

NOTE 3. AMENDMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has determined that it should amend its previously issued financial statements in its Form 10-Q for the quarter ended March 31, 2018 due to its failure to adequately disclose the following matters associated with related party transactions involving the Company and its officers. Thus, the Company has filed the amendment to its previously issued financial statements to adequately disclose and clarify that:

(a)

the Bow Energy Ltd (“Bow”) Acquisition (defined below) is a related party transaction, because of the related party relationship the Company failed to disclose as described in (c), below;

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

(c)

prior to the acquisition of Bow as described in (b), above, BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow;

(d)

on April 12, 2018 a $500,000 convertible promissory note was issued to Blue Sky and such note was subsequently canceled by the Company;

(e)

BSIH and Blue Sky Resources Ltd. are both entirely owned by Mr. Chaudhary; and

(f)

Quinten Beasley, the Company’s Director, and not Mr. Khan, beneficially owns the shares of the Company’s common stock held by Jovian Petroleum Corporation.

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

NOTE 5. ACQUISITION OF BOW ENERGY LTD, A RELATED PARTY

On November 30, 2017, we signed an Arrangement Agreement (the “Arrangement”) to acquire Bow Energy Ltd, a related party (“Bow” and the “Acquisition”).  Bow is a Canadian company with corporate offices in Alberta, Calgary.

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

	Revenue	Earnings (Loss)
February 28, 2018 to March 31, 2018	$9,993	$(10,568,097)
Supplemental pro forma from January 1, 2018 to March 31, 2018	$29,980	$(29,740,308)
Supplemental pro forma from January 1, 2017 to March 31, 2017	$2,388,184	$(290,976)

Impairment loss

On March 31, 2018, the Company recorded an impairment to goodwill of $27,129,963 relating to the impairment of the goodwill of Bow which was acquired by the Company pursuant to the Acquisition. The impairment was assessed based on future cash flow as of March 31, 2018.

NOTE 6. SHORT-TERM NOTE PAYABLE

			March 31, 2018		December 31, 2017
	Nominal interest rate	Date of maturity	Face value	Carrying amount	Face value	Carrying amount
Current portion of truck loan (i)	5.49%	January 6, 2022	$32,582	$32,582	$32,582	$32,582
Promissory note (ii)	12%	June 30, 2018	37,613	42,127	—	—
Promissory note (iii)	12%	June 30, 2018	36,451	39,747	—	—
Bukit Energy Inc. (iv)	8.5%	Dec 15, 2017	500,000	538,677	—	—
Credit note (v)	9%	May 11, 2021	800,000	835,855	—	—
			$1,406,646	$1,488,988	$32,582	$32,582

The promissory notes are repayable in full on maturity. The difference between the face value and carrying amount is attributed to accrued interest.

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $35,677 for a term of five years at 5.49% annual percentage rate (APR).

(ii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(iii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(iv)	In conjunction with the closing of the purchase of the Bukit assets, Bow issued a note payable to Bukit Energy Inc. of $500,000 with interest at the rate of 8.5% per annum, calculated monthly, not in advance, on the principal amount. The note matured on August 31, 2017. The note was extended to December 15, 2017. The note is in default and remained in default at the time of issuance of these financial statements.

(v)	Bow has a loan in default of $800,000. The credit note is secured by a general security agreement over the assets of Bow. Interest accrues monthly and is recorded at 9% on the full amount of the original issued notes of USD $1,100,000. The note is in default and remained in default at the time of issuance of these financial statements. The debt holder also was issued warrants to purchase 320,000 shares of common stock exercisable at $0.08 per share, expiring February 27, 2021. The warrants were valued at $103,633 using the Black Scholes options pricing model with volatility of 283%, discount rate of 2.42% and call option value of $0.32. The note was amended on May 9, 2018. Terms of which, are disclosed in Note 12.

NOTE 7. EQUITY

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

On February 27, 2018, the Company closed the Acquisition and acquired all of the issued and outstanding shares of capital stock of Bow Energy Ltd, a related party, in consideration for 106,156,712 shares (valued at $34,607,088, less $27,129,963 relating to the impairment of the goodwill of Bow) of the Company’s common stock as disclosed in Note 5. The shares were valued on the volume weighted average share price of Bow’s common stock for the 90 days before the transaction was complete.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. RELATED PARTY TRANSACTIONS

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

On February 27, 2018, the transactions contemplated by the November 30, 2017, Arrangement (the “Arrangement”) entered into to acquire Bow Energy Ltd (“Bow” and the “Acquisition”), a Canadian company with corporate offices in Alberta, Calgary, closed and the Company acquired Bow Energy Ltd., a related party and all of the issued and outstanding shares of capital stock of Bow (each a “Bow Share”). Under the terms of the Arrangement, Bow shareholders are deemed to have received 1.15 common stock shares for each Bow Share. A total of 106,156,712 shares of the Company’s common stock were issued to the Bow shareholders as a result of the Arrangement, plus additional shares in connection with rounding. Prior to the acquisition of Bow, BSIH Ltd. (“BSIH”) controlled Bow. The President, Chief Executive Officer and 100% owner of BSIH is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Because Mr. Chaudhary owns and controls BSIH, the acquisition of Bow was a related party transaction.

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

Also, on April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc., a related party. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share. This note was never utilized and subsequently cancelled on April 27, 2018; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days. Both the BSIH Promissory Note and the Jovian Line of Credit are related party transactions. Blue Sky International Holdings Inc. is owned by Mr. Ilyas Chaudhary, father of Zel C. Khan, former Director and Officer of Jovian and current CEO and President of Petrolia.

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

13

NOTE 10. BUSINESS SEGMENTS

We are a diversified oil and gas company with operations in two segments:

Oil and Gas Exploration and Production – which includes exploration, development, and production of current and potential oil and gas properties.

Oil field services – which includes selling oil field related equipment and providing various oil field related services to the oil and gas industry.

	Three months ended March 31, 2018	Three months ended March 31, 2017
Revenues
Oil & Gas	$29,980	$33,560
Oil field services	—	—
	—	—
Net Income (Loss)
Oil & Gas	(27,272,990)	(459,222)
Oil field services	(4,048)	(4,048)

Assets
Oil & Gas	23,341,260	13,057,078
Oil field services	236,014	181,593

Accounts Receivable
Oil & Gas	18,254	48,201
Oil field services	$—	$—

NOTE 11. SUPPLEMENTAL CASH

Interest Paid	$376	$8,318
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Common shares issued for purchase Bow Energy Ltd., a related party	$34,607,088	$—
Settlement of accrued salaries with common shares	61,621	—
Settlement of account payable for common shares, related party	102,590	—
Initial recognition of asset retirement obligation	—	101,405
Settlement of accounts receivable and other assets for oil and gas properties	—	465,788
Note payable for vehicle purchase	—	35,677
Series A preferred dividend	44,006	—

NOTE 12. SUBSEQUENT EVENTS

(i)	On April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc. This note was subsequently cancelled on April 27th, 2018 and was no longer valid after this fact. Had this note been activated, this would have been a related party transaction, as Ilyas Chaudhary is the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary owns and controls Blue Sky International Holdings Inc. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation, a related party, which establishes a revolving line of credit in the amount of $500,000 for a period of six months (through August 9, 2018) with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days.

(ii)	On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company became effective whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company will pay Mr. Burns $33,000, grant him warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share and also issue 2,000,000 shares of restricted common stock of the Company, which it satisfied on May 14, 2018. The warrants were granted at fair value using a Black Scholes model for $266,971 and the restricted shares were valued at the closing price of Petrolia’s stock, for $180,000.

(iii)	On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in health benefits for Mr. Burns and his family. The Company will issue 500,000 shares of restricted common stock, which it satisfied on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns will also be granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were granted at fair value using a Black Scholes model for $177,982 and the restricted shares were valued at the closing price of Petrolia on the date of the agreement for $45,000.

(iv)	On April 26, 2018, the Company issued 200,000 shares of common stock as a bonus to a vendor valued at $14,000 based on the closing price of $0.07 per share.

(v)	On April 26, 2018, a warrant holder exercised his 500,000 warrants at a strike price of $0.10 for gross proceeds of $50,000 and was issued 500,000 shares of common stock.

(vi)	On May 9, 2018, Bow, the Company’s wholly owned subsidiary, entered into an Amended and Restated Loan Agreement with a third party (the “Loan Agreement” and the “Lender”). The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. The Company is also required to make a payment of principal and interest in the amount of $50,818 per month towards the amount owed beginning on July 15, 2018. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

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

(vii)

On May 11, 2018 & May 15, 2018, The Company closed a private placement of two of units for $100,000, with each unit having a price of $50,000, is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020.

(viii)	On May 22, 2018, 500,000 shares of common stock were issued to (CFO) Tariq Chaudhary as per his employment offer letter.

(ix)	Effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres).

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

The acquisition has not formally closed as the assets can only be transferred after the payment/settlement of the Acquisition Note.

(x)	On August 17, 2018, the Company sold an aggregate of $90,000 in Convertible Promissory Notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and are due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant one-year warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. It is contemplated that up to an additional $160,000 in Director Convertible Notes will be sold to affiliates of the Company in the next several months.

(xi)	Effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”). The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Chaudhary indirectly owns and controls BSIH Ltd. (“BSIH”), which is a significant shareholder of the Company. Additionally, prior to the acquisition of Bow Energy Ltd. (“Bow”) (which we acquired pursuant to an Arrangement Agreement dated November 30, 2017, which acquisition closed on February 27, 2018), BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary, controlled Bow.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q/A, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2017 Annual Report.

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

Jovian Petroleum Corporation, a related party, converted its outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017.  Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017.

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

Bow Energy Ltd., a related party

On February 27, 2018, the Acquisition closed, and Petrolia Energy Corporation acquired all of the issued and outstanding shares in Bow Energy Ltd. Bow Energy Ltd. has contracts covering a total land position in Indonesia of 948,029 net acres as described in greater detail below. The President, Chief Executive Officer and 100% owner of Blue Sky International Holdings, Inc. and also Blue Sky Resources Ltd, is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary owns and controls BSIH Ltd. (“BSIH”), which was the largest shareholder of the Company prior to the agreed cancellation of the shares held by BSIH in September 2018 pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd. dated August 31, 2018. Additionally, prior to the acquisition of Bow as described above, BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow.

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

Results of Operations

Revenues & Costs – Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue

We had total oil and gas sales of $29,980 for the three months ended March 31, 2018, compared to $33,560 for the three months ended March 31, 2017, a decrease of $3,580, mainly due to a decline in production.

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

Interest Income (Expense)

Interest expense decreased by $43,203 due to a decrease in debt carried during the quarter. The Company acquired significant debt in the acquisition of Bow (see Note 6 to the Interim Condensed Consolidated Financial Statements for information regarding outstanding debt obligations) and as a result this expense is expected to normalize in the second quarter.

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

Changes in Financial Condition

The financial condition of the Company changed significantly from December 31, 2017 to March 31, 2018 as a result of the Company’s acquisition of a related party Bow Energy Ltd., a related party.

Net assets of $34,607,088 acquired as a result of the Bow acquisition can be summarized as follows:

Cash	$3,784
Other current assets	4,763
Deposits	337,997
Furniture, equipment & software	12,059
Unproved properties and properties not subject to amortization	9,705,590
Goodwill	27,129,963
Accounts payable	(1,157,876)
Note payable	(1,429,192)

Additionally, we assumed several notes payable in connection with the acquisition. Collectively, the following are outstanding obligations:

			March 31, 2018		December 31, 2017
	Nominal interest rate	Date of maturity	Face value	Carrying amount	Face value	Carrying amount
Truck loan (i)	5.49%	January 6, 2022	$55,091	$55,091	$56,786	$56,786
Promissory note (ii)	12%	June 30, 2018	37,613	42,127	—	—
Promissory note (iii)	12%	June 30, 2018	36,451	39,747	—	—
Bukit Energy Inc. (iv)	8.5%	December 15, 2017	500,000	538,677	—	—
Credit note (v)	9%	May 11, 2021	800,000	835,855	—	—
			$1,429,155	$1,511,497	$56,786	$56,786

The promissory notes are repayable in full on maturity. The difference between the face value and carrying amount is attributed to accrued interest.

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $35,677 for a term of five years at 5.49% annual percentage rate (APR).

(ii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(iii)	The note matures on February 28, 2018 and carries interest at 12% per annum. The note was extended to June 30, 2018.

(iv)	In conjunction with the closing of the purchase of the Bukit assets, Bow issued a note payable to Bukit Energy Inc. of $500,000 with interest at the rate of 8.5% per annum, calculated monthly, not in advance, on the principal amount. The note matured on August 31, 2017. The note was extended to December 15, 2017. The note is in default and remained in default at the time of issuance of these financial statements.

(v)	Bow has a loan in default of $800,000. The credit note is secured by a general security agreement over the assets of Bow. Interest accrues monthly and is recorded at 9% on the full amount of the original issued notes of USD $1,100,000. The note is in default and remained in default at the time of issuance of these financial statements. The debt holder also was issued warrants to purchase 320,000 shares of common stock exercisable at $0.08 per share, expiring February 27, 2021. The warrants were valued at $103,633 using the Black Scholes options pricing model with volatility of 283%, discount rate of 2.42% and call option value of $0.32. The note was amended on May 9, 2018. Terms of which, are disclosed in Note 11 to the financial statements included herein.

Liquidity

As of March 31, 2018, we had total current assets of $105,900 and total assets in the amount of $23,577,274. Our total current liabilities as of March 31, 2018, were $3,989,823 and our total liabilities as of March 31, 2018 were $4,491,839. We had negative working capital of $3,883,923 as of March 31, 2018.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable of $1,488,988 (see the table above and Note 6 to the Interim Condensed Consolidated Financial Statements for information regarding outstanding debt obligations) and accounts payable of $1,420,283, mainly consisting of accrued officer salaries.

Our sources and (uses) of funds for the three months ended March 31, 2018 were:

Cash provided (used) in operations	$(309,075)
Subscriptions received in advance	22,500
Net cash acquired from purchase of Bow Energy Ltd., a related party	3,784
Proceeds from sale of preferred stock	20,000
Proceeds from sale of common stock	238,675

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

Item 4.  Controls and Procedures.

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act , is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2018, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. Such disclosure controls and procedures were deemed ineffective due to a material weakness in connection with disclosure and related issues associated with related party transactions involving the Company and its officers and directors.

 (b)  Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, provided that we did engage a new CFO during the three months ended March 31, 2018, Tariq Chaudhary.

Part II Other Information

Item 6.  Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROLIA ENERGY CORPORATION

September 26, 2018	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.

2.1	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
2.2*	Bukit Energy Inc. Share Purchase Agreement Dated May 16, 2017	#
3.1*	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017	#
10.1	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	12/31/2017	000-52690
10.2	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	12/31/2017	000-52690
10.3	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.4	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.5	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.6*	Tariq Chaudhary Offer Letter dated January 12, 2018	#
10.7*	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment	#
14.1	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.2	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document	X

 * Filed herewith.

** Furnished herewith.

# Filed with the original Form 10-Q.