Form 10-Q
period 2018-06-30
Petrolia Energy Corp
filed 2018-09-26
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 175,503,081 shares of common stock as of September 21, 2018.

PART I

Item 1.    Financial Statements

PETROLIA ENERGY CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Current assets
Cash	$309,815	$82,593
Accounts receivable	202,649	51,026
Other current assets	13,024	8,993
Total current assets	525,488	142,612

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,312,580	14,312,580
Unproved properties not subject to amortization	9,705,590	—
Furniture, equipment & software	219,059	264,723
Less accumulated depreciation and depletion	(1,180,483)	(1,192,229)
Net property and equipment	23,056,746	13,385,074

Other Assets
Deposits	97,997	—
Payments for acquisition of working interest	1,089,482	—
Intangible assets	49,886	49,886
Total Assets	$24,819,599	$13,577,572

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$1,692,352	$413,435
Accrued liabilities	1,008,607	896,897
Notes payable	1,117,458	32,582
Derivative liability	26,845	—
Notes payable – related parties	521,627	217,100
Total current liabilities	4,366,889	1,560,014

Asset retirement obligations	485,353	473,868
Notes payable	1,100,470	24,204
Total Liabilities	5,952,712	2,058,086

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 and 197,100 shares issued and outstanding	$199	$197
Common stock, $0.001 par value; 400,000,000 shares authorized; 228,608,644 and 111,698,222 shares issued and outstanding	228,608	111,698
Additional paid in capital	60,861,222	22,730,974
Accumulated other comprehensive income	37,157	—
Accumulated deficit	(42,260,299)	(11,323,383)
Total Stockholders’ Equity	18,866,887	11,519,486

Total Liabilities and Stockholders’ Equity	$24,819,599	$13,577,572

The accompanying notes are an integral part of these unaudited interim financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Oil and gas sales
Oil and gas sales	$23,761	$41,831	$53,741	$75,391
Total Revenue	23,761	41,831	53,741	75,391

Operating expenses
Lease operating expense	69,318	123,118	142,880	240,672
Production tax	1,314	2,696	3,113	5,134
General and administrative expenses	1,216,630	871,106	3,113,753	1,144,774
Depreciation, depletion and amortization	12,757	19,131	31,914	37,404
Asset retirement obligation accretion	5,846	12,275	11,485	24,205
Impairment of goodwill related to Bow Energy Ltd., a related party	—	—	27,129,963	—
Total operating expenses	1,305,865	1,028,326	30,433,108	1,452,189

Loss from operations	(1,282,104)	(986,495)	(30,379,367)	(1,376,798)

Other income (expenses)
Interest expense	(48,219)	(187,557)	(77,983)	(260,669)
Other income	—	661	—	806
Loss on related party debt settlement of accrued salaries	—	(88,755)	(203,349)	(88,755)
Loss on debt extinguishment	(260,162)	—	(260,162)	—
Foreign currency remeasurement gain	16,387	—	69,725	—
Change in fair value of derivative liabilities	3,167	—	3,167	—
Total other expenses	(288,827)	(275,651)	(468,602)	(348,618)
Net loss	(1,570,931)	(1,262,146)	(30,847,969)	(1,725,416)

Series A Preferred Dividends	(44,941)	(11,230)	(88,947)	(11,230)

Net Loss Attributable to Common Stockholders	(1,615,872)	(1,273,376)	(30,936,916)	(1,736,646)

Other comprehensive income, net of tax
Foreign currency translation adjustments	83,804	—	37,157	—

Comprehensive loss attributable to Common Stockholders	$(1,532,068)	$(1,273,376)	$(30,899,759)	$(1,736,646)
Loss per share
(Basic and fully diluted)	$(0.01)	$(0.02)	$(0.18)	$(0.02)

Weighted average number of shares of common stock outstanding	226,680,255	81,393,621	173,128,467	81,393,621

The accompanying notes are an integral part of these unaudited interim financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash Flows from Operating Activities
Net loss	$(30,847,969)	$(1,725,416)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	31,914	37,404
Asset retirement obligation accretion	11,485	24,205
Interest on ORRI conversion	—	128,229
Impairment of goodwill related to Bow Energy Ltd. a related party	27,129,963	—
Loss on related party debt settlement of accrued salaries	203,349	88,755
Loss on sale of vehicle	—	3,677
Change in fair value of derivative liabilities	(3,167)	—
Loss on extinguishment of debt	260,162	—
Equity settled finance fee	45,476	107,420
Warrant expense related to business combination	103,632	—
Stock-based compensation	2,462,079	560,630
Foreign currency re-measurement gain	(69,725)	—
Changes in operating assets and liabilities
Accounts receivable	(151,623)	33,949
Deposits	240,000	—
Other current assets	732	26,722
Accounts payable and accrued liabilities	353,181	184,959
Net cash flows from operating activities	(230,511)	(529,466)

Cash Flows from Investing Activities
Purchase of fixed asset	—	(9,256)
Net cash acquired from purchase of Bow Energy Ltd., a related party	3,784	—
Cash flows from investing activities	3,784	(9,256)

Cash Flows from Financing Activities
Proceed from issuance of common stock	262,500	48,000
Proceeds from issuance of common stock for exercise of warrant	148,675	—
Proceed from issuance of preferred stock	20,000	241,000
Cash paid for PORRI conversion	—	(3,230)
Payments on notes payable	(31,695)	(2,484)
Repayments to related party	(47,600)	(14,000)
Proceeds from related party	42,000	206,500
Proceeds from notes payable	4,832	—
Cash flows from financing activities	398,712	475,786

Effect of exchange rate changes on cash	55,237	—
Net change in cash	227,222	(62,936)
Cash at beginning of period	82,593	68,648

Cash at end of period	$309,815	$5,712

SUPPLEMENTAL DISCLOSURES (Note 11)

The accompanying notes are an integral part of these unaudited interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (“we”, “us”, “Petrolia” and the “Company”) is an oil and gas exploration, development, and production company.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2017, as reported in Form 10-K, have been omitted.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Askarii Resources, Petrolia Canada Corporation., Bow Energy Ltd., Blue Sky Langsa Inc., Bow Energy Pte. Ltd., Renco Elang Energy Pte. Ltd. Bow Energy International Holdings Inc., Bukit Energy Central Sumatra (Mahato) Pte. Ltd., Bukit Energy Palmerah Baru Pte. Ltd., Bukit Energy Resources Palmerah Deep Pte. Ltd., Bukit Energy Bohorok Pte. Ltd., and Bukit Energy Resources North Sumatra Pte. Ltd. All significant intercompany transactions are eliminated in the consolidation process. All non-intercompany balances are included in the consolidated financial statement balances and all significant intercompany transactions are eliminated in the consolidation process.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the interim consolidated financial statements in the period they are determined.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The Company adopted this standard on modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of Bow Energy Ltd. and Petrolia Canada Corporation is in Canadian dollars. Assets and liabilities of these entities are translated from their functional currency of Canadian dollars into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' equity in the statement of stockholders' equity.

The accounts of Bow Energy Ltd. and Petrolia Canada Corporation are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

NOTE 3: GOING CONCERN

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

NOTE 4: ACQUISITION OF BOW ENERGY LTD., A RELATED PARTY

On November 30, 2017, we signed an Arrangement Agreement (the “Arrangement”) to acquire Bow Energy Ltd, a related party (“Bow” and the “Acquisition”). Bow is a Canadian company with corporate offices in Alberta, Calgary.

On February 27, 2018, the Acquisition closed and we acquired all of the issued and outstanding shares of capital stock of Bow (each a “Bow Share”). The Arrangement was approved at a special meeting of shareholders of Bow held on February 21, 2018. Final approval of the Arrangement was granted by the Court of Queen’s Bench of Alberta (the “Court”) on February 23, 2018.

Ilyas Chaudhary, is the father of Zel C. Khan, the Company's Chief Executive Officer. Mr. Chaudhary owned and controlled BSIH Ltd. (“BSIH”)

prior to the acquisition of Bow and through the ownership and control of BSIH, Mr. Chaudhary controlled Bow. Therefore, the BOW acquisition is a related party transaction. Additionally, BSIH was the largest shareholder of the Company prior to the cancellation of the shares pursuant to the terms of a Share Exchange Agreement between the Company and Blue Sky Resources Ltd dated August 31, 2018.

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

A subsidiary of Bow Energy Ltd., Bow Energy Pte. Ltd. (“BEPL”), owns 75% of the issued and outstanding shares of Renco Elang Energy Pte. Ltd. (“REE”) which owns a 75% working interest in a Production Sharing Contract referred to as “South Block A” (the “Assets” or “SBA”) located onshore, North Sumatra, Indonesia. REE is the operator of the Assets. Effectively, the Company has a 44.48% working interest in the Assets.

On May 24, 2017, Bow’s wholly owned subsidiary, Bow Energy International Holdings Inc. (“BEIH”), acquired all of Bukit Energy Inc.’s shareholding interests (the “Subsidiary Shares”) in five Singapore holding companies (the “Holding Companies”) that own the interests in four Production Sharing Contracts (“PSCs”) and one non-conventional joint study agreement (“JSA”), all interests are located onshore in Sumatra, Indonesia. The Holding Companies being acquired were Bukit Energy Central Sumatra (Mahato) Pte. Ltd. (“Mahato”), Bukit Energy Palmerah Baru Pte. Ltd. (“Palmerah Baru”), Bukit Energy Resources Palmerah Deep Pte. Ltd. (“Palmerah Deep”), Bukit Energy Bohorok Pte. Ltd. (“Bohorok”), and Bukit Energy Resources North Sumatra Pte. Ltd. (“Bohorok Deep”), collectively referred to as the “Bukit assets”.

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

The fair values of identifiable assets acquired as reported in the table above were estimated based on information available at the time of preparation of these interim consolidated financial statements. The fair value was assessed based on the volume weighted average share price of Bow Energy Ltd. for the 90 days before the transaction was complete. Actual amounts recognized by the Company once the acquisition accounting is finalized may differ materially from these estimates. Fair value of cash, other current assets, deposits, furniture, equipment & software, accounts payable, and note payable was fair valued at the carrying value of Bow as this was deemed to be the most accurate measure of fair value. Fair value assigned to properties, which contain prospective oil and gas resources instead of reserves, was derived using market approach.

Acquisition costs included a finder’s fee grant of 100,000 shares ($37,000) of common stock as a bonus for the Bow Energy acquisition at a fair value of $0.37 per share. In addition, the Company incurred $103,632 in transaction costs associated with the issuance of warrants to purchase 320,000 shares of common stock in connection with the transaction.

The amount of Bow’s loss included in Petrolia’s consolidated income statement for the period ended June 30, 2018, and the loss of the combined entity had the acquisition date been January 1, 2018, and January 1, 2017, are as follows.

	Revenue	Earnings (Loss)
February 28, 2018 to June 30, 2018	$—	$(12,525)
Supplemental pro forma from January 1, 2018 to June 30, 2018	$53,741	$(30,912,230)
Supplemental pro forma from January 1, 2017 to June 30, 2017	$3,104,316	$(1,814,334)

Impairment loss

On March 31, 2018, the Company recorded an impairment to goodwill of $27,129,963. The impairment was assessed based on future cash flow as of June 30, 2018 and no further impairment was recorded during the second period.

NOTE 5: PAYMENTS FOR ACQUISITION OF WORKING INTEREST

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

The effective date of the acquisition was June 1, 2018. The acquisition of the Canadian Properties was evidenced and documented by a Memorandum of Understanding between the Company and Blue Sky dated June 29, 2018 and a Conveyance between the parties dated as of the same date, pursuant to which the Company agreed to acquire the Working Interest in consideration for $1,428,581 in Canadian dollars (“CAD”) (approximately $1,089,150 in U.S. dollars) of which CAD $1,022,400 (approximately $779,478 in U.S. dollars) was paid in cash (the “Cash Payment”) and CAD $406,181 (approximately $314,912 in U.S. dollars) was evidenced by a promissory note (the “Acquisition Note”). The Cash Payment was made with funds borrowed by the Company pursuant to the terms of that certain $1,530,000 May 9, 2018, Amended and Restated Loan Agreement entered into with Bow and a third party (the “Loan Agreement” and the “Lender”). The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021.

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

The acquisition has not formally closed as the assets can only be transferred after the payment/settlement of the Acquisition Note. Payments recorded were booked to the balance sheet as Payments for acquisition of working interest.

NOTE 6: NOTES PAYABLE

			June 30, 2018		December 31, 2017
	Nominal interestrate	Date of maturity	Face value	Carrying amount	Face value	Carrying amount
Truck loan (i)	5.49%	January 6, 2022	$59,923	$59,923	$56,786	$56,786
Promissory note (ii)	12%	September 30, 2018	36,830	42,350	—	—
Promissory note (iii)	12%	September 30, 2018	35,692	39,987	—	—
Bukit Energy Inc.(iv)	8.5%	December 15, 2017	470,000	519,302	—	—
Credit note (v)	12%	May 11, 2021	1,530,000	1,556,366	—	—
			$2,132,445	2,217,928	56,786	56,786
Long term debt
Truck loan				20,926		24,204
Credit note (v)				1,079,544		—
Total long-term notes payable				1,100,470	24,204	24,204
Current portion of notes payable				$1,117,458	$32,582	$32,582

The promissory notes are repayable in full on maturity. The difference between the face value and carrying amount is attributed to accrued interest.

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $59,923 for a term of five years at 5.49% APR. Current portion of this note is $38,997.

(ii)	The note was extended and matures on September 30, 2018 and carries interest at 12% per annum.

(iii)	The note was extended and matures on September 30, 2018 and carries interest at 12% per annum.

(iv)	In conjunction with the closing of the purchase of the Bukit assets, Bow issued a note payable to Bukit Energy Inc. of $500,000 with interest at the rate of 8.5% per annum, calculated monthly, not in advance, on the principal amount. The note matured on August 31, 2017. The note was extended to December 15, 2017. The note is in default and remained in default at the time of issuance of these financial statements. The Company repaid $30,000 of principal during the period ended June 30, 2018. The note is currently under negotiation for settlements and is in default.

(v)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. The Company is also required to make a payment of principal and interest in the amount of $50,818 per month for a period of 36 months towards the amount owed beginning on July 15, 2018; these payments were extended to begin on September 15, 2018. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The acquisition agreement was entered on June 29, 2018 with an effective date of June 1, 2018.

In order to induce the Lender to enter into the Loan Agreement, the Company agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”), which were issued on May 18, 2018, and warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in Canadian dollars, and when the Loan Agreement is repaid; (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expire on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020.

The fair value of the 500,000 common shares issued were assessed at the market price of the stock on the date of issuance and fair valued at $47,500. In connection with warrants issued in Canadian dollars, the Company has assessed an initial derivative liability of $30,401. The derivative is fair valued at the end of each reporting period. The Company recorded a gain for the period ended June 30, 2018 of $3,556 to adjust the liability to its fair value at the end of the reporting period of $26,845.

The fair value of the warrants issued were assessed at $182,650. The Company determined the debt modification to be an extinguishment of debt and recorded a total loss on extinguishment of debt of $260,162.

NOTE 7: EQUITY

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

On February 5, 2018, one accredited investor subscribed and purchased 2,000 shares of Series A Preferred Stock by remitting payment of $20,000. As of June 30, 2018, there were 199,100 Series A Preferred Stock shares outstanding.

In accordance with the terms of the Series A Preferred Stock, a dividend was declared of $88,947 for the six months ended June 30, 2018.

Common Stock

During the six months ended June 30, 2018, the Company issued an aggregate of 116,910,422 shares of common stock. As of June 30, 2018, there were 228,608,644 shares of common stock outstanding.

On January 24, 2018, 350,000 shares of common stock, valued at $59,500, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

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

From January 1, 2018 to June 30, 2018, the Company closed private placements at $0.12 per unit for a total of 2,187,500 units and gross proceeds of $262,500. Units were comprised of one common share and one warrant entitling the holder to exercise for one common share for a period of two years from the date of issuance.

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

On February 28, 2018, one warrant holder exercised warrants to purchase a total of 360,000 shares of common stock by remitting payment of $36,875 at an average share price of $0.102 per share.

On February 28, 2018, Director Joel Oppenheim exercised warrants to purchase 630,000 shares of common stock by remitting payment of $61,800 at an average share price of $0.098 per share.

On March 31, 2018, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns common stock related salary compensation.

On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company became effective, whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company paid Mr. Burns $33,000, and granted Mr. Burns warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The Company also issued 2,000,000 shares of restricted common stock to Mr. Burns pursuant to the agreement of the Company on May 14, 2018. The fair value of the warrants ($221,401), was calculated using a Black Scholes model and the restricted shares were valued at the closing price of Petrolia’s stock, or $180,000 and recorded to stock compensation expense.

On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board of Directors to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in health benefits for Mr. Burns and his family. The Company issued 500,000 shares of restricted common stock to Mr. Burns on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns was granted warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share, expiring in 36 months, which were fully-vested upon their grant. The fair value of the warrants was calculated using a Black Scholes model ($147,600) and the restricted shares were valued at the closing price of Petrolia on the date of the agreement ($45,000) and were recorded to stock compensation expense.

On April 26, 2018, the Company issued 200,000 shares of restricted common stock as a bonus to a vendor valued at $20,000 based on the closing price of the Company’s common stock.

On April 26, 2018, an officer exercised warrants to purchase 500,000 shares of common stock at a strike price of $0.10 for gross proceeds of $50,000.

On May 9, 2018, in conjunction with the debt financing disclosed under the Note 6 (v), the Company issued 500,000 shares, fair valued at $47,456 as a financing fee.

On May 22, 2018, 500,000 shares of common stock were issued to an officer as part of his compensation package. These shares were fair valued based on the value of the closing price of Petrolia’s stock, or $50,000.

On June 25, 2018, the Company issued 600,000 shares of restricted common stock to consultants for services rendered. These shares had a fair value of $45,000.

Warrants

Summary information regarding common stock warrants granted and outstanding as of June 30, 2018, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2017	35,087,198	$0.24	2.15
Granted	14,714,666	0.11	2.32
Exercised	(2,600,000)	0.10	—
Expired	—	—	—
Outstanding at six months ended June 30, 2018	47,201,864	$0.21	1.94

The intrinsic value of warrants as of June 30, 2018 is $91,143 and as of December 31, 2017: $1,106,583.

The table below summarizes the warrants granted during the six month period ended June 30, 2018:

	Number of Warrants	Exercise Price
Board of Director Service	3,750,000	$0.10
Pursuant to acquisition of Bow Energy Ltd., a related party	368,000	$0.18
Note payable issuance	2,320,000	$0.10
Private placements	2,187,500	$0.20
Pursuant to employment termination agreement	3,000,000	$0.10
Pursuant to consulting agreement	2,000,000	$0.10
Pursuant to employment termination agreement	250,000	$0.20
Deferred salary – CEO, former CFO	339,166	$0.14
Pursuant to settlement of loan from director (Joel Oppenheim)	500,000	$0.14
	14,714,666

The 3,750,000 warrants granted to directors and the advisory board for the six months ended June 30, 2018 were fair valued at $329,438. In conjunction with the acquisition of Bow, warrants to purchase 320,000 shares of common stock were assumed for a total of $368,000. The warrants are exercisable at CDN $0.10, mature upon repayment of a debt agreement and were fair valued at $103,632.

On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. The Company is also required to make a payment of principal and interest in the amount of $50,818 per month towards the amount owed beginning on July 15, 2018. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The acquisition agreement was entered on June 29, 2018 with an effective date of June 1, 2018.

In order to induce the Lender to enter into the Loan Agreement, the Company agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”), which were issued on May 18, 2018, and warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in Canadian dollars, and when the Loan Agreement is repaid; (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expire on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020.

The fair value of the 500,000 common shares issued were assessed at the market price of the stock on the date of issuance and fair valued at $47,500. In connection with warrants issued in Canadian dollars, the Company has assessed an initial derivative liability of $30,401. The derivative is fair valued at the end of each reporting period. The Company recorded a gain for the period ended June 30, 2018 of $3,556 to adjust the liability to its fair value at the end of the reporting period of $26,845.

The fair value of the warrants issued were assessed at $182,650 and recorded a total loss on extinguishment of debt of $260,162.

Pursuant to a termination agreement with the Company’s former CFO, the Company issued 250,000 warrants exercisable at $0.20 expiring in 36 months. The fair value of warrants issued was $109,021.

On March 31, 2018, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns common stock related salary compensation.

Pursuant to a termination agreement with Mr. Burns, warrants to purchase 3,000,000 shares of common stock were issued at an exercise price of $0.10 per share; the warrants were fair valued using a Black Scholes model for $221,401.

James Burns was granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were fair valued at $147,600.

The warrants to purchase 339,166 shares of common stock granted as deferred salary for the six month ended June 30, 2018 were fair valued at $34,478.

Pursuant to the loan agreement with director Joel Oppenheim, warrants to purchase 250,000 shares of common stock each were granted at March 31 and June 30, 2018. The warrants issued at March 31, 2018 were issued at an exercise price of $0.23 per share and fair valued at $24,623. The warrants issued at June 30, 2018 were issued at an exercise price of $0.10 per share and fair valued at $20,853.

Stock options

Upon closing of the acquisition, the Company granted stock options to purchase 3,500,000 shares of common stock to former Bow employees and directors exercisable at $0.12 per share, expiring February 27, 2021. The stock options were valued at $1,131,639 using the Black Scholes options pricing model with volatility of 283%, discount rate of 2.42%, and a call option value of $0.32.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the Company for the cost of pollution clean-up resulting from operations and subject the Company to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  The Company is not aware of any environmental claims existing as of June 30, 2018 which have not been provided for, or covered by insurance or which may have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – The Company has a one year office lease in Houston at a cost of $2,012 per month.  The lease expires January 31, 2019 with two, one year renewal options.

NOTE 9: RELATED PARTY TRANSACTIONS

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

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation, a company controlled by a Director of the Company. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. The Company repaid $47,600 on the LOC. As at June 30, 2018, $41,000 was outstanding on the LOC and the balance was recorded to related party notes payable.

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

On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in health benefits for Mr. Burns and his family. The Company will issue 500,000 shares of restricted common stock, which it satisfied on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns will also be granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were granted at fair value using a Black Scholes model for $147,600 and the restricted shares were valued at the closing price of Petrolia on the date of the agreement for $45,000.

May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns will also be granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were granted at fair value using a Black Scholes model for $147,600 and the restricted shares were valued at the closing price of Petrolia on the date of the agreement for $45,000.

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

The effective date of the acquisition was June 1, 2018. The acquisition of the Canadian Properties was evidenced and documented by a Memorandum of Understanding between the Company and Blue Sky dated June 29, 2018 and a Conveyance between the parties dated as of the same date, pursuant to which the Company agreed to acquire the Working Interest in consideration for $1,428,581 in Canadian dollars (“CAD”) (approximately $1,089,150 in U.S. dollars) of which CAD $1,022,400 (approximately $779,478 in U.S. dollars) was paid in cash (the “Cash Payment”) and CAD $406,181 (approximately $314,912 in U.S. dollars) was evidenced by a promissory note (the “Acquisition Note”).

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

NOTE 10: SUPPLEMENTAL DISCLOSURES – CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Interest Paid	$25,452	$22,782
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Issued common shares for purchase Bow Energy, goodwill and assets	$34,607,088	$—
Settlement of accrued salaries with common shares	61,621	—
Settlement of account payable for common shares, related party	102,590	—
Initial recognition of asset retirement obligation	—	101,405
Preferred shares issued for purchase of related party’s equipment	—	30,000
Settlement of accounts receivable and other assets for oil and gas properties	—	465,798
Settlement of debt with preferred shares	—	154,000
Settlement of debt with preferred shares – related parties	—	375,900
Settlement of ORRI investments with preferred shares	—	405,000
Settlement of related party debt with shares of common stock and warrants	—	2,033,152
Sale of vehicle to related party	—	8,677
Note payable for vehicle purchase	—	35,677
Series A preferred dividend	88,947	—
Proceeds from notes payable paid directly by the third-party creditor to seller for acquisition of working interests	800,000	—
Proceeds from notes payable paid directly by the related party creditor to seller for acquisition of working interests	314,412	—

NOTE 11: SUBSEQUENT EVENTS

Luseland working interest

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

The effective date of the acquisition was June 1, 2018. The acquisition of the Canadian Properties was evidenced and documented by a Memorandum of Understanding between the Company and Blue Sky dated June 29, 2018 and a Conveyance between the parties dated as of the same date, pursuant to which the Company agreed to acquire the Working Interest in consideration for $1,428,581 in Canadian dollars (“CAD”) (approximately $1,089,150 in U.S. dollars) of which CAD $1,022,400 (approximately $779,478 in U.S. dollars) was paid in cash (the “Cash Payment”) and CAD $406,181 (approximately $314,412 in U.S. dollars) was evidenced by a promissory note (the “Acquisition Note”).

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

Slick Unit Exploration and Development Agreement

On July 24, 2018, the Company announced the signing of the Slick Unit Exploration and Development Agreement (the "Agreement") with Boone Operating Inc. ("Boone"), a private Exploration & Production company, to explore and develop the Misener and Simpson Formations at the Slick Unit Dutcher Sands Field (“SUDS Field”). Under the terms of the Agreement, the development area consists of 480 Acres where Boone will carry the cost of drilling the first well and will earn a 75% Working Interest (“WI”) position in that well. If the first well is successful, Boone will have the right to further develop the zone and Petrolia will maintain the right to participate in further drills, up to a 25% WI in each new well. The current producing Dutcher Sands formation is excluded from this Agreement, which Petrolia will continue developing.

The SUDS Field is a 2600-acre lease located in Creek County, 36 miles SW of Tulsa, Oklahoma. The field was first discovered in 1918 by SOHIO Oil Company utilizing over 100 wells with the primary objective to produce from the Dutcher Sands at an average well depth of 3100 ft.

Director Convertible Notes

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

Bow Energy/Blue Sky Share Exchange

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

Pursuant to the Exchange Agreement, we exchanged 100% of the ownership of Bow, in consideration for:

(a)	70,807,417 shares of the Company’s common stock owned and controlled by Mr. Chaudhary and BSIH (the “Blue Sky Shares”);
(b)	$100,000 in cash (less certain advances paid by Blue Sky or Bow to the Company since April 1, 2018);
(c)	(c) the assumption of certain payables owed by Bow totaling $1,696,332 (which includes $730,000 owed under the terms of a Loan Agreement, as amended, originally entered into by Bow, but not the subsequent $800,000 borrowed by Bow pursuant to the amendment to the Loan Agreement dated May 9, 2018 (which obligation is documented by a Debt Repayment Agreement));
(d)	20% of Bow Energy International Holdings, Inc, which is wholly-owned by Bow (“Bow EIH”)(which entity’s subsidiaries own certain Production Sharing Contracts (the “PSC”) and certain other participating assets), pursuant to an Assignment Agreement;
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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;
●	“Boe” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;
●	“Mcf” refers to a thousand cubic feet of natural gas;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016 and 2017, as described in greater detail in the “Plan of Operation” section below. Additionally, in February 2018, we acquired Bow Energy Ltd and its assets, as discussed below, provided that in September 2018, as discussed under “Subsequent Events” above, we divested Bow.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012, we drilled and completed six (6) oil wells and during 2013 the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014, the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce, and one (1) well was not completed. During 2016 and through the second quarter ended June 30, the Company had two (2) wells producing, six (6) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed.

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

The Company has approved the SUDS well #1 and has approved and filed for two new infill wells to be drilled. The Company expects to drill the first well in the 3rd quarter of 2018, funding permitting.

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

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chavez County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2017, reflects approximately 1.6 million barrels of proven oil reserves remaining for the 100% working interest. During 2017, the Company took control of thirty-eight (38) wells of which twenty-one (21) were re-worked, of this eight (8) wells remained producing, five (5) wells were dedicated for injection purpose, and the remaining await additional workover and a secondary.  During 2017 and through the second quarter ended June 30, 2018, the field had ninety (90) total wells, six (6) were producing, and twenty-one (21) are producible after certain workovers, and five (5) have been designated as injection wells and are awaiting permits. As of December 31, 2017, and continuing through the filing date of this report, Petrolia had filed its Operator bond and assigned an Operator designation to become the operator of the field. As of the date of this report, Petrolia owns a 100% working interest in the field.

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

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc. (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO of the Company for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000 advance was converted into 800,000 shares of common stock at $0.06 per share and warrants to purchase 800,000 shares of common stock that expire in three (3) years. In addition, a $1.3 million face value note payable to BSNM was purchased for $316,800 (the “BSNM Note”) (6,000,000 shares of common stock at $0.0528 per share). With the inclusion of the note receivable, the price per barrel would be $1.33 dollars per barrel oil (Bbl).

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

The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary indirectly owns and controls BSIH Ltd. (“BSIH”), which was a significant shareholder of the Company prior to the consummation of the cancellation discussed below. Additionally, prior to the acquisition of Bow Energy Ltd. (“Bow”) (which we acquired pursuant to an Arrangement Agreement dated November 30, 2017, which acquisition closed on February 27, 2018), BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary, controlled Bow.

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

The Exchange Agreement closed on August 31, 2018 and has an effective date of July 1, 2018.

The Exchange Agreement contains customary and standard representations and warranties of the parties, indemnification obligations (which survive for six months following the closing) and closing conditions. The Exchange Agreement may be terminated by either party for any reason prior to closing.

The Company is in the process of cancelling the Blue Sky Shares and returning such shares to the status of authorized but unissued shares of common stock. To date, a total of 53,105,563 of the shares have been cancelled.

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

Results of Operations

Revenues

Our oil and gas revenue reported for the six months ended June 30, 2018 was $53,741, a decrease of $21,650 from the prior year’s period of $75,391. Our decreased revenue for the six months ended June 30, 2018 as compared with the prior year’s period is due to decreased production at the Noack field and Suds field. Production decreased from 2,128 bbls of oil for the six months ended June 30, 2018, compared to 775 bbls of oil for the six months ended June 30, 2017.

For the three months ended June 30, 2018, revenue decreased comparatively $18,070 year over year to $23,761 from $41,831 for the three months ended June 30, 2018. Production decreased from 313 bbls of oil for the three months ended June 30, 2018, compared to 1,190 bbls of oil for the three months ended June 30, 2017.

Over the comparative periods, the market price for oil has improved, which partially offset the decrease in production. The average market price received was $57.53 per barrel of oil for the six months ended June 30, 2018 compared to $35.43 per barrel of oil over the prior six month period.

Operating Expenses

Operating expenses increased by $29,095,513 to $30,636,457 for the six months ended June 30, 2018 from $1,540,944 for the six months ended June 30, 2017. At March 31, 2018, the Company recognized an impairment of goodwill of $27,129,963 after assessing the fair value of the Bow acquisition, which accounted for the majority of the increase. Other period over period changes are due to non-cash accounting items in the period ended June 30, 2018, which included $103,632 of transaction costs associated with the Bow acquisition, $2,462,079 of stock-based compensation and a loss on debt settlement of $203,349, which in total accounted for $2,769,060 of the total operating expenses and year over year those costs increased by $2,012,255 over the comparative period.

Operating expenses increase by $277,539, to $1,305,865 for the three month period ended June 30, 2018 compared to $1,028,326 for the three months ended June 30, 2017. Operating expenses increased over the comparative period due to additional finance fees incurred and stock compensation fees associated with the new contracts.

Other income (expense)

Interest expense decreased for the three month period ended June 30, 2018 compared to the three months ended June 30, 2017, by $182,686, due to an increase in debt carried during the six month period from June 30, 2017 to June 30, 2018. The Company acquired significant debt in the acquisition of Bow Energy Ltd. and issued new debt thereafter, so this expense is expected to normalize over the remainder of the fiscal year. Interest expense was $48,219 and $187,557 for the three months ended June 30, 2018 and June 30, 2017, respectively.

The Company incurred an exchange gain of $69,725 for the six months ended June 30, 2018 and an exchange gain of $16,387 for the three months ended June 30, 2018. There was no exchange gain or loss for the three and six months ended June 30, 2017. Exchange loss during 2018 was related to Bow’s operations as it conducts its business in Canadian dollars (CDN).

The Company recorded a loss on extinguishment of debt of $260,162 from the increase and reissuance of debt.

During the six months ended June 30, 2018, the Company recognized an impairment of goodwill of $27,129,963 after assessing the fair value of the Bow acquisition. The impairment occurred during the three months ended March 31, 2018.

The Company incurred a loss of $3,167 from the change in fair value of derivative liabilities. A derivative liability was incurred upon the issuance of the CDN priced warrants issued to a debt holder.

Net Loss

Net loss for the six months ended June 30, 2018 was $30,847,969 compared to a net loss of $1,725,416 for the six months ended June 30, 2017. This significant difference is due to the impairment of $27,129,963 recognized pursuant to the acquisition of Bow and to other factors as described above.

Changes in Financial Condition

The financial condition of the entity changed significantly from December 31, 2017 to June 30, 2018 as the Company completed the acquisition of Bow.

The net acquired assets of $34,607,088 in the Bow transaction are summarized as follows:

Cash	$3,784
Other current assets	4,763
Deposits	337,997
Furniture, equipment & software	12,059
Unproved properties and properties not subject to amortization	9,705,590
Goodwill	27,129,963
Accounts payable	(1,157,876)
Note payable	(1,429,192)

Incurred in the acquisition, were several notes payable. Collectively, the following are outstanding obligations:

			June 30, 2018		December 31, 2017
	Nominal interest rate	Date of maturity	Face value	Carrying amount	Face value	Carrying amount
Truck loan (i)	5.49%	January 6, 2022	$59,923	$59,923	$56,786	$56,786
Promissory note (ii)	12%	September 30, 2018	36,830	42,350	—	—
Promissory note (iii)	12%	September 30, 2018	35,692	39,987	—	—
Bukit Energy Inc.(iv)	8.5%	December 15, 2017	470,000	519,302	—	—
Credit note (v)	12%	May 11, 2021	1,530,000	1,556,366	—	—
			$2,132,445	2,217,928	56,786	56,786
Long term debt
Truck loan				20,926		24,204
Credit note (v)				1,079,544		—
Total long-term notes payable				1,100,470	24,204	24,204
Current portion of notes payable				$1,117,458	$32,582	$32,582

The promissory notes are repayable in full on maturity. The difference between the face value and carrying amount is attributed to accrued interest.

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $59,923 for a term of five years at 5.49% annual percentage rate.

(ii)	The note matures on September 30, 2018 and carries interest at 12% per annum.

(iii)	The note matures on September 30, 2018 and carries interest at 12% per annum.

(iv)	In conjunction with the close of the purchase of the Bukit assets, Bow issued a note payable to Bukit Energy Inc. of $500,000 with interest at the rate of 8.5% per annum, calculated monthly, not in advance, on the principal amount. The note matured on August 31, 2017. The note was extended to December 15, 2017. The note is in default and remained in default at the time of issuance of these financial statements. The Company repaid 30,000 of principle during the period ended June 30, 2018.

(v)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. The Company is also required to make a payment of principal and interest in the amount of $50,818 per month for a period of 36 months towards the amount owed beginning on July 15, 2018; these payments were extended to begin on September 15, 2018. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The acquisition agreement was entered on June 29, 2018 with an effective date of June 1, 2018.

In order to induce the Lender to enter into the Loan Agreement, the Company agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”), which were issued on May 18, 2018, and warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in Canadian dollars, and when the Loan Agreement is repaid; (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expire on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020.

The fair value of the 500,000 common shares issued were assessed at the market price of the stock on the date of issuance and fair valued at $47,500. In connection with warrants issued in Canadian dollars, the Company has assessed an initial derivative liability of $30,401. The derivative is fair valued at the end of each reporting period. The Company recorded a gain for the period ended June 30, 2018 of $3,556 to adjust the liability to its fair value at the end of the reporting period of $26,845.

The fair value of the warrants issued were assessed at $182,650 and the Company recorded a total loss on extinguishment of debt of $260,162.

(vi)	For the purposes of the acquisition of the 25% working interest in a producing oil and gas property, the Company issued a promissory note dated June 8, 2018 for CAD $406,181 ($308,454). The note bears 9% simple interest. The note matures on November 30, 2018.

Liquidity

As of June 30, 2018, we had total current assets of $1,614,970 and total assets in the amount of $24,819,599. Our total current liabilities as of June 30, 2018, were $4,366,889 and our total liabilities as of June 30, 2018 were $5,952,712. We had negative working capital of $3,841,401 as of June 30, 2018.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable of $2,217,928 (see the table above and Note 6 to the Interim Consolidated Financial Statements for information regarding outstanding debt obligations) and accounts payable and accrued liabilities of $ 2,700,959, mainly consisting of accrued officer salaries.

Our sources and (uses) of funds for the six months ended June 30, 2018 were:

Cash provided (used) in operations	$(230,511)
Net cash acquired from purchase of Bow Energy Ltd., a related party	3,784
Proceeds from issuance of preferred stock	20,000
Proceeds from issuance of common stock	411,175)

Net cash used by operating activities was $230,511 and $529,466 for the six months ended June 30, 2018 and 2017, respectively.

Net cash provided by financing activities was $398,712 and $475,786 for the six months ended June 30, 2018 and 2017, respectively. The decrease was due to an increase in year over year repayments of $59,581. To finance the operational losses for the six months ended June 30, 2018, the Company obtained proceeds from issuance of common stock in the amount of $411,175, $20,000 from preferred stock and proceeds from related party of $42,000. These proceeds were offset by repayments to related party of $47,600 and principal payments on notes payable of $31,695. During the six months ended on June 30, 2017, the Company received gross proceeds of $48,000 from the issuance of common stock, proceeds from shareholder advances of $206,500 which were offset by payments for advances on notes payable of totaling $19,714. During the six months ended June 30, 2018, the Company also received gross proceeds of $20,000 from the issuance of preferred stock compared to $241,000 during the six months ended June 30, 2017.

The Company continues to operate at a negative cash flow of approximately $90,000 per month and our auditors have raised a going concern in their latest audit report. Management is pursuing several initiatives to secure funding to increase production at both the SUDS Field and TLSAU field which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $1,000,000, which funding may not be available on favorable terms, if at all.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by working over existing wells and drilling productive oil or gas wells. However, we will need to raise additional funds to workover or drill new wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to cease operations. There can be no assurance that we will be successful in raising the capital needed to drill oil or gas wells nor that any such additional financing will be available to us on acceptable terms or at all. Any wells which we may drill may not be productive of oil or gas. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty. Moving forward we may sell certain of our oil and gas properties in an effort to raise funds to support our operations and future planned oil and gas operations.

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

Item 3  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4  Controls and Procedures

(a)  We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act , is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2018, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. Such disclosure controls and procedures were deemed ineffective due to material weaknesses in connection with disclosure and related issues associated with related party transactions involving the Company and its officers and directors, and recording, presentation and disclosure issues associated with acquisition transactions.

(b)   Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1  Legal Proceedings

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

Item 1A  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on April 17, 2018, under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2017, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Future conditions might require us to make write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31 of each year, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. If conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations. On March 31, 2018, the Company recorded an impairment to goodwill of $27,129,963. The impairment was assessed based on future cash flow as of March 31, 2018.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of all equity securities sold by the Company during the period covered by this report and through the date of filing of this report, that were not registered under the Securities Act, which has not previously has been included in a Current Report on Form 8-K or the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company became effective, whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company paid Mr. Burns $33,000, and granted Mr. Burns warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The Company also issued 2,000,000 shares of restricted common stock to Mr. Burns pursuant to the agreement of the Company on May 14, 2018.

On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board of Directors to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in health benefits for Mr. Burns and his family. The Company issued 500,000 shares of restricted common stock to Mr. Burns on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns was granted warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share, expiring in 36 months, which were fully-vested upon their grant.

On April 26, 2018, the Company issued 200,000 shares of common stock as a bonus to a vendor valued at $14,000 based on the closing price of $0.07 per share.

On April 26, 2018, a warrant holder exercised his 500,000 warrants at a strike price of $0.10 for gross proceeds of $50,000 and was issued 500,000 shares of common stock.

On April 26, 2018, a warrant holder exercised his warrants to purchase 500,000 shares of common stock at a strike price of $0.10 for gross proceeds of $50,000.

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

During the six months ended June 30, 2018, Company issued 600,000 shares of restricted common stock to consultants for services rendered.

During the six months ended March 31, 2018, the Company closed a private placement of two units for $100,000, with each unit having a price of $50,000, each of which is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020.

The table below summarizes the warrants granted during the six month period ended June 30, 2018:

	Number of Warrants	Exercise Price

Board of Director Service	3,750,000	$0.10
Pursuant to acquisition of Bow Energy Ltd., a related party	368,000	$0.18
Note payable issuance	2,320,000	$0.10
Private placements	2,187,500	$0.20
Pursuant to employment termination agreement	3,000,000	$0.10
Pursuant to consulting agreement	2,000,000	$0.10
Pursuant to employment termination agreement	250,000	$0.20
Deferred salary – CEO, former CFO	339,166	$0.14
Pursuant to settlement of loan from director (Joel Oppenheim)	500,000	$0.14
	14,714,666

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

Item 3  Defaults Upon Senior Securities

None.

Item 4  Mine Safety Disclosures

Not Applicable.

Item 5  Other Information

None

Item 6  Exhibits

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
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

PETROLIA ENERGY CORPORATION

September 26, 2018	By:	/s/ Tariq Chaudhary
Tariq Chaudhary
Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.

2.1	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
2.2	Bukit Energy Inc. Share Purchase Agreement Dated May 16, 2017		10-Q	2.2	3/31/2018	000-52690
2.3	Share Exchange Agreement by and between Petrolia Energy Corporation and Blue Sky Resources Ltd, dated August 31, 2018 and effective July 1, 2018		8-K	2.1	9/5/2018	000-52690
3.1	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017		10-Q	3.1	3/31/2018	000-52690
10.1	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	12/31/2017	000-52690
10.2	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	12/31/2017	000-52690
10.3	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.4	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.5	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.6	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.6	3/31/2018	000-52690
10.7	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.7	3/31/2018	000-52690
10.8	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.1	7/6/2018	000-52690
10.9	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.2	7/6/2018	000-52690
10.10	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.3	7/6/2018	000-52690
10.11	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.1	9/5/2018	000-52690
10.12	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.2	9/5/2018	000-52690
10.13	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.3	9/5/2018	000-52690

10.14	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.4	9/5/2018	000-52690
10.5	Form of 12% Bridge Note – 2018		8-K	10.5	9/5/2018	000-52690
14.1	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.2	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document	X

 * Filed herewith.

** Furnished herewith.

