Form 10-Q
period 2018-09-30
Petrolia Energy Corp
filed 2019-05-10
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,673,727 shares of common stock as of May 10, 2019.

PART I

Item 1. Financial Statements

PETROLIA ENERGY CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$5,378	$82,593
Accounts receivable	77,601	51,026
Other current assets	15,816	8,993
Total current assets	98,795	142,612

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	16,888,016	14,312,580
Furniture, equipment & software	201,110	264,723
Less accumulated depreciation and depletion	(3,543,325)	(1,192,229)
Net property and equipment	13,545,801	13,385,074

Other Assets
Intangible assets	49,886	49,886
Total Assets	$13,694,482	$13,577,572

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Bank indebtedness	$17,322	$—
Accounts payable	290,183	253,557
Accounts payable – related parties	51,148	159,878
Accrued liabilities	504,194	81,083
Accrues liabilities – related parties	582,401	815,814
Notes payable	169,098	32,582
Notes payable – related parties	539,876	217,100
Derivative liability	34,369	—
Total current liabilities	2,188,591	1,560,014

Asset retirement obligations	1,814,222	473,868
Notes payable	880,073	24,204
Total Liabilities	4,882,886	2,058,086

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 and 197,100 shares issued and outstanding	$199	$197
Common stock, $0.001 par value; 400,000,000 shares authorized; 158,111,227 and 111,698,222 shares issued and outstanding	158,111	111,698
Additional paid in capital	56,265,132	22,730,974
Accumulated other comprehensive income	(18,858)	—
Accumulated deficit	(47,592,988)	(11,323,383)
Total Stockholders’ Equity	8,811,596	11,519,486

Total Liabilities and Stockholders’ Equity	$13,694,482	$13,577,572

The accompanying notes are an integral part of these unaudited interim financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Oil and gas sales
Oil and gas sales	$655,176	$40,632	$708,917	$116,024
Total revenue	655,176	40,632	708,917	116,024

Operating expenses
Lease operating expense	618,631	77,568	761,511	318,241
Production tax	901	2,150	4,014	7,284
General and administrative expenses	692,588	986,296	3,806,341	2,131,070
Depreciation, depletion and amortization	48,393	17,582	80,307	54,986
Asset retirement obligation accretion	7,002	12,628	18,487	36,833
Impairment of oil and gas properties	2,322,255	—	2,322,255	—
Impairment of equipment	13,783	—	13,783	—
Total operating expenses	3,703,553	1,096,224	7,006,698	2,548,414

Loss from operations	(3,048,377)	(1,055,592)	(6,297,781)	(2,432,390)

Other income (expenses)
Interest expense	(40,256)	(2,361)	(118,239)	(263,029)
Foreign exchange gain (loss)	(1,775)	—	67,950	—
Loss on related party debt settlement of accrued salaries	—	(5,422)	(203,349)	(94,177)
Change in fair value of derivative liabilities	(7,524)	—	(4,357)	—
Loss on debt extinguishment	—	—	(260,162)	—
Gain (loss) on acquisition and disposition of Bow Energy Ltd.	3,679,776	—	(29,319,554)	—
Other income	—	—	—	805
Total other income (expenses)	3,630,221	(7,783)	(29,837,711)	(356,401)

Net income (loss)	581,844	(1,063,375)	(36,135,492)	(2,788,791)

Series A Preferred Dividends	(45,166)	(41,134)	(134,113)	(49,767)

Net income (loss) attributable to common stockholders	$536,678	$(1,104,509)	$(36,269,605)	$(2,838,558)

Earnings (loss) per share
Basic and diluted	$0.00	$(0.01)	$(0.19)	$(0.03)

Weighted average number of shares of common stock outstanding - Basic	220,922,294	102,760,115	189,234,812	88,594,051
Weighted average number of shares of common stock outstanding - Diluted	221,387,261	102,760,115	189,234,812	88,594,051

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(56,015)	$—	$(18,858)	$—

Comprehensive income (loss)	$525,829	$(1,104,509)	$(36,154,350)	$(2,788,791)

The accompanying notes are an integral part of these unaudited interim financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash Flows from Operating Activities
Net loss	$(36,135,492)	$(2,788,791)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	80,307	54,986
Asset retirement obligation accretion	18,487	36,833
Bad debt expense	25,000	—
Loss on related party debt settlement of accrued salaries	203,349	94,177
Change in fair value of derivative liabilities	4,357	—
Loss on extinguishment of debt	260,162	—
Equity settled finance fee	76,537	107,420
Warrant expense related to business combination	103,632	—
Stock-based compensation	2,689,949	774,614
Foreign currency remeasurement gain	(61,906)	—
Loss on acquisition and disposition of Bow Energy Ltd.	29,319,554	—
Impairment of furniture, equipment & software	13,783	—
Impairment of oil and gas properties	2,322,255	—
Guarantor fees	—	482,586
Interest on ORRI conversion	—	128,229
Loss on sale of vehicle	—	3,677
Changes in operating assets and liabilities
Accounts receivable	(241,701)	31,496
Other current assets	(6,823)	22,547
Deposits	240,000	—
Bank indebtedness	17,322	—
Accounts payable	273,541	370,927
Accounts payable – related parties	(6,140)	—
Accrued liabilities	295,414	—
Accrued liabilities – related parties	(171,792)	—
Net cash flows from operating activities	(680,205)	(681,299)

Cash Flows from Investing Activities
Purchase of working interest in Canadian Properties	(932,441)	—
Net cash acquired in acquisition of Bow Energy Ltd.	3,784	—
Net cash disposed of in sale of Bow Energy Ltd.	(4,003)	—
Purchase of fixed assets	—	(9,256)
Cash flows from investing activities	(932,660)	(9,256)

Cash Flows from Financing Activities
Proceed from issuance of common stock	262,500	110,065
Proceeds from issuance of common stock for exercise of warrants	179,675	—
Proceed from issuance of preferred stock	20,000	241,000
Proceeds from notes payable	1,000,000	—
Repayments on notes payable	(33,835)	(4,107)
Proceeds from related party notes payable	278,410	301,600
Repayments to related party notes payable	(171,100)	(14,000)
Cash paid for PORRI conversion	—	(3,230)
Cash flows from financing activities	1,535,650	631,328

Net change in cash	(77,215)	(59,227)
Cash at beginning of period	82,593	68,648

Cash at end of period	$5,378	$9,421

SUPPLEMENTAL DISCLOSURES (Note 13)

The accompanying notes are an integral part of these unaudited interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Askarii Resources and Petrolia Canada Corporation. All significant intercompany transactions are eliminated in the consolidation process. All non-intercompany balances are included in the consolidated financial statement balances and all significant intercompany transactions are eliminated in the consolidation process.

The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company’s proportionate share of earnings is included in earnings and added to or deducted from the cost of the investment.

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

Cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. At September 30, 2018, the Company did not hold any cash equivalents.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The Company adopted this standard on a modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

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

A portion of our product sales are short-term in nature. For those contracts, we use the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Receivables and allowance for doubtful accounts

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of warrants with an exercise price denominated in a currency other than the Company’s functional currency. These derivative financial instruments are measured at their fair value at the end of each reporting period. Changes in fair value are recorded in net income.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying value of cash, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, as reflected in the consolidated balance sheets, approximate fair value due to the short-term maturity of these instruments. The carrying value of notes payable approximates their fair value due to immaterial changes in market interest rates and the Company’s credit risk since issuance of the instruments.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of Petrolia Canada Corporation is the Canadian dollar. Assets and liabilities of these entities are translated from their functional currency of Canadian dollars into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ equity in the statement of stockholders’ equity.

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

4. ACQUISITION OF BOW ENERGY LTD., A RELATED PARTY

On November 30, 2017, we signed an Arrangement Agreement (the “Arrangement”) to acquire Bow Energy Ltd, a Canadian company which was then publicly traded on the Toronto Venture Exchange (“Bow” and the “Acquisition”). Bow is considered a related party due to the fact that the largest shareholder of Bow, BSIH Ltd. (“BSIH”), is affiliated with Petrolia’s CEO, Zel C. Khan. Bow’s offices are in Calgary, Alberta, Canada.

On February 27, 2018, the Acquisition closed, and we acquired all of the issued and outstanding shares of capital stock of Bow (each a “Bow Share”). The Arrangement was approved at a special meeting of shareholders of Bow held on February 21, 2018. None of the related party shareholders were included in this meeting. The vote was strictly between the non-affiliated shareholders and final approval of the Arrangement was granted by the Court of Queen’s Bench of Alberta on February 23, 2018.

BSIH’s Chief Executive Officer, Ilyas Chaudhary, is related to Mr. Khan. Mr. Chaudhary had a controlling interest in BSIH prior to the acquisition of Bow. Therefore, the Bow acquisition is a related party transaction.

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

A subsidiary of Bow Energy Ltd., Bow Energy Pte. Ltd., owns 75% of the issued and outstanding shares of Renco Elang Energy Pte. Ltd. (“REE”) which owns a 75% working interest in a Production Sharing Contract referred to as “South Block A” (the “Assets” or “SBA”) located onshore, North Sumatra, Indonesia. REE is the operator of the Assets. Effectively, the Company has a 44.48% working interest in the Assets.

On May 24, 2017, Bow’s wholly-owned subsidiary, Bow Energy International Holdings Inc. (“BEIH”), acquired all of Bukit Energy Inc.’s shareholding interests in five Singapore holding companies (the “Holding Companies”) that own the interests in four Production Sharing Contracts (“PSCs”) and one non-conventional joint study agreement (“JSA”), all interests are located onshore in Sumatra, Indonesia. The Holding Companies being acquired were Bukit Energy Central Sumatra (Mahato) Pte. Ltd. (“Mahato”), Bukit Energy Palmerah Baru Pte. Ltd. (“Palmerah Baru”), Bukit Energy Resources Palmerah Deep Pte. Ltd. (“Palmerah Deep”), Bukit Energy Bohorok Pte. Ltd. (“Bohorok”), and Bukit Energy Resources North Sumatra Pte. Ltd. (“Bohorok Deep”), collectively referred to as the “Bukit assets”.

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

The fair value of the 106,156,712 common shares issued as consideration for the acquisition of Bow ($34,607,088) was determined based on the acquisition date fair value of the shares.

The purchase price allocation can be summarized as follows:

Cash	$3,784
Accounts receivable	432,973
Other current assets	4,763
Deposits	337,997
Furniture, equipment & software	12,059
Unproved properties and properties not subject to amortization	3,403,250
Accounts payable	(1,157,876)
Note payable	(1,429,192)
Loss on acquisition	$32,999,330

As a result of the related party nature of the acquisition, the identifiable assets and liabilities acquired were measured at their carrying value, immediately prior to the acquisition with no gain or step-up in fair value. The consideration paid in excess of the net assets acquired was recorded to loss on acquisition. Actual amounts recognized by the Company once the acquisition accounting is finalized may differ materially from these estimates.

Acquisition costs included a grant of 100,000 shares ($37,000) of common stock as a bonus for the Bow Energy acquisition at a fair value of $0.37 per share. In addition, the Company incurred $103,632 in transaction costs associated with the issuance of warrants to purchase 320,000 shares of common stock in connection with the transaction.

The amount of Bow’s revenue and loss included in Petrolia’s consolidated income statement for the period ended September 30, 2018; and the revenue and loss of the combined entity had the acquisition date been January 1, 2018 and January 1, 2017, are as follows.

	Revenue	Earnings (Loss)
February 28, 2018 to September 30, 2018	$—	$(211,676)
Supplemental pro forma from January 1, 2018 to September 30, 2018	—	(36,186,545)
Supplemental pro forma from January 1, 2017 to September 30, 2017	$3,144,949	$(3,290,379)

5. DISPOSITION OF BOW ENERGY LTD., A RELATED PARTY

Effective August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”). The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the Company’s Chief Executive Officer. As described above in Note 4, Mr. Chaudhary indirectly owns and controls BSIH, which controlled Bow prior to the acquisition of Bow as described in Note 4.

Pursuant to the Exchange Agreement, we exchanged 100% of the ownership of Bow, in consideration for:

(a)	70,807,417 shares of the Company’s common stock owned and controlled by BSIH (the “Blue Sky Shares”);
(b)	$100,000 in cash (less certain advances paid by Blue Sky or Bow to the Company since April 1, 2018);
(c)	the assumption of certain payables owed by Bow, including $730,000 owed under the terms of a Loan Agreement, as amended, originally entered into by Bow, but not the subsequent $800,000 borrowed by Bow pursuant to the amendment to the Loan Agreement dated May 9, 2018 (which obligation is documented by a Debt Repayment Agreement);
(d)	20% of BEIH, which was wholly-owned by Bow (which entity’s subsidiaries own certain PSCs and certain other participating assets), pursuant to an Assignment Agreement;
(e)	certain carry rights described in greater detail in the Exchange Agreement, providing for Blue Sky to carry the Company for up to the next $10 million of aggregate costs in BEIH and the PSC assets, with any profits from BEIH being distributed 80% to Bow and 20% to the Company, pursuant to a Petrolia Carry Agreement; and
(f)	a 3% royalty, after recovery of (i) the funds expended by Bukit Energy Bohorok Pte Ltd, which is wholly-owned by BEIH in the Bohorok, Indonesia PSC since July 1, 2018, plus (ii) $3,546,450 (i.e., ½ of Bow’s share of the prior sunk cost of Bohorok, which royalty is evidenced by an Assignment of Petrolia Royalty).

The Exchange Agreement closed on August 31, 2018 and has an effective date of July 1, 2018. The Exchange Agreement contains customary and standard representations and warranties of the parties, indemnification obligations (which survive for six months following the closing) and closing conditions. The Company canceled the shares following the closing and returned such shares to the status of authorized but unissued shares of common stock. A total of 53,105,563 of the shares were cancelled during the three months ended September 30, 2018, and a total of 17,701,854 of the shares were cancelled in November 2018.

The gain on sale is summarized as follows:

Cash	$100,000
Shares returned to treasury (70,807,417 shares at $0.07 per share)	4,956,519
Total consideration received	5,056,519
Less: Carrying value of net assets disposed	(1,376,743)
Fair value of retained non-controlling interest (20% of $4,683,893 net liabilities of BEIH)	—	(1)
Gain on disposition of Bow Energy Ltd.	$3,679,776

(1)Initially recognized at $nil as the entity is in a net liability position.

The fair value of the 70,807,417 common shares to be returned as part of the consideration paid for Bow was determined on the closing price of the stock on August 31, 2018 at $0.07 per share for a fair value of $4,956,519.

The retained non-controlling 20% interest in BEIH was initially recognized at fair value with a minimum value of $nil and is accounted for using the equity method. During the quarter ended September 30, 2018, the Company’s share of loss on its investment in BEIH was $11,247, which was not recorded against the carrying value as the investment is in a net liability position. The carrying value of the investment at September 30, 2018 is $nil.

The gain on disposition of Bow was recorded to offset the loss on acquisition of Bow incurred in the year.

6. ACQUISITION OF CANADIAN PROPERTIES

Effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The Canadian Properties and the Working Interest were acquired from Blue Sky (a related party, as described in Note 5, above). Blue Sky had previously acquired an 80% working interest in the Canadian Properties from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd. and Cona Resources Partnership prior to the acquisition by the Company.

The effective date of the acquisition was June 1, 2018. The acquisition of the Canadian Properties was evidenced and documented by a Memorandum of Understanding between the Company and Blue Sky dated June 29, 2018 and a Conveyance between the parties dated as of the same date, pursuant to which the Company agreed to acquire the Working Interest in consideration for $1,428,581 in Canadian dollars (“CAD”) (approximately $1,096,216 in U.S. dollars) of which CAD $1,022,400 (approximately $782,441 in U.S. dollars) was paid in cash (the “Cash Payment”) and CAD $406,181 (approximately $313,775 in U.S. dollars) was evidenced by a promissory note (the “Acquisition Note”). The Cash Payment was made with funds borrowed by the Company pursuant to the terms of that certain $1,530,000 May 9, 2018, Amended and Restated Loan Agreement entered into with Bow and a third party (the “Loan Agreement” and the “Lender”). The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021.

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

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky. Pursuant to the MOU, the Company obtained the rights to acquire an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

7. EVALUATED PROPERTIES

The acquired properties and current properties can be summarized as follows.

Cost	Canadian properties	US properties	Askari	Total
As at January 1, 2018	$—	$14,199,049	$113,531	$14,312,580
Additions	1,246,216	—	—	1,246,216
Asset retirement cost additions	1,313,982	—	—	1,313,982
Foreign currency translation	15,238	—	—	15,238
As at September 30, 2018	2,575,436	14,199,049	113,531	16,888,016

Accumulated depletion
As at January 1, 2018	—	1,068,795	24,000	1,092,795
Impairment of oil and gas properties	—	2,322,255	—	2,322,255
Depletion	37,404	11,280	—	48,684
Depreciation	—	—	12,000	12,000
Foreign currency translation	357	—	—	357
As at September 30, 2018	$37,761	3,402,330	36,000	3,476,091

Net book value as at September 30, 2018	$2,537,675	$10,796,719	$77,531	$13,411,925

8. NOTES PAYABLE

	Nominal		September 30, 2018		December 31, 2017
	interest rate	Date of maturity	Face value	Carrying amount	Face value	Carrying amount
Truck loan (i)	5.49%	January 6, 2022	$59,367	$59,367	$56,786	$56,786
Credit note I (ii)	12%	May 11, 2021	800,000	789,804	—	—
Credit note II (iii)	12%	October 17, 2019	200,000	200,000	—	—
			$1,059,367	1,049,171	$56,786	56,786
Long term debt
Truck loan				20,370		24,204
Credit note I				710,000		—
Credit note II				149,703		—
Current portion of notes payable				$169,098		$32,582

The promissory notes are repayable in full on maturity. The difference between the face value and carrying amount is attributed to accrued interest.

i.	On January 6, 2017, the Company purchased a truck and entered into an installment note with Don Ringer Toyota in the amount of $59,923 for a term of five years at an annual percentage rate (APR) of 5.49%. The current portion of this note is $38,997.

ii.	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. The Company is also required to make a payment of principal and interest in the amount of $50,818 per month for a period of 36 months towards the amount owed beginning on July 15, 2018; these payments were extended to begin on September 15, 2018. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire the Working Interest in the Canadian Properties described above in Note 6.

In order to induce the Lender to enter into the Loan Agreement, the Company agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”), which were issued on May 18, 2018, and warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in Canadian dollars and expire in May 15, 2021, (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expire on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020.

The fair value of the 500,000 common shares issued were assessed at the market price of the stock on the date of issuance and valued at $47,500. The fair value of the Canadian dollar denominated warrants issued were assessed at $30,012 using the Black Scholes Option Pricing Model. The fair value of the U.S. dollar denominated warrants issued were assessed at $182,650 using the Black Scholes Option Pricing Model. The Company determined the debt modification to be an extinguishment of debt and recorded a total loss on extinguishment of debt of $260,162.

Upon the disposition of Bow pursuant to the Exchange Agreement described above under Note 5, a total of $730,000 of the obligations owed under the Loan Agreement transferred to Blue Sky.

iii.	On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 for the purpose of acquiring an additional 3% working interest in the Canadian Properties (note 6). The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest are due monthly, commencing on October 17, 2018. The loan is secured against the Company’s 3% Working Interest in the Canadian Properties and has no financial covenants.

9. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (“AROs”) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date of the working interest (see Note 6). The cost of the tangible asset, including the asset retirement cost, is depleted over the life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated discount rates and changes in the estimated timing of abandonment.

Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. For the Canadian property additions, abandonment and reclamation liabilities are prescribed by the province in which the Company operates in.

The following is a description of the Company’s asset retirement obligations:

	United States properties	Canadian properties	Total
Asset retirement obligations at beginning of period	$473,868	$—	$473,868
Additions	—	1,313,982	1,313,982
Accretion expense	17,476	1,011	18,487
Foreign currency translation	—	7,885	7,885
Asset retirement obligations at end of period	$491,344	$1,322,878	$1,814,222

10. EQUITY

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

On February 5, 2018, one accredited investor subscribed and purchased 2,000 shares of Series A Preferred Stock by remitting payment of $20,000. As of September 30, 2018, there were 199,100 Series A Preferred Stock shares outstanding.

In accordance with the terms of the Series A Preferred Stock, cumulative dividends of $134,113 were declared for the nine months ended September 30, 2018.

Common Stock

During the nine months ended September 30, 2018, the Company issued and repurchased an aggregate of 117,220,422 and 70,807,417 shares of common stock, respectively. As of September 30, 2018, there were 158,111,227 shares of common stock outstanding. The number of shares of common stock outstanding reflects 17,701,854 shares of common stock repurchased in the sale of Bow and held in treasury at period end. These shares were cancelled in November 2018 (see note 5).

From January 1, 2018 to September 30, 2018, the Company closed private placements at $0.12 per unit for a total of 2,187,500 units and gross proceeds of $262,500. Units were comprised of one common share and one warrant entitling the holder to purchase one common share for a period of two years from the date of issuance. The proceeds were allocated to common stock based on the par value of shares issued and additional paid in capital based on the residual value of proceeds received.

On January 24, 2018, 350,000 shares of common stock, valued at $59,500 based on their grant date fair value, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On January 24, 2018, Mr. James Burns was issued 616,210 shares of restricted common stock in consideration for 2017 deferred salary of $61,621. The shares were valued at $264,970 based on their grant date fair value. A debt settlement loss of $203,349 was recorded.

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

On February 1, 2018, director, Joel Oppenheim subscribed for a private placement resulting in the issuance of 208,333 shares of common stock and warrants for gross proceeds of $25,000 at a price of $0.12 per unit.

On February 1, 2018, our then director Quinten Beasley, exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of Accounts Payable to a company controlled by the director at an average share price of $0.092 per share. No gain or loss was recorded on settlement.

On February 27, 2018, the Company closed the Acquisition and acquired all of the issued and outstanding shares of capital stock of Bow in consideration for 106,156,712 shares (valued at $34,607,088) of the Company’s common stock as disclosed in Note 4. The shares were valued based on their grant date fair value.

On February 28, 2018, one warrant holder exercised warrants to purchase a total of 360,000 shares of common stock by remitting payment of $36,875 at an average share price of $0.102 per share.

On February 28, 2018, Director Joel Oppenheim exercised warrants to purchase 630,000 shares of common stock by remitting payment of $61,800 at an average share price of $0.098 per share.

On March 23, 2018, director, Joel Oppenheim subscribed for a private placement resulting in the issuance of 104,167 shares of common stock and warrants for gross proceeds of $12,500 at a price of $0.12 per unit.

On March 31, 2018, 350,000 shares, valued at $35,000 based on their grant date fair value, were issued in accordance with Mr. Burns common stock related salary compensation.

On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company became effective, whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company paid Mr. Burns $33,000, and granted Mr. Burns warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The Company also issued 2,000,000 shares of restricted common stock to Mr. Burns pursuant to the agreement of the Company on May 14, 2018. The fair value of the warrants ($220,801), was calculated using a Black Scholes model and the restricted shares were valued at the closing price of Petrolia’s stock, or $180,000 and recorded to stock compensation expense.

On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board of Directors to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in health benefits for Mr. Burns and his family. The Company issued 500,000 shares of restricted common stock to Mr. Burns on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns was granted warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share, expiring in 36 months, which were fully-vested upon their grant. The fair value of the warrants was calculated using a Black Scholes model ($147,201) and the restricted shares were valued at the closing price of Petrolia on the date of the agreement ($45,000) and were recorded to stock compensation expense.

On April 26, 2018, the Company issued 200,000 shares of restricted common stock as a bonus to a vendor valued at $20,000 based on the closing price of the Company’s common stock.

On April 26, 2018, director Joel Oppenheim exercised warrants to purchase 500,000 shares of common stock at a strike price of $0.10 for gross proceeds of $50,000.

On May 9, 2018, in conjunction with a debt financing, the Company issued 500,000 shares, fair valued at $47,456 as a financing fee.

On May 22, 2018, 500,000 shares of common stock were issued to an officer Tariq Chaudhary, who had served as the Chief Financial Officer of the Company, as part of his compensation package. These shares were fair valued based on the value of the closing price of Petrolia’s stock, or $50,000.

On June 25, 2018, the Company issued 600,000 shares of restricted common stock to consultants for services rendered. These shares had a fair value of $45,000 based on their grant date fair value.

On August 31, 2018, the Company entered into an Exchange Agreement with Blue Sky whereby it and its affiliates would return 70,807,417 shares to treasury for the purchase of Bow Energy Ltd. The fair value of the cancelled shares was determined based on the closing price of the Company’s common stock on August 31, 2018, which was $0.07 per share for a fair value of $4,956,519. A total of 53,105,563 of the shares were cancelled during the three months ended September 30, 2018, and a total of 17,701,854 of the shares were cancelled in November 2018.

On September 27, 2018, the Company issued 310,000 shares of common stock in connection with the exercise of warrants to purchase 310,000 shares of common stock at an exercise price of $0.10 per share, upon receipt of the $31,000 aggregate exercise price of such warrants.

Warrants

Summary information regarding common stock warrants granted and outstanding as of September 30, 2018, is as follows:

	Warrants	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Outstanding at year ended December 31, 2017	35,087,198	$0.24	2.15
Granted	17,454,666	0.11	1.92
Exercised	(2,910,000)	0.10	—
Expired	(4,900,000)	0.09	—
Outstanding at nine months ended September 30, 2018	44,731,864	$0.22	1.17

The intrinsic value of warrants as of September 30, 2018 is $256,708 and as of December 31, 2017 is $1,106,583.

The table below summarizes the warrants granted during the nine month period ended September 30, 2018:

	Number of Warrants	Exercise Price
Board of Director service	5,750,000	$0.10
Pursuant to acquisition of Bow Energy Ltd., a related party	368,000	$0.18
Note payable issuance	2,590,000	$0.10
Private placements	2,187,500	$0.20
Pursuant to employment termination agreement	3,000,000	$0.10
Pursuant to consulting agreement	2,000,000	$0.10
Pursuant to employment termination agreement	250,000	$0.20
Deferred salary – CEO, former CFO	339,166	$0.14
Pursuant to settlement of loan from a director (Joel Oppenheim)	970,000	$0.14
	17,454,666

The 5,750,000 warrants granted to directors and the advisory board for the nine months ended September 30, 2018 were fair valued at $539,214. In conjunction with the acquisition of Bow, warrants to acquire 320,000 shares of Bow common stock were exchanged for 368,000 warrants to acquire shares of common stock of the Company. The warrants are exercisable at $0.08 per share, mature upon repayment of a debt agreement and were fair valued at $103,632.

On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement ($1,530,000) accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company give the Lender 10 days’ notice of our intent to repay and pay the Lender the interest which would have been due through the maturity date at the time of repayment. The Company is also required to make a payment of principal and interest in the amount of $50,818 per month towards the amount owed beginning on September 15, 2018 . The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire the Working Interest in the Canadian Properties described above in Note 6.

In order to induce the Lender to enter into the Loan Agreement, the Company agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”), which were issued on May 18, 2018, and On May 18, 2018, as an inducement to enter into an Amended and Restated Loan Agreement, the Company issued, among other instruments, warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in dollars and expire on May 15, 2021; (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expire on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020 (see note 8). The fair value of the warrants issued were assessed at $182,650 and recorded a total loss on extinguishment of debt of $260,162.

Pursuant to a termination agreement, dated January 19, 2018, with the Company’s former CFO, Paul Deputy, the Company issued 250,000 warrants exercisable at $0.20 expiring in 36 months. The fair value of warrants issued was $109,021.

Pursuant to a termination agreement with Mr. Burns, warrants to purchase 3,000,000 shares of common stock were issued at an exercise price of $0.10 per share; and the warrants were fair valued using a Black Scholes model for $221,401.

James Burns was granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were fair valued at $147,600.

The warrants to purchase 339,166 shares of common stock granted as deferred salary for the nine months ended September 30, 2018 were fair valued at $34,478.

Pursuant to a loan agreement with director Joel Oppenheim, warrants to purchase 250,000 shares of common stock each were granted at March 31, June 30, and September 30, 2018. The warrants granted at March 31, 2018 were granted at an exercise price of $0.23 per share and fair valued at $24,623. The warrants granted at June 30, 2018 were granted at an exercise price of $0.10 per share and fair valued at $20,853. The warrants granted at September 30, 2018 were granted at an exercise price of $0.10 per share and fair valued at $27,011. The warrants were valued using the Black-Scholes Option Pricing Model.

Stock Options

Upon closing of the Acquisition, the Company granted stock options to purchase 3,500,000 shares of common stock to former Bow employees and directors exercisable at $0.12 per share, expiring February 27, 2021. The stock options were valued at $1,131,639 using the Black Scholes options pricing model with volatility of 283%, discount rate of 2.42%, and a call option value of $0.32.

11. DERIVATIVE FINANCIAL INSTRUMENTS

On May 18, 2018, as an inducement to enter into an Amended and Restated Loan Agreement, the Company issued, among other instruments, warrants to acquire 320,000 shares of common stock with an exercise price of $0.10 per share in Canadian dollars (see note 8). The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company assessed an initial derivative liability of $30,012. The Company recorded a loss for the period ended September 30, 2018 of $4,357 to adjust the liability to its fair value at the end of the reporting period of $34,369.

12. RELATED PARTY TRANSACTIONS

The chart below summarize the Notes Payable of related party as of September 30, 2018 and December 31, 2017.

			September 30, 2018	December 31, 2017
	Nominal interest rate	Date of maturity	Carrying amount	Carrying amount
M Hortwitz			$10,000	$10,000
Leo Womack			3,000	-
Lee Lytton			3,500	3,500
Quinten Beasley			10,000	10,000
Joel Oppenheim			162,000	47,000
Jovian Petroleum Resources	3.5%		45,910	-
Jovian Petroleum Resources			-	146,600
Blue Sky Resources			55,075	-
Blue Sky Resources	9%	December 29, 2019	160,391	-
Leo Womack	12%	October 17, 2018	60,000	-
Ivar Siem	12%	October 17, 2018	20,000	-
Joel Oppenheim	12%	October 17, 2018	10,000	-
			$539,876	$217,100

On January 15, 2018, Paul Deputy, the former CFO, terminated his employment with the Company. The Company has agreed to pay severance of $192,521 amortized over a 30 month period beginning April 15, 2018 at a 5% annual percentage rate, $5,000 per month for January, February and March of 2018 and issue warrants to purchase 250,000 shares of common stock exercisable at $0.20 per share expiring in 36 months. The fair value of warrants granted was $109,021. The outstanding balance of severance payable is included in accrued liabilities – related parties.

On January 12, 2018, the Company entered into an employment agreement with Tariq Chaudhary, the Company’s CFO, for a period of one year. The CFO was to be paid a salary of $7,500 a month during the first 90 days of the probationary period. Upon successful completion of the probationary period, the salary was to be $120,000 per year. Also, the CFO was to be given a signing bonus of 500,000 shares of common stock and was granted warrants to purchase 500,000 shares of common stock exercisable at $0.12 per share equally vesting over 36 months upon successful completion of the probationary period. On October 31, 2018, Tariq Chaudhary, who had served as the Chief Financial Officer of the Company since January 16, 2018, tendered his resignation as Chief Financial Officer, effective immediately.

On February 1, 2018, our then director Quinten Beasley, exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of Accounts Payable to a company controlled by our then director, Quinton Beasley, at an average share price of $0.092 per share. No gain or loss was recorded at settlement.

On February 1, 2018, director, Joel Oppenheim subscribed for a private placement resulting in the issuance of 208,333 shares of common stock and warrants for gross proceeds of $25,000 at a price of $0.12 per unit.

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. The Company repaid $47,600 on the LOC. As at September 30, 2018, $45,910 was outstanding on the LOC and the balance was recorded to related party notes payable.

On February 26, 2018, Mr. Oppenheim was issued 630,000 shares of common stock. These shares were the result of exercising warrants to purchase 630,000 shares of common stock, at an average exercise price of $0.098 per share, which included the remittance of $61,800 as the aggregate exercise price.

On February 27, 2018, the transactions contemplated by the November 30, 2017, Arrangement (the “Arrangement”) entered into to acquire Bow Energy Ltd (“Bow” and the “Acquisition”), a Canadian company with corporate offices in Alberta, Calgary, closed and the Company acquired Bow Energy Ltd., a related party and all of the issued and outstanding shares of capital stock of Bow (each a “Bow Share”). Under the terms of the Arrangement, Bow shareholders are deemed to have received 1.15 common stock shares for each Bow Share. A total of 106,156,712 shares of the Company’s common stock were issued to the Bow shareholders as a result of the Arrangement, plus additional shares in connection with rounding. Prior to the acquisition of Bow, BSIH was the largest shareholder of Bow.

On March 23, 2018, director, Joel Oppenheim subscribed for a private placement resulting in the issuance of 104,167 shares of common stock and warrants for gross proceeds of $12,500 at a price of $0.12 per unit.

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

On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in health benefits for Mr. Burns and his family. The Company will issue 500,000 shares of restricted common stock, which it satisfied on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns was granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were granted at fair value using a Black Scholes model for $147,600 and the restricted shares were valued at the closing price of the Company’s common stock on the date of the agreement for $45,000.

On May 22, 2018, 500,000 shares of restricted common stock were issued to the then CFO, Tariq Chaudhary, as per his employment offer letter.

As described in Note 6, above, effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada, from Blue Sky. The President of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer.

On August 17, 2018, the Company sold an aggregate of $90,000 in Convertible Promissory Notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and are due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). The warrants have a contractual life of one year. As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. The Company fair valued the warrants issued using a Black Scholes model for a total fair value of $6,249.

As described above in Note 5, effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky, pursuant to which, among other things, we sold Blue Sky 100% of our ownership of Bow and 70,807,417 shares of the Company’s common stock owned and controlled by Blue Sky and BSIH were returned to the Company for cancellation. A total of 53,105,563 of the shares were cancelled during the three months ended September 30, 2018, and a total of 17,701,854 of the shares were cancelled in November 2018.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky. Pursuant to the MOU, the Company acquired an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

13. SUPPLEMENTAL DISCLOSURES – CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest Paid	$25,452	$22,782
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Common shares issued for purchase Bow Energy Ltd. (note 4)	34,607,088	—
Shares cancelled as proceeds in sale of Bow Energy Ltd. (note 5)	4,956,519	—
Settlement of accrued salaries for related parties with common shares	61,621	—
Settlement of account payable – related parties for common shares, related party	102,590	—
Series A preferred dividend	134,113	—
Proceeds from notes payable paid directly by the related party creditor to seller for acquisition of working interests	313,775	—
Sale of vehicle to related party	—	8,677
Note payable for vehicle purchase	—	35,677
Initial recognition of asset retirement obligation	—	101,405
Preferred shares issued for purchase of related party’s equipment	—	30,000
Settlement of accounts receivable and other assets for oil and gas properties	—	465,798
Settlement of debt with preferred shares	—	154,000
Settlement of debt with preferred shares – related parties	—	925,900
Settlement of debt with common shares	—	32,532
Settlement of ORRI investments with preferred shares	—	405,000
Settlement of related party debt with shares of common stock and warrants	—	4,033,151

14. SUBSEQUENT EVENTS

On October 17, 2018, director Quinten Beasley tendered his resignation, the Board accepted Mr. Beasley’s resignation and issued Mr. Beasley 2,000,000 shares of common stock, with a value of $150,000 in consideration for past services rendered to the Company.

On October 17, 2018, the Board approved the appointment of Mr. Richard Dole as a Director of the Company.

On October 26, 2018, director Leo Womack exercised warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.06 per share, by remitting payment of $60,000.

On October 31, 2018, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit at a price of $25,000, is comprised of (a) 312,500 shares of common stock and (b) one warrant to purchase an additional 625,000 shares of common stock at a price of $0.10 per share at any time prior to November 1, 2020.

On October 31, 2018, Tariq Chaudhary, who had served as the Chief Financial Officer of the Company since January 16, 2018, tendered his resignation as Chief Financial Officer, effective immediately. The resignation was not due to a disagreement with the Company or in connection with any matter relating to the Company’s operations, policies or practices. Effective on October 31, 2018, Horacio Alfredo Fernandez was appointed as the interim Chief Financial Officer of the Company to fill the vacancy left by Mr. Chaudhary’s resignation.

On November 1, 2018, the Company entered into a Purchase and Sale Agreement with Crossroads Petroleum L.L.C. (“Crossroads” and the “Sale Agreement”). Pursuant to the Sale Agreement, the Company sold Crossroads an 83% leasehold net revenue interest and 100% working interest, in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “Noack Assets”). The Sale Agreement includes customary indemnification obligations of the parties. Crossroads agreed to pay $375,000 for the Noack Assets plus $5,000 per month, on a month-to-month basis, until they are granted official operatorship by the Railroad Commission, the payment plan is as follows: (a) a $13,500 deposit which was made on October 12, 2018; (b) $121,500 which was paid on November 7, 2018, (c) $60,000 which was paid on February 8, 2019; (d) $65,000 which was paid on February 28, 2019; and (e) $125,000 which was due March 31, 2019 and this payment was not made. The sale had an effective date of November 1, 2018, which date was further amended to April 30, 2019 . Until paid in full, the Company maintains a secured lien against the assets sold which may be foreclosed upon after a 30-day cure period. The Company has recorded an impairment to the Noack cash generating unit of $2,322,255 in the period ended September 30, 2018 to impair the carrying value of the property to the expected sale price.

On November 13, 2018, director Joel Oppenheim subscribed and purchased one (1) unit in our private offering securities, by remitting payment of $25,000.

On November 13, 2018, Richard Dole, who subsequently became a director of the Company, subscribed and purchased one (1) unit in our private offering securities, by remitting payment of $25,000.

On November 13, 2018, the related party company Jovian subscribed and purchased two (2) units in our private offering securities, by remitting payment of $50,000.

On December 19, 2018, director Joel Oppenheim subscribed and purchased an aggregate of one half (0.5) unit in our private offering of securities, by remitting payment of $12,500.

On December 19, 2018, an affiliated company, American Resources Offshore, a company controlled by our director Ivar Siem, subscribed and purchased one half (0.5) unit in our private offering of securities, by remitting payment of $12,500.

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

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016 and 2017, as described in greater detail in the “Plan of Operation” section below. Additionally, in February 2018, we acquired Bow Energy Ltd and its assets (“Bow”), provided that in September 2018, we divested Bow, each as discussed in greater detail above in “Part I – Item 1. Financial Statements - Note 4. Acquisition of Bow Energy Ltd., a Related Party” and “Note 5. Disposition of Bow Energy Ltd., a Related Party”.

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

In August 2013, we became an oil and gas operator and took over the operation of 100% of our wells. As such, we terminated our relationship with RTO Operating, LLC for the day-to-day operations and monitoring of our wells. During 2014, the Company continued to operate its own lease. During the fourth quarter of 2014, the Company hired Jovian Petroleum Corporation (Jovian) to survey the operations and well performance at the Noack field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014, the Company signed an operating agreement with Jovian to assume full operational responsibility for the Noack field under a fixed fee agreement of $10,000 per month for full operating field services. On March 1, 2015, the Company hired Zel C. Khan, our current CEO and director, who is stockholder and former employee of Jovian. This allowed for the fixed fee agreement with Jovian. The CEO and President of Jovian is Quinten Beasley, our former director (resigned October 31, 2018.

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012, we drilled and completed six (6) oil wells. During 2013, the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014, the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce, and one (1) well was not completed. During 2016, the Company had three (3) wells producing, ten (10) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed. During 2017, the Company had four (4) wells producing, ten (10) wells to workover, with one (1) injection well, and one (1) well not completed. During 2018, the Company had six (7) wells producing, eight (7) wells to workover, with one (1) injection well, and one (1) well not completed.

On November 1, 2018, the Company entered into a Purchase and Sale Agreement (“PSA”) with Crossroads Petroleum L.L.C. and Houston Gulf Energy. Pursuant to the Sale Agreement, the Company sold Crossroads an 83% leasehold net revenue interest and 100% working interest, in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “Noack Assets”). The Sale Agreement includes customary indemnification obligations of the parties. Crossroads agreed to pay $375,000 for the Noack Assets plus $5,000 per month, on a month-to-month basis, until they are granted official operatorship by the Railroad Commission, the payment plan is as follows: (a) a $13,500 deposit which was made on October 12, 2018; (b) $121,500 which was paid on November 7, 2018, (c) $60,000 which was paid on February 8, 2019; (d) $65,000 which was paid on February 28, 2019; and (e) $125,000 which was due March 31, 2019 and this payment was not made. The sale had an effective date of November 1, 2018, which date was further amended to April 30, 2019. Until paid in full, the Company maintains a secured lien against the assets sold which may be foreclosed upon after a 30-day cure period.

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of 2,600 acres located in Creek County, Oklahoma and carries a 76.5% net revenue interest (NRI). The first oil producer was completed in 1918 by Standard Oil of Ohio (“Sohio”), which at that time was owned by John D. Rockefeller. By 1959, approximately 14,000,000 barrels of oil had been recovered at an average well depth of 3,100 feet and over 100 wells in production. Through a series of events, the infrastructure had deteriorated, and the field suffered a lot of neglect. Since 2011, Jovian has invested an estimated $1.6 million into the restoration of the field; rebuilding the infrastructure and putting wells back in production. To date, 22 wells have been worked over and 9 are fully operational with considerable reserves remaining.

The Company has approved the SUDS well #1 and has approved and filed for two new infill wells to be drilled. The Company expects to drill the first well during the 2nd Quarter of 2019, funding permitting.

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

Slick Unit Exploration and Development Agreement

On July 24, 2018, the Company announced the signing of the Slick Unit Exploration and Development Agreement (the “Development Agreement”) with Boone Operating Inc. (“Boone”), a private Exploration & Production company, to explore and develop the Misener and Simpson Formations at the Slick Unit Dutcher Sands Field (“SUDS Field”). Under the terms of the Development Agreement, the development area consists of 480 acres where Boone will carry the cost of drilling the first well and will earn a 75% Working Interest (“WI”) position in that well. If the first well is successful, Boone will have the right to further develop the zone and the Company will maintain the right to participate in further drills, up to a 25% WI in each new well. The current producing Dutcher Sands formation is excluded from this Development Agreement, which the Company will continue developing.

The SUDS Field is a 2600-acre lease located in Creek County, 36 miles Southwest of Tulsa, Oklahoma. The field was first discovered in 1918 by SOHIO Oil Company utilizing over 100 wells with the primary objective to produce from the Dutcher Sands at an average well depth of 3,100 ft.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2017, reflects approximately 1.6 million barrels of proven oil reserves remaining for the 100% working interest. During 2017, the Company took control of thirty-eight (38) wells of which twenty-one (21) were re-worked, of this eight (8) wells remained producing, five (5) wells were dedicated for injection purpose, and the remaining await additional workover and a secondary. During 2017 and through the second quarter ended June 30, 2018, the field had ninety (90) total wells, six (6) were producing, and twenty-one (21) are producible after certain workovers, and five (5) have been designated as injection wells and are awaiting permits. As of December 31, 2018, and continuing through the filing date of this report, Petrolia had filed its Operator bond and assigned an Operator designation to become the operator of the field. As of the date of this report, Petrolia owns a 100% working interest in the field.

TLSAU 15% Acquisition

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located in Chaves County, New Mexico (the “Net Working Interest”) and all operating equipment on the field. Through this transaction, the Company increased its reserve base by approximately 384,800 Bbls of (1P) proven reserves. The Company was also assigned all rights to be the operator of the TLSAU unit under a standard operating agreement.

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

Bow Energy Ltd., a related party

On February 27, 2018, the Acquisition closed and we acquired all of the issued and outstanding shares in Bow Energy Ltd., Bow Energy Ltd. has contracts covering a total land position in Indonesia of 948,029 net acres as described in greater detail below.

Effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”).

The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, who is related to Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary indirectly owns and controls BSIH Ltd. (“BSIH”), which was a significant shareholder of the Company prior to the consummation of the cancellation of shares discussed below. Additionally, prior to the acquisition of Bow Energy Ltd. (“Bow”) (which we acquired pursuant to an Arrangement Agreement dated November 30, 2017, which acquisition closed on February 27, 2018), BSIH, and as a result of his ownership and control of BSIH, Mr. Chaudhary controlled Bow.

The acquisition of Bow in February 2018 and the disposition of Bow in September 2018 are each discussed in greater detail above in “Part I – Item 1. Financial Statements - Note 4. Acquisition of Bow Energy Ltd., a Related Party” and “Note 5. Disposition of Bow Energy Ltd., a Related Party”.

In connection with the September 2018 closing of the Exchange Agreement, the Company canceled shares of common stock previously held by Blue Sky (and affiliates) and returned such shares to the status of authorized but unissued shares of common stock. A total of 53,105,563 shares were cancelled during the three months ended September 30, 2018 and a total of 17,701,854 shares were cancelled in November 2018.

South Block A

South Block A (“SBA”) is located onshore North Sumatra, Indonesia. Bow is the operator of the 421-kilometer (km) block with a 44.48% Working Interest. The block has a proven petroleum system on trend with the Arun, Pase, Rantu and Kual Simpang gas fields. There are multiple prospects and leads with the potential for stacked pay. The block has existing infrastructure leading to a high demand oil and gas market. The SBA is part of the Dutch vintage oil field known as Paya Bili. The block was purchased on July 2, 2015.

Bow has advanced a total of $1,971,491 to its subsidiary Renco Elang Energy Pte. Ltd. (“REE”) which holds Bow’s interest in SBA. These advances are interest free loans. As part of the REE shareholder’s agreement, all after-tax proceeds from the operations of SBA are first paid against the shareholder loans, prior to any distributions relative to each party’s share interests.

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

Results of Operations

Revenues

Our oil and gas revenue reported for the nine months ended September 30, 2018 was $708,917, an increase of $592,893 from the nine months ended September 30, 2017. A total of $654,140 of the increase was attributable to the new operations associated with the Canadian Properties. Revenues associated with our U.S. properties totalled $54,777, a decrease of $61,247 from the prior year’s period U.S. properties revenue of $116,024; this decrease was due to decreased production at the Noack field and Suds field. Production decreased from 2,128 bbls of oil for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2018, for our US assets.

For the three months ended September 30, 2018, revenue increased $614,544 to $655,176, from $40,632 for the three months ended September 30, 2017. Total U.S. properties revenue decreased $36,324 between the three months ended September 30, 2018 and 2017, to $4,308 from $40,632, respectively. Production decreased to 330 bbls of oil for the three months ended September 30, 2018, compared to 1,190 bbls of oil for the three months ended September 30, 2017, for our US assets.

Over the comparative periods, the market price for oil has improved, which partially offset the decrease in production. The average market price received was $57.53 per barrel of oil for the nine months ended September 30, 2018, compared to $35.43 per barrel of oil over the prior nine month period.

Operating Expenses

Operating expenses increased by $4,458,284 to $7,006,698 for the nine months ended September 30, 2018, from $2,548,414 for the nine months ended September 30, 2017. Period over period changes are due to non-cash accounting items in the periods, which included $103,632 of transaction costs associated with the Bow acquisition and $2,689,949 of stock-based compensation in the period ended September 30, 2018. There was also a $443,270 increase in lease operating expenses for the nine months ended September 30, 2018, compared to the prior period in connection with the acquisition of the Canadian properties and a $2,322,255 impairment of oil and gas properties.

Operating expenses increased by $2,697,329, to $3,703,553 for the three month period ended September 30, 2018, compared to $1,096,224 for the three months ended September 30, 2017. Operating expenses increased over the comparative period due to an increase of $541,063 in production from the Canadian Properties, which were offset from decreases in general and administrative costs which decreased from highs in the prior period associated with stock based compensation (directors) of $652,570 and deferred salary of $60,000. There was also a $541,063 increase in lease operating expenses for the three months ended September 30, 2018, compared to the prior period in connection with the acquisition of the Canadian properties and a $2,322,255 impairment of oil and gas properties.

Other income (expense)

Interest expense increased and decreased for the three month and nine month periods ended September 30, 2018, respectively, compared to the three and nine month periods ended September 30, 2017, by $37,895 and $144,790, respectively. The decrease for the nine months ended September 30, 2018, was due to a decrease in debt carried during the applicable period, due to the disposition of Bow, because Bow Energy Ltd. had a high amount of debt.

The Company recorded a loss on related party debt settlement of $203,349 for the nine months ended September 30, 2018, relating to accrued salaries, compared to loss on related party debt settlement of $94,177 for the nine months ended September 30, 2017.

The Company incurred a gain of $3,679,776 for the three months ended September 30, 2018, relating to the disposition of Bow Energy Ltd. The Company incurred loss on acquisition and disposition of $29,319,554 for the nine months ended September 30, 2018, relating to the acquisition and disposition Bow Energy Ltd. This amount consists of the loss on acquisition of $32,999,330, partially offset by the gain on disposition of $3,679,776.

During the three and nine months ended September 30, 2018, the Company incurred an impairment of oil and gas properties of $2,322,255, relating to negotiated price for the sale of the Noack field.

The Company recorded a loss on extinguishment of debt of $260,162 for the nine months ended September 30, 2018, relating to the increase and reissuance of debt.

The Company incurred a loss of $7,524 and $4,357, for the three and nine months ended September 30, 2018, relating to the change in fair value of derivative liabilities. A derivative liability was incurred upon the issuance of the CDN priced warrants issued to a debt holder.

Net Income (Loss)

Net loss for the nine months ended September 30, 2018 was $36,135,492 compared to $2,788,791 for the nine months ended September 30, 2017. The primary reason for the increase in loss for the nine months ended September 30, 2018, is due to the net loss on acquisition and disposition of Bow Energy Ltd. of $29,319,554 and other factors as described above.

Net income for the three months ended September 30, 2018 was $581,844, compared to a net loss of $1,063,375 for the three months ended September 30, 2017. The primary reason for the change from net loss to net income is due to the gain on disposition of Bow Energy Ltd. of $3,679,776, partially offset by the impairment of oil and gas properties of $2,322,255, as well as other factors as described above.

Changes in Financial Condition

The financial condition of the Company changed significantly throughout the period from December 31, 2017, to September 30, 2018, as the Company completed the acquisition and disposition of Bow each as discussed in greater detail above in “Part I – Item 1. Financial Statements - Note 4. Acquisition of Bow Energy Ltd., a Related Party” and “Note 5. Disposition of Bow Energy Ltd., a Related Party”.

As of September 30, 2018, we had total current assets of $98,795 and total assets of $13,694,482. Our total current liabilities as of September 30, 2018 were $2,188,591 and our total liabilities as of September 30, 2018 were $4,882,886. We had negative working capital of $2,089,796 as of September 30, 2018.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable, notes payable – related parties and non-current notes payable of $1,589,047 (see “Part I – Item 1. Financial Statements - Note 8. Notes Payable”, above for information regarding outstanding debt obligations), which were incurred to acquire the Canadian Properties and accounts payable and accrued liabilities of $1,427,926, mainly consisting of accrued officer salaries.

Net cash used in operating activities was $680,205 and $681,299 for the nine months ended September 30, 2018 and 2017, respectively.

Net cash used in investing activities was $932,660 and $9,256 for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to the funds used to acquire the Canadian Properties.

Net cash provided by financing activities was $1,535,650 and $631,328 for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to proceeds from notes payable of $1,000,000. Additionally, the Company sold common stock in the amount of $262,500, received $179,675 upon the exercise of warrants and received proceeds from related party notes of $278,410. These proceeds were offset by repayments to related party notes of $171,100 and notes payable of $33,835. During the nine months ended September 30, 2017, the Company received gross proceeds of $110,065 from the issuance of common stock, $241,000 from the issuance of preferred stock, and proceeds from related party notes of $301,600.

The Company continues to operate at a negative cash flow of approximately $90,000 per month which raises substantial doubt about our ability to continue as a going concern. Management is pursuing several initiatives to secure funding to increase production at both the SUDS Field and TLSAU field which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $1,000,000, which funding may not be available on favorable terms, if at all.

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

Item 4 Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2018, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. Such disclosure controls and procedures were deemed ineffective due to material weaknesses in connection with disclosure and related issues associated with related party transactions involving the Company and its officers and directors, and recording, presentation and disclosure issues associated with acquisition transactions.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the above, on October 31, 2018, Tariq Chaudhary, who had served as the Chief Financial Officer of the Company since January 16, 2018, tendered his resignation as Chief Financial Officer, effective immediately. The resignation was not due to a disagreement with the Company or in connection with any matter relating to the Company’s operations, policies or practices. Effective on October 31, 2018, Horacio Alfredo Fernandez was appointed as the interim Chief Financial Officer of the Company to fill the vacancy.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of all equity securities sold by the Company during the period covered by this report and through the date of filing of this report, that were not registered under the Securities Act, which has not previously been included in a Current Report on Form 8-K or the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018  .

On June 1, 2018, the Company closed a private placement of two units for $100,000, with each unit having a price of $50,000, each of which is comprised of 416,667 shares of common stock and one warrant to purchase an additional 416,667 shares of common stock at a price of $0.20 per share at any time prior to October 1, 2020. The units were acquired by an entity affiliated with Ivar Siem, our director.

On September 27, 2018, the Company issued 310,000 shares of common stock in connection with the exercise of warrants to purchase 310,000 shares of common stock at an exercise price of $0.10 per share, upon receipt of the $31,000 aggregate exercise price of such warrants.

Pursuant to a loan agreement with director Joel Oppenheim, warrants to purchase 250,000 shares of common stock each were granted at March 31, June 30 and September 30, 2018. The warrants granted at March 31, 2018 were granted at an exercise price of $0.23 per share and fair valued at $24,623. The warrants granted at June 30, 2018 were granted at an exercise price of $0.10 per share and fair valued at $20,853. The warrants granted at September 30, 2018 were granted at an exercise price of $0.10 per share and fair valued at $27,011.

On October 17, 2018, director Quinten Beasley tendered his resignation, the Board accepted Mr. Beasley’s resignation and issued Mr. Beasley 2,000,000 shares of common stock, with a value of $150,000 in consideration for past services rendered to the Company.

On October 31, 2018, the Company commenced a private offering of its securities under Regulation D to accredited investors. Each unit at a price of $25,000, is comprised of (a) 312,500 shares of common stock and (b) one warrant to purchase an additional 625,000 shares of common stock at a price of $0.10 per share at any time prior to November 1, 2020.

On October 31, 2018, director Joel Oppenheim subscribed and purchased one (1) unit in our private offering securities, by remitting payment of $25,000.

On October 26, 2018, director Leo Womack exercised warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.06 per share, by remitting payment of $60,000.

On November 13, 2018, the related party company Jovian subscribed and purchased two (2) units in our private offering securities, by remitting payment of $50,000.

On November 13, 2018, Richard Dole, who subsequently became a director of the Company, subscribed and purchased one (1) unit in our private offering securities, by remitting payment of $25,000.

On November 13, 2018 and December 19, 2018, director Joel Oppenheim subscribed and purchased one and a half (1.5) units in our private offering securities, by remitting payment of $37,500.

On December 19, 2018, an affiliated company, American Resources Offshore, a company controlled by our director Ivar Siem, subscribed and purchased a half (0.5) unit in our private offering of securities, by remitting payment of $12,500.

The table below summarizes the warrants granted during the nine month period ended September 30, 2018:

	Number of Warrants	Exercise Price
Board of Director service	5,750,000	$0.10
Pursuant to acquisition of Bow Energy Ltd., a related party	368,000	$0.18
Note payable issuance	2,590,000	$0.10
Private placements	2,187,500	$0.20
Pursuant to employment termination agreement	3,000,000	$0.10
Pursuant to consulting agreement	2,000,000	$0.10
Pursuant to employment termination agreement	250,000	$0.20
Deferred salary – CEO, former CFO	339,166	$0.14
Pursuant to loans from directors	970,000	$0.14
	17,454,666

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not Applicable.

Item 5 Other Information

On November 1, 2018, the Company entered into a Purchase and Sale Agreement with Crossroads Petroleum L.L.C. (“Crossroads” and the “Sale Agreement”). Pursuant to the Sale Agreement, the Company sold Crossroads an 83% leasehold net revenue interest and 100% working interest, in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “Noack Assets”). The Sale Agreement includes customary indemnification obligations of the parties.

Crossroads agreed to pay $375,000 for the Noack Assets plus $5,000 per month, on a month-to-month basis, until they are granted official operatorship by the Railroad Commission, the payment plan is as follows: (a) a $13,500 deposit which was made on October 12, 2018; (b) $121,500 which was paid on November 7, 2018, (c) $60,000 which was paid on February 8, 2019; (d) $65,000 which was paid on February 28, 2019; and (e) $125,000 which was due March 31, 2019 and such payment was not made.

The sale had an effective date of November 1, 2018, which date was further amended to April 30, 2019. Until paid in full the Company maintains a secured lien against the assets sold which may be foreclosed upon after a 30-day cure period.

On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 for the purpose of acquiring an additional 3% working interest in the Canadian Properties (note 6). The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest are due monthly, commencing on October 17, 2018. The loan is secured against the Company’s 3% Working Interest in the Canadian Properties and has no financial covenants.

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

PETROLIA ENERGY CORPORATION

May 10, 2019	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

May 10, 2019	By:	/s/ Horacio Alfredo Fernandez
Horacio Alfredo Fernandez
Interim Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.

2.1	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
2.2	Bukit Energy Inc. Share Purchase Agreement Dated May 16, 2017		10-Q	2.2	3/31/2018	000-52690
2.3	Share Exchange Agreement by and between Petrolia Energy Corporation and Blue Sky Resources Ltd, dated August 31, 2018 and effective July 1, 2018		8-K	2.1	9/5/2018	000-52690
3.1	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017		10-Q	3.1	3/31/2018	000-52690
10.1	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	12/31/2017	000-52690
10.2	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	12/31/2017	000-52690
10.3	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.4	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.5	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.6	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.6	3/31/2018	000-52690
10.7	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.7	3/31/2018	000-52690
10.8	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.1	7/6/2018	000-52690
10.9	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.2	7/6/2018	000-52690
10.10	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.3	7/6/2018	000-52690
10.11	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.1	9/5/2018	000-52690

10.12	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.2	9/5/2018	000-52690
10.13	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.3	9/5/2018	000-52690
10.14	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.4	9/5/2018	000-52690
10.15	Form of 12% Bridge Note – 2018		8-K	10.5	9/5/2018	000-52690
10.16	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C .	X
10.17	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation	X
10.18*	Loan Agreement dated September 17, 2018 with Emmett Lescroart	X
14.1	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.2	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

