Form 10-K
period 2018-12-31
Petrolia Energy Corp
filed 2019-10-16
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52690

PETROLIA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

TEXAS	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N Post Oak, Suite 500 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832-941-0011)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018 was approximately $9,218,139.

As of October 15, 2019, the registrant had 164,548,726 outstanding shares of common stock.

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

Please see the “Glossary of Oil and Gas Terms” on page 9, for a list of abbreviations and definitions used throughout this report.

Except where context otherwise requires and for purposes of the Annual Report on Form 10-K only:

●	“we”, “us”, “our company”, “our”, “the company” refer to Petrolia Energy Corporation, and its subsidiaries;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined on the Internet at http://www.sec.gov.

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

ITEM 1. BUSINESS.

Background

We were incorporated in Colorado on January 16, 2002. In February 2012, we decided it would be in the best interests of our shareholders to no longer pursue our original business plan (the sale of custom framed artwork, art accessories and interior design consulting) and, in April 2012, we became active in the exploration and development of oil and gas properties.

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

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016 and 2017, as described in greater detail in the “Plan of Operation” section below. Additionally, in February 2018, we acquired Bow Energy Ltd. and its assets (“Bow”), provided that in September 2018, we divested Bow, each as discussed in greater detail below, including in “Note 4. Acquisition of Bow Energy Ltd., a Related Party” and “Note 5. Disposition of Bow Energy Ltd., a Related Party”, in the consolidated audited financial statements included herein.

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets. The Company has been focusing on acquisitions in the Southwest United States and Canada while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions. We believe our mix of assets-oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

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

Minerva-Rockdale (“NOACK”) Field

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

In April 2013, the Company entered into a lease pertaining to a 423-acre tract in Milam County, Texas, which is adjacent to the Company’s original 200 acre lease. The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (83.33% net revenue interest) in such lease.

In August 2013, we became an oil and gas operator and took over the operation of 100% of our wells. During the fourth quarter of 2014, the Company hired Jovian Petroleum Corporation (“Jovian”) to survey the operations and well performance at the NOACK field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014, the Company signed an operating agreement with Jovian to assume full operational responsibility for the NOACK field under a fixed fee agreement of $10,000 per month for full operating field services. On March 1, 2015, the Company hired Zel C. Khan, our current CEO and director, who is a stockholder and former employee of Jovian. The CEO and President of Jovian is Quinten Beasley, our former director (resigned October 31, 2018).

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012, we drilled and completed six (6) oil wells. During 2013, the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014, the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce, and one (1) well was not completed. During 2016, the Company had three (3) wells producing, ten (10) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed. During 2017, the Company had four (4) wells producing, ten (10) wells to workover, with one (1) injection well, and one (1) well not completed. During 2018, the Company had six (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed.

On November 1, 2018, the Company entered into a Purchase and Sale Agreement (“PSA”) with Crossroads Petroleum L.L.C. and Houston Gulf Energy. Pursuant to the Sale Agreement, the Company sold Crossroads an 83% leasehold net revenue interest and 100% working interest, in the NOACK field assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement included customary indemnification obligations of the parties. Crossroads agreed to pay $375,000 for the NOACK Assets plus $5,000 per month, on a month-to-month basis, until they are granted official operatorship by the Railroad Commission, the payment plan was as follows: (a) a $13,500 deposit which was made on October 12, 2018; (b) $121,500 which was paid on November 7, 2018, (c) $60,000 which was paid on February 8, 2019; (d) $65,000 which was paid on February 28, 2019; and (e) $125,000 which was due March 31, 2019 and was not paid. The sale had an effective date of November 1, 2018. Until paid in full, the Company maintained a secured lien against the assets sold which could be foreclosed upon after a 30-day cure period. The Company recognized impairment on the property of $2,322,255 on September 30, 2018, to write it down to its sale price. Upon sale, the Company derecognized the cost and accumulated depletion and impairment with no gain or loss and removed the carrying value of the ARO of $246,263 from the cost pool of the United States properties. The balance receivable for the sale of $240,000 is included in other current assets.

Crossroads defaulted on the PSA as described above and the Company took proper measures to foreclose on the NOACK Assets on April 3, 2019 and reclaimed title to the property. The property was subsequently sold to FlowTex Energy L.L.C. for $400,000 with an effective closing date of September 1, 2019. The Sale Agreement includes customary indemnification obligations of the parties. As per the Sale Agreement, a $20,000 deposit was received on August 15, 2019 and a $355,000 payment was due on close of the sale of which $155,000 was received on August 30, 2019 and the balance remains outstanding; and (c) $25,000 one year after close on August 30, 2020.

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

The Company has developed a new well drill plan alongside its consultant geologist, RKR Services Company, LLC. (“RKR”). RKR interpreted the Initial Potential Flow map, the Net Dutcher Sands map, and the top of Dutcher Sand Structure map for the optimum locations of five proposed new drill wells in the SUDS field. The new well locations are situated in those locations where oil saturations are projected to be the highest. The Company intends to drill these 5 wells in the 1st Quarter of 2020, funding permitted.

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

The Company issued two notes for a combined value of $4,000,000 in exchange for a cumulative 50% working interest in SUDS. A Promissory Note to Jovian for $1,000,000 was executed bearing interest at 5% and due on December 31, 2016 related to the acquisition of a 50% working interest in the SUDS field. The Promissory Note was secured by a 12.5% undivided working interest in the SUDS field. In addition, a Production Payment Note was executed for the same 50% working interest in the SUDS field. This note was for $3,000,000, paid out of twenty percent (20%) of the 50% undivided interest of net revenues received by the Company that is attributable to the SUDS field assets. The Production Payment Note was secured by a 12.5% undivided working interest in the SUDS field.

The Company issued 24,308,985 shares of its restricted common stock to Jovian to acquire an additional 40% working interest ownership of SUDS. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of our common stock on September 28, 2016 (the effective date of the transaction).

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

The combination of the two transactions resulted in an $88,755 loss which was recognized in the second quarter of 2017. The extinguishment of tranche 2 was recognized in the third quarter of 2017, with no impact on the consolidated statement of operations.

The Company is currently working on a 5 well drill program where 5 infill locations have been identified already and will be drilled in the 1st Quarter of 2020, funding permitting.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2018, reflects approximately 1.6 million barrels of proven oil reserves remaining for the 100% working interest. As of December 31, 2018, the Company took control of thirty-eight (38) wells of which twenty-one (21) were re-worked of which eight (8) wells remain producing and thirteen (13) wells experienced a repairable mechanical failure after several weeks of production. Six (6) of these wells did not show signs of production and were dedicated for injection purpose. Petrolia owns a 100% working interest in the field and is the designated Operator.

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

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc. (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO of the Company for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000 advance was converted into 800,000 shares of common stock at $0.06 per share and warrants to purchase 800,000 shares of common stock that have since expired as they had a three (3) year term at an exercise price of $0.10. In addition, a $1.3 million face value note payable to BSNM was purchased for $316,800 (the “BSNM Note”) (6,000,000 shares of common stock valued at $0.0528 per share). With the inclusion of the note receivable, the price per barrel would have been $1.33 dollars per barrel oil (Bbl).

TLSAU 25% Acquisition

On September 1, 2016, the Company acquired an additional 25% working interest ownership in the TLSAU field in consideration for the issuance of 3,500,000 shares of its restricted common stock to an unrelated party. The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of Petrolia’s shares on September 1, 2016. After the purchase, the Company owned a total working interest ownership of 40%. The final purchase price allocation of the transaction is as follows: oil and gas properties acquired $392,252, and asset retirement obligations assumed of $42,252.

TLSAU 60% Acquisition

Effective February 12, 2017, the Company acquired an additional 60% working interest ownership in the TLSAU field (the “Net Working Interest”) resulting from the execution of a Settlement Agreement on February 12, 2017. The agreement assigned Dead Aim Investments’ (“Dead Aim’s”) 60% ownership interests to the Company. As a result of this transaction, Petrolia now owns a 100% working interest in TLSAU. Consideration of $465,788 was given in exchange for Dead Aim’s working interest. The consideration includes the forgiveness of the BSNM Note of $316,800 (with a $1.3 million face value) which we acquired in November 2015 and the write-off of $148,988 of Dead Aim’s outstanding accounts receivable to Petrolia. Dead Aim assumed liability (prior to the acquisition) for the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note that the Company previously purchased.

Since the acquisition of this field, the Company has worked on various environmental remediation and compliance items required by the New Mexico Energy Department. To date, the Company has worked over twenty-one (21) wells. As of the end of the 3rd Quarter of 2019, the Company has resumed its workover plan to bring additional wells online and update the general facility infrastructure, such as electric lines, flow lines and roadways.

The Company is actively seeking a partnership in developing the San Andres formation at this lease.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company. The Company acquired Askarii by issuing one (1) million restricted shares of common stock. Based on the then market value of the Company’s common stock of $0.05 per share, the aggregate value of the transaction was $50,000.

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

Bow Energy Ltd., a related party

On February 27, 2018, we acquired all of the issued and outstanding shares in Bow Energy Ltd., which has contracts covering a total land position in Indonesia of 948,029 net acres, as described in greater detail below.

Effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”) to sell Bow Energy Ltd while retaining a 20% interest in Bow’s subsidiary, Bow Energy International Holdings Inc. (“BEIH”). The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer.

The acquisition of Bow in February 2018 and the disposition of Bow in September 2018 are each discussed in greater detail in “Note 4. Acquisition of Bow Energy Ltd., a Related Party” and “Note 5. Disposition of Bow Energy Ltd., a Related Party”, in the consolidated audited financial statements included herein.

In connection with the closing of the Exchange Agreement, the Company cancelled shares of common stock previously held by Blue Sky (and affiliates) and returned such shares to the status of authorized but unissued shares of common stock. The 70,807,417 shares returned to treasury were subsequently cancelled.

Canadian properties – Luseland, Hearts Hill and Cuthbert fields

Effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The Canadian Properties and the Working Interest were acquired from Blue Sky (a related party, as described above). Blue Sky had previously acquired an 80% working interest from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky to obtain the rights to acquire an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

The following table shows our producing wells, developed acreage, and undeveloped acreage as of April 12, 2019, for the Texas, Oklahoma and New Mexico properties and as of September 22, 2019, for the Alberta/Saskatchewan properties:

State/Province	Productive Wells			Developed Acreage		Undeveloped Acreage (1)
	Gross		Net	Gross	Net	Gross	Net
Texas	16		16	260	260	363	363
Oklahoma	26	(2)	26	1,040	1,040	1,564	1,564
New Mexico	38	(3)	32	500	500	4,364	4,364
Alberta/Saskatchewan	252		186	41,526	41,526	21,760	21,760

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

(2)	Represents twenty-six (26) wells that were worked-over and capable of producing oil. Seventeen (17) of those wells experienced a repairable mechanical failure after producing for a few weeks and by the use of varying downhole equipment, the Company is working to bring each well back online in sequence. Note that there were other wells that were worked over that never produce oil and are excluded from these reported amounts.

(3)	Represents seventeen (17) wells already worked-over from the prior year; and an additional twenty-one (21) wells which were worked-over and capable of producing oil in 2018. Eight (8) of those wells produced and thirteen (13) experienced a repairable mechanical failure after a month of production. Six (6) of these wells were worked-over and did not show signs of production. Further analysis indicates these non-producing wells can be converted into injection wells. Note that there were other wells that were worked over that never produced oil and are excluded from all of these reported amounts as they are either slated to convert into injection wells or scheduled for future plugging and abandonment.

The following table shows the status of our gross acreage as of April 12, 2019, for the Texas, Oklahoma and New Mexico properties, and as of September 22, 2019, for the Alberta/Saskatchewan properties:

State/Province	Held by Production	Not Held by Production
Texas	623	—
Oklahoma	2,604	—
New Mexico	4,864	—
Alberta/Saskatchewan	41,526	—

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

	Average Sales Price (per Bbls) ($)	Average Production Cost (per Bbls) ($)	Oil Production (Bbls)
Texas
2016	34.49	35.52	3,401
2017	37.90	57.94	2,322
2018	55.00	65.78	1,011
Oklahoma
2016	38.14	81.47	2,400
2017	32.51	133.25	885
2018	45.55	3,341.49	31
New Mexico
2016	29.10	186.25	842
2017	39.08	251.23	464
2018	48.87	1,146.90	106
Alberta/ Saskatchewan
2018	22.27	24.56	50,765

Below are estimates of our net proved reserves as of December 31, 2018, net to our interest. Our proved reserves are located in Texas, Oklahoma, New Mexico and Canada.

Estimates of volumes of proved reserves at December 31, 2018 are presented in barrels (Bbls) for oil and, for natural gas, in thousands of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil(Bbls)	Gas(Mcf)
Proved:
Developed	1,773,800	40,180
Undeveloped	120,380	—
Total	1,894,180	40,180

Proved developed and proved undeveloped reserves increased from December 31, 2017 to December 31, 2018, primarily due to the acquisition of the Canadian Properties and revision of prior estimates, partially offset by the disposition of reserves and production in the current year.

●	Bbl - refers to one stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.
●	Mcf - refers to one thousand cubic feet.
●	A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first-day-of-the-month price for oil and gas during the twelve-month period ended December 31, 2018. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$89,797,082
Deductions (including estimated taxes)	$(39,415,222)
Future net cash flow	$50,381,861
Discounted future net cash flow	$23,638,725

MKM Engineering prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests in the United States and Canada as of December 31, 2018. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the 2018 reserve report. Ms. Mudrone has more than 25 years of practical experience in the estimation and evaluation of petroleum reserves. MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2018 in those cases where such data was considered to be definitive.

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

Employees

As of October 15, 2019, we have six (6) full-time employees and no part-time employees.

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

The price of West Texas Intermediate (“WTI”) crude oil has decreased from $107 per barrel in the middle of June 2014 to as low as $28 per barrel in February 2016. This decrease in prices has impacted all oil and gas producers to varying degrees depending on hedging strategies and debt obligations. The 2017 WTI price increased to an average of $50.88 per barrel and ended the year at $60 per barrel. The 2018 WTI price increased to an average $64.90 per barrel and ended the year at $45.33 per barrel.

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

We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive non-producing wells, facilities and equipment, and to restore the land at the end of oil production operations. As a result, we may make significant increases or decreases to our estimated ARO in future periods. Accordingly, our estimate of future ARO could differ dramatically from what we may ultimately incur.

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

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd., Suite 500, Houston, Texas 77024.

We lease our principal office space, consisting of approximately 1,000 square feet, at a rate which is currently $1,500 per month on a month-to-month basis.

The Company’s oil and gas properties are described under “Item 1. Business”, above, and below under “Note 16. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited)” in the consolidated audited financial statements attached hereto.

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

Quarter Ended	High	Low

March 31, 2017	$0.17	$0.08
June 30, 2017	$0.14	$0.05
September 30, 2017	$0.13	$0.06
December 31, 2017	$0.47	$0.08

Quarter Ended	High	Low

March 31, 2018	$0.45	$0.08
June 30, 2018	$0.10	$0.05
September 30, 2018	$0.22	$0.06
December 31, 2018	$0.13	$0.08

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

Holders of Our Common Stock

As of October 15, 2019, we had 164,548,726 outstanding shares of common stock and approximately 266 shareholders of record.

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

Effective April 11, 2017, the Company initiated a $2,000,000 Series A Convertible Preferred Stock (“Preferred Stock”) offering at a price of $10.00 per share. The holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 9%. The Preferred Stock will automatically convert into common stock when the Company’s common stock market price equals or exceeds $0.28 per share for 30 consecutive days. At conversion, the value of each dollar of preferred stock (based on a $10 per share price) will convert into 7.1429 common shares (which results in a $0.14 per common share conversion rate). During the second quarter of 2017, 120,590 shares or $1,205,900 were issued in the offering. The 120,590 shares were issued as follows: conversion of TORRI (40,500 shares), conversion of debt (28,900 shares - 25,900 related to short term notes and 3,000 related to equipment purchase), conversion of shareholder advances (27,090 shares of which 840 was for accrued interest) and cash (24,100 shares). Of the 120,590 shares, 57,990 of the shares were issued to related parties while 62,600 of the shares were issued to third parties.

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

On July 19, 2017, Jovian converted $2 million of its remaining debt into 12,749,285 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock. The Preferred Stock was priced at $10.00 per share with a value of $215,100. The CEO of Jovian is Quinten Beasley, our former director, and the largest shareholder of Jovian is Zel C. Khan, our CEO and director.

On February 5, 2018, an accredited investor subscribed and purchased 2,000 Preferred Stock shares for $20,000.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2018, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan Category	Number of securities to issue upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders (1)	—	N/A	40,000,000
Equity compensation plans not approved by shareholders (2)	58,274,698	$0.20 per share	—
Total	58,274,698	$0.20 per share	40,000,000

(1)	The Company’s 2015 Stock Incentive Plan, as amended (the “Plan”) provides for up to 40,000,000 of awards. At present, no shares have been issued from the Plan.
(2)	During the year ended December 31, 2018, a total of 28,829,666 warrants and options were issued to Management, Directors and former holders of Bow Energy Ltd. instruments for performance incentives, compensation for funds provided from investment, termination payments, deferred salary, and replacement instruments for former holders of Bow Energy Ltd. instruments.

Recent Sales of Unregistered Securities

The Company sold the following unregistered equity securities during the year ended December 31, 2018 and through the date of the filing of this Report, which were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

During the year ended December 31, 2018, the Company closed private placements ranging from $0.08 to $0.12 per unit for a total of 3,750,000 units and gross proceeds of $397,500 (the “2018 Units”). Each 2018 Unit was comprised of one common share and one warrant entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise prices ranging from $0.10 to $0.20 per share.

On January 24, 2018, 350,000 shares of common stock, valued at $59,500 or $0.17 per share, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On January 24, 2018, Mr. James Burns was issued 616,209 shares of restricted common stock, valued at $264,970 or $0.43 per share, in consideration for 2017 deferred salary of $61,621. A debt settlement loss of $203,349 was recorded.

On February 1, 2018, 100,000 shares of common stock, valued at $37,000 or $0.37 per share, were granted to a law firm as a bonus for the Bow Energy acquisition.

On February 1, 2018, a geologist consultant was issued 150,000 shares of common stock, valued at $45,900 or $0.31 per share, in exchange for professional consulting services.

On February 1, 2018, Quinten Beasley, Director, exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of Accounts Payable, due to a company controlled by the director, at an average share price of $0.092 per share. No gain or loss was recorded on settlement.

On February 23, 2018, director Saleem Nizami was issued 100,000 shares of common stock, valued at $13,000 or $0.13 per share, in exchange for his professional consulting services at the SUDS, Oklahoma lease.

On February 28, 2018, a warrant holder exercised warrants to purchase 360,000 shares of common stock for cash proceeds of $36,875 at an average exercise price of $0.102 per share.

On February 28, 2018, Joel Oppenheim, Director, exercised warrants to purchase 630,000 shares of common stock for cash proceed of $61,800 at an average exercise price of $0.098 per share.

On March 31, 2018, 350,000 shares of common stock, valued at $35,000 or $0.10 per share, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company became effective, whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company paid Mr. Burns $33,000 and granted Mr. Burns warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The Company also issued 2,000,000 shares of restricted common stock to Mr. Burns pursuant to the agreement of the Company on May 14, 2018. The fair value of the warrants ($221,401) were calculated using a Black Scholes model and the restricted shares ($180,000) were valued at the closing price of Petrolia’s shares on the grant date and were recorded to stock compensation expense.

On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board of Directors to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in benefits. The Company issued 500,000 shares of restricted common stock to Mr. Burns on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns was granted warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share, expiring in 36 months, which were fully-vested upon their grant. The fair value of the warrants ($147,600) were calculated using a Black Scholes model and the restricted shares ($45,000) were valued at the closing price of Petrolia’s shares on the date of the agreement and were recorded to stock compensation expense.

On April 26, 2018, the Company issued 200,000 shares of restricted common stock as a bonus to a vendor, valued at $20,000 or $0.10 per share, based on the closing price of the Company’s common stock.

On April 26, 2018, Joel Oppenheim, Director, exercised warrants to purchase 500,000 shares of common stock for cash proceed of $50,000 at an average exercise price of $0.10 per share.

On May 9, 2018, in conjunction with a debt financing, the Company issued 500,000 shares of common stock, valued at $47,747 or $0.09 per share, as a financing fee.

On May 22, 2018, the Company issued 500,000 shares of common stock to officer Tariq Chaudhary, who had served as the Chief Financial Officer, as part of his compensation package. The shares had a fair value of $50,000, or $0.10 per share, based on the closing price of Petrolia’s stock on the grant date.

On June 25, 2018, the Company issued 600,000 shares of restricted common stock to consultants for services rendered. The shares had a fair value of $45,000, or $0.08 per share.

On August 31, 2018, the Company entered into an Exchange Agreement with Blue Sky, whose President is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary and his affiliates would return 70,807,417 shares of common stock to treasury for the purchase of Bow Energy Ltd. The fair value of the cancelled shares was determined based on the closing price of the Company’s common stock on August 31, 2018, which was $0.07 per share for a fair value of $4,956,519. The 70,807,417 shares returned to treasury were subsequently cancelled.

On October 22, 2018, Leo B. Womack exercised warrants to purchase 1,000,000 shares of common stock. The exercise price of $60,000 or $0.06 per share was satisfied by forgiving debt outstanding to the holder of $60,000, with no gain or loss recognized.

On August 21, 2019, the Company closed private placements with related parties for gross proceeds of $150,000, consisting of 1,875,000 shares of common stock and warrants to purchase 3,750,000 shares of common stock, exercisable at a price of $0.10 per share at any time prior to November 1, 2020. American Resources Offshore Inc. (of which Ivar Siem, our director) subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Leo Womack, our director, subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Jovian Petroleum Corporation, a greater than 5% shareholder of the Company, subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock. Joel Martin Oppenheim, our director, subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock.

All shares granted for goods or services and settlement of liabilities during the year ended December 31, 2018, and through the date of the filing of this Report were valued based on the fair value of the shares issued.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Results of Operations

Revenues

Revenue for the year ended December 31, 2018 was $1,173,060, an increase of $1,024,225 from the prior year. The increase was primarily due to $1,118,283 in revenue from the Company’s Canadian Properties and was partially offset by a $94,058 decrease in revenue from the Company’s United States properties. The decrease in revenue for the U.S. properties was due to the Company’s focus during 2018 on field compliance and restructuring field infrastructure to accommodate new enhanced oil recovery methods.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $9,255,631, an increase of $6,164,696 from the prior year. The increase was primarily a result of $2,322,255 in impairment on the NOACK field, a $2,276,948 increase in general and administrative expenses and a $1,130,370 increase in lease operating expense. The impairment of the NOACK field resulted from a Purchase and Sale Agreement with Crossroads Petroleum L.L.C. (“Crossroads”) entered into on November 1, 2018 by which the Company agreed to sell the NOACK Assets to Crossroads for total proceeds of $375,000. The Company recorded an impairment to the NOACK field cash generating unit of $2,322,255 on September 30, 2018 to impair the carrying value of the property to the sales price which transaction closed on November 1, 2018. The increase in general and administrative expenses relates to a $2,148,903 increase in non-cash stock-based compensation in the current year from transaction costs related to the acquisition of Bow Energy Ltd. and shares and warrants issued to former members of management pursuant to separation agreements. The increase in lease operating expense relates to a $1,239,317 increase in lease operating expenses from the acquisition of the Company’s Canadian Properties in the current year, partially offset by a $108,947 decrease in lease operating expenses from the Company’s United States properties.

Crossroads defaulted on the PSA as described above and the Company took proper measures to foreclose on the NOACK Assets on April 3, 2019 and reclaimed title to the property. The property was subsequently sold to FlowTex Energy L.L.C. for $400,000 with an effective closing date of September 1, 2019. The Sale Agreement includes customary indemnification obligations of the parties. As per the Sale Agreement, a $20,000 deposit was received on August 15, 2019 and a $355,000 payment was due on close of the sale of which $155,000 was received on August 30, 2019, with the balance remaining outstanding; and (c) $25,000 one year after close on August 30, 2020.

Other Income/Expenses

Other expenses for the year ended December 31, 2018 were $29,946,039, an increase of $29,626,855 from the prior year. Other expenses in the current year consists primarily of a $29,319,554 loss on the acquisition and disposition of Bow Energy Ltd., a $260,162 loss on extinguishment of debt, a $203,349 loss on related party debt settlement and $156,861 of interest expense. This compares to the prior year other expenses which consisted primarily of $265,813 of interest expense and $94,177 loss on related party debt settlement.

Net Loss

The net loss for the year ended December 31, 2018 was $38,028,610, compared to net loss of $3,261,284 for the year ended December 31, 2017, an increase of $34,767,326 from the prior year for the reasons described above.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $268,959 and total assets of $12,677,866. Our total current liabilities as of December 31, 2018 were $2,511,763 and our total liabilities were $4,784,397. We had negative working capital of $2,242,804 as of December 31, 2018.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include asset retirement obligations of $1,509,622, accrued liabilities and related party accrued liabilities of $1,257,990, notes payable of $1,051,876 and related party notes payable of $610,748.

Operating activities used $1,127,377 in cash for the year ended December 31, 2018. Our net loss of $38,028,610 was the main component of our negative operating cash flow, partially offset by the loss on acquisition and disposition of Bow Energy Ltd. of $29,319,554, stock-based compensation of $3,451,739 and impairment of oil and gas properties of $2,322,255.

Net cash used by investing activities for the year ended December 31, 2018 was $797,660, which consisted primarily of the purchase of a working interest in the Canadian Properties ($932,441), partially offset by the proceeds received for the sale of the NOACK property of $135,000.

Cash provided by financing activities during the year ended December 31, 2018 was $1,856,223 and consisted primarily of $1,000,000 of proceeds from notes payable, $494,477 of proceeds from related party advances and notes payable, $397,500 of proceeds from the issuance of common stock and $179,675 of proceeds from the exercise of warrants. This was partially offset by $194,104 of repayments of related party notes payable.

During the year ended December 31, 2018, the Company operated at a negative cash flow from operations of approximately $60,000 per month and our auditors have raised a going concern in their audit report as contained herein. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $1,000,000. The sale of the NOACK field and the addition of the revenue from our 28% ownership of the Canadian Properties has enhanced cashflow and allowed the Company to allocate funds for SUDS and TLSAU development plans. The Company has resumed workover activities at SUDS and TLSAU and expects progress to continue past the 1st Quarter of 2020, funding permitting.

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

Trends Affecting Future Operations

The factors that will most significantly affect our results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) lease operating expenses. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities, and the availability of funding to complete such activities.

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

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects. During the last 5 months, oil prices have trended upward to approximately $58.00 per barrel.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $49,531,272 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective on January 29, 2019, MaloneBailey, LLP (“MaloneBailey”) resigned as the independent registered public accounting firm of the Company. Effective on January 31, 2019, the Company, with the recommendation and approval of the Board of Directors of the Company, engaged M&K CPAS, PLLC (“M&K”), as its independent registered public accounting firm.

(a)	MaloneBailey’s reports on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2017 and 2016 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained explanatory paragraphs in respect to uncertainty as to the Company’s ability to continue as a going concern.

(b)	During the fiscal years ended December 31, 2017 and 2016 and through January 29, 2019 (the date of the resignation of MaloneBailey), there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to MaloneBailey’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended December 31, 2017 and 2016 and through January 29, 2019, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c)	During the fiscal years ended December 31, 2017 and 2016 and through January 29, 2019, the Company did not consult with M&K with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018, because of the material weaknesses described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting at December 31, 2018, was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. These factors led to certain adjustments which have been reflected in our audited financial statements. These weaknesses are not uncommon in a company of our size due to personnel and financial limitations.

Management is committed to remediating the identified material weakness in a timely manner, with appropriate oversight from our Audit Committee. During the remainder of 2019, we intend to work to remediate the material weaknesses identified above, which is expected to include (i) the addition of accounting and financial personnel with experience in the implementation of accounting principles generally accepted in the United States of America and SEC reporting requirements, funding permitting, (ii) the engagement of accounting consultants on a limited-time basis to provide expertise on specific areas of the accounting literature, (iii) the modification to our accounting processes and enhancement to our financial controls, and/or (iv) the hiring of an independent consulting or accounting firm to review and document our internal control system to ensure compliance with COSO. However, our current financial position could make it difficult for us to undertake the planned remediation steps outlined above.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement was for a period of 6 months and could be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest is calculated on a basis of a 360-day year and charged for the actual number of days elapsed. On December 31, 2018, the due date of the LOC was extended until December 31, 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of the date of this Report.

Name	Age	Position	Director/Officer Since
Zel C. Khan	45	Chief Executive Officer and Director	April 2016
Horacio Alfredo Fernandez	65	Interim Chief Financial Officer	October 2018
Leo Womack	75	Director	August 2014
Joel Oppenheim	75	Director	June 2015
James Edward Burns	49	Chairman	April 2017
Saleem Nizami	67	Director	April 2017
Ivar Siem	71	Director	April 2018
Richard Dole	73	Director	October 2018

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Zel C. Khan is an oilfield operator with over 25 years of experience in the Oil & Gas industry. He has successfully operated, both on and offshore, in Texas, Oklahoma, New Mexico and California. Mr. Khan has served as the CEO of the Company since February 2015. Prior to joining the Company, from March 2010 to February 2015, Mr. Khan was the CEO of Jovian Petroleum Corporation, an oil and gas operator in California, Oklahoma, New Mexico, and Texas. From August 2006 to March 2010, Mr. Khan served as Operating Manager of Pyramid GOM Inc., an offshore deep-water operator. He has established a reputation for reducing operating costs on various projects, including a former ConocoPhillips offshore facility located in deep water Gulf of Mexico where he was the Operating Manager. Mr. Khan has also operated in Kern County, California and Alberta, Canada, both are heavy oil fields requiring special operational procedures to maintain low lift costs and strict environmental policies as set by the respective governmental agencies. Mr. Khan holds a Bachelor of Science degree and a Master’s degree from Chapman University, California.

Horacio Alfredo Fernandez has over 35 years of experience working in the accounting and financial field, working with private, and public U.S. companies, and multi-jurisdictional public companies. Mr. Fernandez has served as the controller of the Company from May 2015 to October 2018. In October 2018, Mr. Fernandez was appointed Interim CFO of the Company, the position that he continues to hold. Prior to joining the Company, Mr. Fernandez served as Controller of Rhino Offshore LLC –an offshore oil and gas service company - based in Houston, Texas, from January 2010 to April 2015. Mr. Fernandez served as Controller of Pyramid GOM Inc., an offshore deepwater operator, from March 2007 to February 2010. Mr. Fernandez served as a Senior Auditor/Accountant with Becker Tax Service & Financial Management from April 2004 to October 2006. As part of Mr. Fernandez’s international experience, he served as Forensic Auditor in the federal courts of Argentina from 1998 to 2002. Mr. Fernandez served as CFO of Tecsalco SA, a subsidiary of the Luksic Group, from 1995 to 1997. Mr. Fernandez has a Bachelor’s degree in accounting and a post graduate diploma in Strategic Planning from University of Buenos Aires, Argentina and holds a Certified Public Accountant degree from the same University. Mr. Fernandez has been a member of the Professional Advice of Economic Sciences –Consejo Profesional de Ciencias Economicas- of Buenos Aires since 1984.

Leo Womack has over 40 years of experience in advising and serving as Director of small micro-capitalization public and private companies. Mr. Womack has been the President of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986. For more than five (5) years, from March 1986 to the present, Mr. Womack has been and continues to be employed as the President of Gulf Equities Realty Advisors Inc. He has been the Chairman of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996. From 1969 to 1978, he was the managing partner of a local and later national CPA firm. He has served on the Board and as Chairman of the Houston Angel Network and on National Committees of the Angel Capital Association. Prior to its acquisition by ITT Corporation in 2010, he served as a board member and the audit committee chair for OI Corporation (NASDAQ:OICO). Mr. Womack continues to serve on the Boards of Directors of five early stage companies that he or his Family Trust have invested in. Mr. Womack earned a Bachelor of Business Administration in Accounting from Texas A&M University-Kingsville in 1965 and holds a Series 7 Securities License. Mr. Womack is also a licensed Certified Public Accountant (CPA).

Joel Oppenheim currently owns and has operated the Oppenheim Group since 1991. Mr. Oppenheim has served as a partner and manager of Oppenheim Group since 1991. The Oppenheim Group is a real estate consulting firm that has represented multiple Fortune 10 and Fortune 100 Companies on their commercial real estate needs throughout the United States. In 2014, Mr. Oppenheim began concentrating on the Oppenheim Group’s investment portfolio including several successful oil and gas investments both in Texas and California. Mr. Oppenheim is a licensed Commercial Real Estate Broker in Texas and graduated from City College of New York - Bernard Baruch School of Business, with a degree in accounting. Mr. Oppenheim has been an active member of the Houston Angel Network since 2009. He has successfully started and sold numerous businesses throughout his career, including some of the most successful restaurants and clubs in Houston.

James Edward Burns is an oil and gas executive who brings more than 25 years of energy experience to Petrolia Energy’s Board. Most recently, he served as President of BLU LNG, a domestic LNG provider, from December 2014 to February 2016, where he created a coherent commercial and operational strategy serving as catalyst for renewed efficiency and effectiveness. Prior to his role at BLU LNG, Mr. Burns was President of Fortress Energy Partners a division of Fortress Investment Group and worked in various executive roles globally at Royal Dutch Shell, and Texaco. Mr. Burns also serves as a member of the Houston Angel Network’s Energy Council and is the chairman of the board of Triple E Real Estate Investments. He holds a BS in Business Administration from California State University and an Executive MBA from the University of Houston.

Saleem Nizami is a Petroleum Geologist with over 40 years of Oil & Gas experience. Prior to founding APEC, Inc., an Oklahoma-based Petroleum and Environmental Consulting firm in 1989. Mr. Nizami served as a Senior Geologist and Manager in the Division of Oil & Gas at the Oklahoma Corporate Commission. Mr. Nizami has worked with numerous small to mid-sized Oil & Gas companies along with Major’s such as Chevron, ExxonMobil and Chesapeake Energy Corp. Mr. Nizami holds an MSc. in Petroleum Geology from Osmania University.

Ivar Siem is the Chairman of American Resources Inc. (“American”). Mr. Siem previously also served as the Chairman and CEO of American and its predecessor from September 2000 to August 1, 2017. Mr. Siem has broad experience from both the upstream and the service segments of the oil and gas industry. He has been the founder of several companies and involved in multiple roll-ups and restructuring processes throughout his career. These include Fred Olsen, Inc., Dolphin International, Inc., Blue Dolphin Energy, Seateam Technology ASA, DI Industries/Grey Wolf Drilling, American Resources Offshore, Inc., and Equimavenca SA. He has served on a number of public and private company boards including Frupor SA, Avenir ASA, Wellcem AS, and Siem Industries, Inc. Since July 2018, Mr. Siem has served as a member of the Board of Directors of PEDEVCO Corp. (NYSE American:PED), a company with securities registered under the Exchange Act.

Richard Dole has served as Chief Executive Officer of RDD Consulting, LLC since April 2015, which entity advises energy related companies on strategic and financial options. He served as President and CEO (beginning in 2008) and as a director of the Double Eagle Petroleum Co. (Double Eagle) from 2005 to March 2014. Mr. Dole also served as Chairman, President and CEO of Petrosearch Energy Corporation from 2004 until August 2014, when Petrosearch was merged with Double Eagle. He served on the Board of Directors; served as a member of the Board’s Audit Committee and as a designated financial expert of Westport Resources Corporation from March 2000, until Westport was merged into Kerr McGee Corp in 2004. Mr. Dole previously served as Vice President and Chief Financial Officer for Burlington Resources International from 1998-2000. Mr. Dole was employed by PricewaterhouseCoopers (formerly Coopers & Lybrand) where he served as Assurance and Business Advisory Partner for nearly 20 years. During that period, he served in numerous senior management roles, including National Chairman for the Energy and Natural Resources Industry practices for over 15 years, Vice Chairman for the U.S. Process Management business unit and created the Southwest region Corporate Finance and Strategic Planning Group. He was also the National Partner-in-Charge of Business Process Solutions at KPMG from 1995-1998. These positions reported to executive management committees. Mr. Dole has been in the energy and finance businesses for nearly 40 years. He has worked in most sectors of the energy industry including exploration, production, transportation and marketing, both domestically and internationally. He also has broad functional knowledge in strategy, business processes, and finance, - with significant experience in leading business units, working with capital markets, evaluating alternative financings, risk management programs, economic analysis, acquisitions and divestitures and corporate mergers. His projects have entailed billions of dollars. He has written and spoken on hundreds of energy and finance topics during his career. He graduated from Colorado State University with a degree in business and was a business school commencement speaker as Alumni of the Year.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Burns serves as Chairman and Mr. Khan serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Khan and the Company’s Interim Chief Financial Officer, Mr. Fernandez) and the members of our Board (currently Mr. Burns as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except as discussed in their bios above.

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

Board of Directors Meetings

The Company had six (6) official meetings of the Board of Directors during the fiscal year 2018 and nine (9) during the previous fiscal year ending December 31, 2017. All directors attended at least 75% of the meetings of the Board of Directors and meetings of Committees of the Board of Directors, for committees on which they served. The Company has not adopted a policy requiring its directors to attend its annual meeting. The Company’s majority shareholders took action via written consent during fiscal 2018, in lieu of a meeting of shareholders.

COMMITTEES OF THE BOARD

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James E. Burns (1)
Zel C. Khan
Leo Womack	X	C		M
Joel Oppenheim	X	M	C
Richard Dole	X
Saleem Nizami	X	M	M
Ivar Siem	X			C

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

The charter for each committee of the Board identified below is available on our website at www.petroliaenergy.com. Copies of the committee charters are also available for free upon written request to our Corporate Secretary. Additionally, the committee charters are filed as exhibits to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2018 (the “Form 8-K”).

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by NASDAQ rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Womack, is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Womack has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical above.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

The Audit Committee was formed on May 21, 2018.

The Audit Committee Charter is filed as Exhibit 99.1 to the Form 8-K filed on May 24, 2018.

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

The Compensation Committee was formed on May 21, 2018.

The Compensation Committee Charter is filed as Exhibit 99.2 to the Form 8-K filed on May 24, 2018.

Nominating and Governance Committee

The Nominating and Governance Committee, which is comprised exclusively of independent directors, is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Nominating and Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

The Nominating and Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee and may be considered at any point during the year.

The Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Nominating and Governance Committee was formed on May 21, 2018.

The Nominating and Governance Committee Charter is filed as Exhibit 99.3 to the Form 8-K filed on May 24, 2018.

Stockholder Communications with the Board

Our Company has defined policy and procedural requirements for stockholders to submit recommendations or nominations for directors as set forth in the Company’s Bylaws and described below. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Nominating and Governance Committee will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

The Nominating and Governance Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described below. The Secretary will send properly submitted stockholder recommendations to the Nominating and Governance Committee. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Nominating and Governance Committee through other means. The Nominating and Governance Committee also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

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

Code of Conduct

We have adopted a Code of Ethical Business Conduct (“ Code of Conduct ”) that applies to all of our directors, officers and employees.

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

Based solely upon a review by us of Forms 3 and 4 relating to fiscal year 2018 (and fiscal 2019 to date) as furnished to us under Rule 16a-3(d) under the Securities Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2018 (and fiscal 2019 to date), we believe that during fiscal 2018 (and fiscal 2019 to date), that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2018 (and fiscal 2019 to date), except for: (i) James E. Burns, who inadvertently failed to timely file five Form 4s to report 12 transactions on Form 4; (ii) Leo Womack, who inadvertently failed to timely file two Form 4s to report seven transactions on Form 4; (iii) Joel Oppenheim, who inadvertently failed to timely file four Form 4s to report 19 transactions on Form 4; (iv) Tariq Chaudhary, who inadvertently failed to timely file one Form 4 to report one transaction on Form 4; (v) Ivar Siem, who inadvertently failed to timely file three Form 4s to report 20 transactions on Form 4; (vi) Quinten Beasley, who inadvertently failed to timely file two Form 4s to report four transactions on Form 4; (vii) Richard Dole, who inadvertently failed to timely file two Form 4s to report four transactions on Form 4; and (viii) Zel C. Khan, who inadvertently failed to timely file one Form 4 to report seven transactions on Form 4.

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

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2018 and December 31, 2017:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option and Warrant Awards (4)	All Other Compensation (5)	Total
Zel Khan (Current Principal Executive Officer) (6)	2018	$10	$—	$—	$100,851	$—	$100,861
	2017	10	—	25,500	—	—	25,510
Horacio Alfredo Fernandez (Current interim Principal Financial and Accounting Officer) (7)	2018	68,000	—	—	—	—	68,000
		—	—	—	—	—	—
Tariq Chaudhary (Former Principal Financial and Accounting Officer) (8)	2018	77,500	—	50,000	—	—	127,500
		—	—	—	—	—	—
James E. Burns (Former President) (9)	2018	29,167	—	215,000	252,731	—	496,898
	2017	61,621	197,000	—	86,254	—	344,875
Paul Deputy (Former Principal Financial and Accounting Officer) (10)	2018	5,833	—	—	111,569	—	117,402
	2017	$140,000	$—	$—	$16,993	$—	$156,993

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of base salary (cash and non-cash) earned. Executive salaries in 2017 were accrued but not paid, except $5,833 paid to Mr. Deputy, included in the $140,000 total salary.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options and warrants granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	Zel C. Khan was appointed as President and Chief Executive Officer of the Company, on March 1, 2015.
(7)	Horacio Alfredo Fernandez was appointed as interim Chief Financial Officer on October 31, 2018.
(8)	Tariq Chaudhary was appointed as Chief Financial Officer on January 16, 2018 and resigned on October 31, 2018. On May 22, 2018, Tariq Chaudhary received 500,000 shares of common stock in consideration for agreeing to serve as Chief Financial Officer of the Company.
(9)	Appointed as Chief Executive Officer on April 18, 2017. Also, on April 18, 2017, the Board of Directors granted James E. Burns 1,000,000 shares of our restricted common stock in consideration for agreeing to serve as President of the Company. James E. Burns resigned as President on May 1, 2018. On April 19, 2018, James E. Burns received warrants to purchase 3,000,000 shares of common stock and 2,000,000 shares of restricted common stock pursuant to a termination agreement and his cessation as Chief Executive Officer.
(10)	Appointed as Chief Financial Officer July 1, 2016 and resigned as Chief Financial Officer on January 16, 2018. On March 31, 2018, Paul Deputy received warrants to purchase 250,000 shares of common stock pursuant to a termination agreement and his cessation as Chief Financial Officer.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

Employment Agreements

Zel C. Khan (CEO)

On September 23, 2015, Zel C. Khan, entered into an employment agreement with the Company effective October 1, 2015 to serve as our President and Chief Executive Officer for an initial term of twenty-four (24) months (automatically renewable thereafter for additional one-year terms), which agreement automatically extended from October 1, 2017 to September 30, 2018 and from October 1, 2018 to September 30, 2019. The agreement provides that the Company will pay Mr. Khan an annual base salary of $160,000, with a provision for deferral of current payments until such time that the Company is cash flow positive. The Company will issue one warrant to purchase one share of the Company’s restricted common stock at an exercise price of $0.20 per share for each dollar of gross salary that is deferred. The Warrants will have a term of 36 months from date of grant, which will vest quarterly.

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

Paul Deputy (Former CFO))

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

Effective January 16, 2018, Paul Deputy tendered his resignation as the Chief Financial Officer of the Company.

James E. Burns (Former President)

On April 18, 2017, James E. Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President. The agreement provides that the Company will pay Mr. Burns $300,000 per year in base salary. For the first year of employment, $100,000 of the salary will be paid in cash, the remaining amount will be paid by the issuance of 1,400,000 shares of common stock. On June 30, 2017, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns’ common stock related salary compensation. On September 30, 2017, 350,000 shares, valued at $42,000, were issued in accordance with Mr. Burns’ common stock related salary compensation. The $100,000 cash salary will commence after $1,000,000 is raised from the Series A Preferred Offering or a material event that brings cash into the Company. A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement. Mr. Burns will also receive an annual bonus based on the percentage increase in stock price during the year. For every percentage point increase in stock price, Mr. Burns will be paid that percentage times his base salary. For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid. On an annual basis, Mr. Burns will also receive service related warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.14 per share. At September 30, 2017, warrants to purchase 250,000 shares of common stock were granted, valued at $29,580, related to his 3rd quarter service bonus. These warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. In addition, warrants to purchase 166,667 shares of common stock were granted, valued at $14,758, related to his 2nd quarter service bonus. These warrants are based on a $0.09 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at a $0.17 price per share valuation, related to his 4th quarter service, volatility of 284%, and a discount rate of 1.09%, valued at $41,916.

On April 19, 2018, we entered into a Separation and Release Agreement with Mr. Burns (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Burns and the Company agreed:

(a)	that Mr. Burns would resign as President of the Company, effective May 1, 2018;
(b)	that the Company would pay Mr. Burns $33,000 in cash, issue him a warrant to purchase 3,000,000 shares of common stock (the “Separation Warrants” (which have a term of three years and an exercise price of $0.10 per share)) and issue him 2,000,000 shares of restricted common stock (the “Separation Shares”);

(c)	that Mr. Burns would release the Company from any further obligations under his prior employment agreement and release the Company from any other liabilities or claims; and
(d)	that Mr. Burns would refrain from using the Company’s confidential information, pursuant to the terms of the Separation Agreement.

Effective on May 1, 2018, the Board of Directors of the Company (a) appointed Zel C. Khan (the current Chief Executive Officer and Director of the Company) as President of the Company; and (b) appointed James E. Burns, the Company’s President prior to May 1, 2018, as Chairman of the Board of Directors of the Company.

On April 26, 2018, and effective May 1, 2018, the Company entered into a letter agreement with Mr. Burns dated April 20, 2018, pursuant to which, he agreed to serve as Chairman of the Company and the Company agreed to pay him (a) $500 per month as an automobile allowance, (b) up to $25,000 per year for he and his family’s health insurance, (c) $65,000 per year for compensation as Chairman (provided that such compensation is accrued until the Company has sufficient available capital to pay such amounts in cash and Mr. Burns is to receive 1-for-1 warrant coverage, with a $0.10 per share exercise price, for all accrued salary, issuable at the end of each calendar quarter), (d) 500,000 shares of the Company’s restricted common stock (the “Letter Shares”), (e) warrants to purchase 2,000,000 shares of the Company’s common stock, vesting at the rate of 750,000 of such warrants per quarter, upon completing and filing of each of the following four periodic filings with the Securities and Exchange Commission, having a term of 36 months, and an exercise price of $0.10 per share (the “Letter Warrants”), and (f) the right to earn bonuses as approved by the Board of Directors in its discretion from time to time. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns was granted fully vested warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share expiring in 36 months. The warrants were granted at fair value using a Black Scholes model for $147,600 and the restricted shares were valued at the closing price of the Company’s common stock on the date of the agreement for $45,000. The letter agreement has a term through April 30, 2019, provided that Mr. Burn’s position as Chairman and/or director can be terminated at any time if he is not re-nominated to serve as Chairman/director, at which time the Company is required to pay the compensation due to Mr. Burns pursuant to the terms of the agreement for the lesser of three months and until the end of the term.

Tariq Chaudhary (Former CFO)

On January 12, 2018, the Company entered into an employment agreement with Tariq Chaudhary, the Company’s former CFO, for a period of one year. The former CFO was to be paid a salary of $7,500 a month during the first 90 days of the probationary period. Upon successful completion of the probationary period, the salary was to be $120,000 per year. Also, the former CFO was to be given a signing bonus of 500,000 shares of common stock and was granted warrants to purchase 500,000 shares of common stock exercisable at $0.12 per share equally vesting over 36 months upon successful completion of the probationary period. Mr. Chaudhary successfully completed the probationary period and was issued the compensation described above. On October 31, 2018, Tariq Chaudhary, tendered his resignation as CFO, effective immediately.

Director Compensation

The table below summarizes all compensation of our directors for the year ended December 31, 2018, other than Mr. Khan, whose compensation is included in the executive compensation table above:

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2)	Option and Warrant Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
James E. Burns	$47,333	(6)	$37,500	$100,851	$—	$—	$—	$185,684
Leo Womack	—		—	100,851	—	—	—	100,851
Lee H. Lytton (4)	—		—	23,890	—	—	—	23,890
Joel Oppenheim	—		—	100,851	—	—	—	100,851
Quinten Beasley (5)	—		256,000	70,297	—	—	—	326,297
Saleem Nizami	—		—	100,851	—	—	—	100,851
Richard Dole	—		—	30,554	—	—	—	30,554
Ivar Siem	$—		$—	$76,961	$—	$—	$—	$76,961

The notes below summarizes all compensation of our directors for the year ended December 31, 2018.

(1)	Fees earned due to retainers, meetings, committees and chairman services. These fees were not paid in cash to date but were accrued.
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	The fair value of warrants granted computed in accordance with ASC 718 on the date of grant.
(4)	On March 31, 2018, Mr. Lytton passed away unexpectedly.
(5)	On October 17, 2018, 2,000,000 shares of common stock with a fair value of $256,000 were granted to a company controlled by a former director Quinten Beasley, Critical Communications Limited, pursuant to a separation agreement and his resignation as a member of the Board of Directors.
(6)	Includes $43,333 which was accrued and not paid for salary and $4,000 which was accrued and not paid for fees.

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors and director nominees; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of October 15, 2019 (the “Date of Determination”).

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 710 N. Post Oak Rd., Suite 512, Houston, Texas 77024.

	Number of Common Stock Shares (1)		Percent of Common Stock (2)	Number of Series A Convertible Preferred Stock Shares	Percent of Series A Convertible Preferred Stock (2)	Total Beneficial Ownership	Percent of Total Voting Shares (3)
Named Executive Officers and Directors
Zel C. Khan	4,284,643	(4)	2.6%	—	—%	4,284,643	2.6%
Joel Oppenheim	12,815,039	(5)	7.5%	20,490	10.3%	12,815,039	7.5%
Leo Womack	7,323,063	(6)	4.4%	8,400	4.2%	7,923,067	4.7%
James E. Burns	13,574,566	(7)	7.9%	16,400	8.2%	13,574,566	7.9%
Saleem Nizami	1,750,000	(8)	1.1%	—	—%	1,750,000	1.1%
Ivar Siem	3,540,834	(9)	2.1%	—	—%	3,540,834	2.1%
Richard Dole	1,687,500	(10)	1.0%	—	—%	1,687,500	1.0%
Horacio Alfredo Fernandez	100,000	(11)	* %	—	—%	100,000	* %
All Named Executive Officers and Directors as a Group (8 persons)	45,075,645		26.6%	45,290	22.7%	45,675,649	27.0%

5% Stockholders
Common Stock
Quinten Beasley (12)	65,518,225	(12)	36.7%	24,410	12.3%	65,518,225	36.7%

Series A Convertible Preferred Stock
Rick Wilber (13)	1,500,000		* %	55,000	27.6%	5,428,595	3.2%

* Less than 1%.

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

(1)	Not including shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by each holder.

(2)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 164,548,726 shares of common stock and 199,100 shares of Series A Convertible Preferred Stock issued and outstanding as of the Date of Determination. The Series A Preferred Stock (and accrued and unpaid dividends thereon) are convertible into shares of common stock of the Company on a 71.429-for-one basis. The Series A Preferred Stock includes a blocker prohibiting the conversion of the Series A Preferred Stock into common stock of the Company, if upon such conversion/exercise the holder thereof would beneficially own more than 4.999% of the Company’s then outstanding common stock, provided such limitation shall not apply in the event of an automatic conversion of the Series A Preferred Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation also limits the voting rights of any holders of the Series A Preferred Stock, the effects of which have been reflected in the table above. The Beneficial Ownership Limitation may be waived by any holder with 61 days prior written notice to the Company.

(3)	Includes all shares of common stock beneficially owned by each named person, all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to the named person, and all shares of common stock issuable upon conversion of Series A Preferred Stock held by the named person, subject to the Beneficial Ownership Limitation.

(4)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Khan, which have vested or which will vest within 60 days of the Date of Determination.

(5)	Includes all shares of common stock beneficially owned by Mr. Oppenheim, all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Oppenheim, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Oppenheim, subject to the Beneficial Ownership Limitation.

(6)	Includes all shares of common stock beneficially owned by Mr. Womack and the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Womack and the Trust, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Womack and the Trust, subject to the Beneficial Ownership Limitation.

(7)	Includes all shares of common stock beneficially owned by Mr. Burns, all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Burns, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Burns, subject to the Beneficial Ownership Limitation.

(8)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Nizami, which have vested or which will vest within 60 days of the Date of Determination.

(9)	Includes all shares of common stock beneficially owned by Mr. Siem and American Resources Offshore Inc. (“American Resources”) and all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Siem and American Resources. Mr. Siem is deemed to beneficially own the securities held by American Resources due to his position as Director and CEO of American Resources.

(10)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Dole, which have vested or which will vest within 60 days of the Date of Determination.

(11)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Fernandez, which have vested or which will vest within 60 days of the Date of Determination.

(12)	Address: 710 N. Post Oak Rd., Suite 510, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Beasley, Critical Communication LLC (“Critical”) and Jovian Petroleum Corporation (“Jovian”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Beasley, Critical and Jovian, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Beasley, Critical and Jovian, subject to the Beneficial Ownership Limitation. Mr. Beasley is deemed to beneficially own the securities held by Critical due to his position as Managing Director of Critical. Mr. Beasley is deemed to beneficially own the securities held by Jovian due to his position as CEO of Jovian.

(13)	Address: 10360 Kestrel Street, Plantation, Florida, 33324.

Changes in Control

The Company is not aware of any arrangements, which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation,” or in Note 4 – Acquisition of Bow Energy, Ltd., a Related Party, Note 5 – Disposition of Bow Energy, Ltd., a Related Party, Note 8 – Related Party Notes Payable, Note 11 - Equity and Note 12 - Related Party Transactions, of the consolidated audited financial statements included herein, all of which information is incorporated by reference into this Item 13, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

On April 18, 2017, Mr. James Burns and Mr. Saleem Nizami were elected as Directors of the Company. In exchange for accepting their appointments, each individual was granted 100,000 shares of common stock valued at $0.13 per share. Each Director’s shares were valued at $13,000.

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

For their service as Directors on the Company’s Board of Directors, on May 23, 2017, the Board granted Leo B. Womack, the former Chairman of the Board of Directors of the Company, warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and are exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, members of the Board of Directors, each a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the warrants granted on May 23, 2017 is $356,027, based on a $0.12 valuation, volatility of 235%, a discount rate of 1.09% and a 3-year term. The total amount of the warrants was expensed during December 31, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2017 service term.

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest offering (“ORRI”) on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty-two (22) previously drilled wells at the field. Under the terms of the offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. At its completion, the ORRI raised a total of $300,000. Effective April 18, 2017, all owners of SUDS ORRI interests were authorized to convert their interests, at their sole discretion, to Preferred Stock in the Company in conjunction with the Company’s current Series A Preferred Stock Offering. Included in this conversion offering each investor converted ORRI interests equal to the cumulative revenue amount of $30,000, less their revenue received since inception. During the second quarter of 2017, 14% of the 15% outstanding SUDS ORRI interests were converted to Preferred Stock of the Company. This conversion resulted in 40,500 shares of Preferred Stock being issued to those holders who chose to convert, with a value of $405,000. The transaction resulted in an increase to Oil and Gas Property assets by $280,000 and an increase to interest expense of $128,229 and a cash true-up payment of $3,230. Related parties (James Burns, Joel Oppenheim, Paul Deputy (former CFO), Lee Lytton (former Secretary and Director), Leo Womack and Jovian) converted 6% in ORRI interests and received a total of 17,400 shares of Preferred Stock (2,900 shares of Preferred Stock each), with the total valued at $174,000.

On May 23, 2017, related party debt holders were offered the option to convert their outstanding loan balances of $362,500 and accrued interest of $13,400 (totaling $375,900) into Preferred Stock. As a result, the following Preferred Stock shares were issued: Leo Womack 5,500 shares, Joel Oppenheim 17,590 shares, Lee Lytton 2,500 shares, James Burns 10,500 shares, and Paul Deputy 1,500 shares. In addition, any holder of any non-interest bearing loan converted also received warrants to purchase four shares of common stock for each dollar converted. Consequently, a total of warrants to purchase 400,000 shares of common stock were granted (Leo Womack 70,000 shares, Joel Oppenheim 270,000 shares, Lee Lytton 30,000 shares and Paul Deputy (former CFO) 30,000 shares) as part of the conversion, which each had an exercise price of $0.20 per share and a term of 3 years. The warrants were valued at $47,319. Any loan that had received warrants when initially issued did not receive additional warrants in this conversion offering.

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

On August 1, 2017, Mr. Joel Oppenheim provided a Letter of Credit (LOC), which was posted as collateral, in order for the Company to issue operating bonds with the State of New Mexico for the operation of 25 Twin Lakes San Andres Unit wells. In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock valued at $236,586 with an exercise price of $0.14 per share. The warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. For each quarter following the initial advance until the LOC is revoked an additional two hundred fifty thousand (250,000) warrants will be granted. The exercise price of those warrants will be the average common stock market price over the previous 90 days. In addition, the Company will provide a security interest in the form of a 100% undivided working interest in the NOACK field. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to the Letter of Credit (LOC) provided for the 4th quarter, volatility of 284%, a discount rate of 1.09%, and a 3 year term, valued at $41,916.

On September 26, 2017, Mr. Oppenheim was issued 1,035,000 shares of common stock. These shares were the result of exercising warrants to purchase 1,035,000 shares of common stock, at an exercise price of $0.06 per share, which included the remittance of $62,065 as the aggregate exercise price.

On October 1, 2017, the Company initiated a new $500,000 private placement offering consisting of 10 units to “accredited investors”, with each unit consisting of (1) 416,667 shares of restricted common stock and (2) warrants to purchase 416,667 additional shares of common stock at an exercise price of $0.20 per share at any time prior to October 1, 2020. Each unit was sold for $50,000. In 2017, the Company sold 6.5 (six and a half) Units (2,708,336 restricted shares of common stock and warrants to purchase 2,708,336 shares of common stock) for aggregate consideration of $325,000. Included as purchasers in the offering were Leo Womack, our Director, who purchased 0.8 (8/10 part) of a Unit for an aggregate of $40,000; and Joel Oppenheim, our Director, who acquired one fifth of one (1/5 part) Unit for an aggregate of $10,000.

On February 1, 2018, former director Quinten Beasley, exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of accounts payable, due to a company controlled by the former director, at an average share price of $0.092 per share. No gain or loss was recorded on settlement.

On February 1, 2018, director Joel Oppenheim subscribed for a private placement resulting in the issuance of 208,333 shares of common stock and warrants for gross proceeds of $25,000 at a price of $0.12 per unit.

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. The LOC currently has a term through December 31, 2019.

On February 23, 2018, director Saleem Nizami was issued 100,000 shares of common stock, valued at $13,000 or $0.13 per share, in exchange for his professional consulting services at the SUDS, Oklahoma lease.

On February 27, 2018, the transactions contemplated by the November 30, 2017, Arrangement (the “Arrangement”) entered into to acquire Bow Energy Ltd (“Bow” and the “Acquisition”), a Canadian company with corporate offices in Alberta, Calgary, closed and the Company acquired Bow Energy Ltd., a related party and all of the issued and outstanding shares of capital stock of Bow (each a “Bow Share”). Under the terms of the Arrangement, Bow shareholders are deemed to have received 1.15 common stock shares for each Bow Share. A total of 106,156,712 shares of the Company’s common stock were issued to the Bow shareholders as a result of the Arrangement, plus additional shares in connection with rounding. Prior to the acquisition of Bow, BSIH, Ltd., was the largest shareholder of Bow. BSIH’s Chief Executive Officer, Ilyas Chaudhary, is the father of Petrolia’s CEO, Zel C. Khan. Mr. Chaudhary had a controlling interest in BSIH prior to the acquisition of Bow. Therefore, the Bow acquisition is a related party transaction.

On February 28, 2018, director Joel Oppenheim exercised warrants to purchase 630,000 shares of common stock for cash proceed of $61,800 at an average exercise price of $0.098 per share.

On March 23, 2018, director, Joel Oppenheim subscribed in a private placement for 104,167 shares of common stock and warrants to purchase 104,167 shares of common stock, for gross proceeds of $12,500 at a price of $0.12 per unit. The warrants have a contractual life of two years and an exercise price of $0.20 per warrant.

On March 31, 2018, 350,000 shares of common stock, valued at $35,000 or $0.10 per share, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On April 12, 2018, the Board of Directors approved (a) the entry by the Company into a $500,000 Convertible Promissory Note with Blue Sky International Holdings Inc., a related party. The note, effective April 1, 2018, is due on April 1, 2019, accrues interest at the rate of 11% per annum until paid in full, and is convertible into shares of common stock of the Company at the rate of $0.12 per share. This note was never utilized and subsequently cancelled on April 27, 2018; and (b) the entry into an Amended Revolving Line of Credit Agreement with Jovian, a related party, which establishes a revolving line of credit in the amount of $500,000 with amounts borrowed thereunder due at the expiration of the line of credit and accruing interest at the rate of 3.5% per annum unless there is a default thereunder at which time amounts outstanding accrue interest at the rate of 7.5% per annum until paid in full, with such interest payable every 90 days. Both the BSIH Promissory Note and the Jovian Line of Credit are related party transactions. Blue Sky International Holdings Inc. is owned by Mr. Ilyas Chaudhary, father of Zel C. Khan, former Director and Officer of Jovian and current CEO and President of Petrolia.

On April 26, 2018, Joel Oppenheim, Director, exercised warrants to purchase 500,000 shares of common stock for cash proceed of $50,000 at an average exercise price of $0.10 per share.

On May 22, 2018, the Company issued 500,000 shares of common stock to officer Tariq Chaudhary, who had served as the Chief Financial Officer, as part of his compensation package. The shares had a fair value of $50,000, or $0.10 per share, based on the closing price of Petrolia’s stock on the grant date.

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

Effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky, pursuant to which, among other things, the Company sold Blue Sky 100% of our ownership of Bow and 70,807,417 shares of the Company’s common stock owned and controlled by Blue Sky and BSIH were returned to the Company and cancelled.

On September 14, 2018, warrants to purchase 150,000 shares of common stock with a fair value of $11,242 were granted to director Joel Oppenheim pursuant to a loan agreement. Each warrant is exercisable into shares of common stock at an exercise price of $0.10 per share and has a contractual life of two years. The warrants were valued using the Black-Scholes Option Pricing Model.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky. Pursuant to the MOU, the Company acquired an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

On October 17, 2018, 2,000,000 shares of common stock with a fair value of $256,000 were granted to a company controlled by a former director Quinten Beasley, Critical Communications Limited, pursuant to a separation agreement and his resignation as a member of the Board of Directors. Furthermore, warrants to purchase 2,000,000 shares of common stock with a fair value of $244,429 were granted. Each warrant is exercisable into shares of common stock at an exercise price of $0.10 per share and has a contractual life of two years. The warrants were valued using the Black-Scholes Option Pricing Model.

On October 22, 2018, director Leo B. Womack exercised warrants to purchase 1,000,000 shares of common stock. The exercise price of $60,000 or $0.06 per share was satisfied by forgiving debt outstanding and due to the holder of $60,000, with no gain or loss recognized.

On October 31, 2018, director Joel Oppenheim subscribed in a private placement for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock for gross proceeds of $25,000 at a price of $0.08 per unit. Each warrant has an exercise of $0.10 per share and expires on November 1, 2020.

On November 1, 2018, director Richard Dole subscribed in a private placement for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock for gross proceeds of $25,000 at a price of $0.08 per unit. Each warrant has an exercise of $0.10 per share and expires on November 1, 2020.

On November 2, 2018, Jovian, a related party, subscribed in a private placement for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock for gross proceeds of $50,000 at a price of $0.08 per unit. Each warrant has an exercise of $0.10 per share and expires on November 1, 2020.

On December 14, 2018, director Joel Oppenheim subscribed in a private placement for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock for gross proceeds of $12,500 at a price of $0.08 per unit. Each warrant has an exercise of $0.10 per share and expires on November 1, 2020.

On December 14, 2018, American Resources Offshore Inc., a related party, subscribed in a private placement for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock for gross proceeds of $12,500 at a price of $0.08 per unit. Each warrant has an exercise of $0.10 per share and expires on November 1, 2020.

During the year ended December 31, 2018, warrants to purchase 1,000,000 shares of common stock with an aggregate fair value of $104,009 were granted to director Joel Oppenheim, pursuant to a loan agreement. Each warrant is exercisable into shares of common stock of the Company at an exercise price of $0.10 - $0.14 per share and has a contractual life of three years. The warrants were valued using the Black-Scholes Option Pricing Model.

On August 21, 2019, the Company closed private placements with related parties for gross proceeds of $150,000, consisting of 1,875,000 shares of common stock and 3,750,000 warrants to purchase shares of common stock, exercisable at a price of $0.10 per share at any time prior to November 1, 2020. American Resources Offshore Inc. (of which Ivar Siem, our director) subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Leo Womack, our director, subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Jovian Petroleum Corporation, a greater than 5% shareholder of the Company, subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock. Joel Martin Oppenheim, our director, subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock.

Review, Approval and Ratification of Related Party Transactions

On August 22, 2018, the Company adopted a formal related party transaction policy (the “Policy”) for the review, approval or ratification of transactions, such as those described above, with our directors, nominees for director, executive officers and significant shareholders or certain entities or persons related to them.

Under the terms of the Policy, the Audit Committee shall review the material facts of all related party transactions and may approve or disapprove of the entry into the related party transaction. Where advance Audit Committee review of a related party transaction is not feasible or has otherwise not been obtained, then the related party transaction shall be reviewed subsequently by the Audit Committee (and such transaction may be ratified subsequently by the Audit Committee). The Audit Committee may also disapprove of a previously entered into related party transaction and may require that management of the Company take all reasonable efforts to terminate, unwind, cancel or annul the related party transaction. The Audit Committee shall be authorized to review in advance and provide standing pre-approval in advance of certain related party transactions or categories of related party transactions which include employment of executive officers, director compensation and others. The Audit Committee or the Board of Directors may recommend the creation of a special Audit Committee to review any related party transaction.

Each officer and/or director who is a related party with respect to a particular related party transaction shall disclose all material information to the Audit Committee concerning such related party transaction and his or her interest in such transaction. Any member of the Audit Committee who has a potential interest in any related party transaction shall recuse himself or herself and abstain from voting on the approval or ratification of the related party transaction, but may participate in all or a portion of the Audit Committee’s discussions of the related party transaction, if requested by the Audit Committee.

In connection with its review of a related party transaction, the Audit Committee shall take into account, among other factors it deems appropriate, including the following factors, among others, to the extent relevant to the related party transaction:

● Whether the terms of the related party transaction are fair to the Company and would apply on the same basis if the transaction did not involve a related party, i.e., whether the terms of the transaction would be the same if the transaction was undertaken on an arms-length basis;

● Whether there are any compelling business reasons for the Company to enter into the related party transaction and the nature of alternative transactions, if any;

● Whether the related party transaction would impair the independence of an otherwise independent director or nominee for director;

● Whether the Company was notified about the related party transaction before its commencement and if not, why pre-approval was not sought and whether subsequent ratification would be detrimental to the Company; and

● Whether the related party transaction would present an improper conflict of interest for any related party, taking into account the size of the transaction, the overall financial position of the related party, the direct or indirect nature of the related party’s interest in the transaction and the ongoing nature of any proposed relationship and any other factors the Audit Committee deems relevant.

If a related party transaction will be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the related party. Thereafter, the Audit Committee shall periodically review and assess ongoing relationships with the related party. Any material amendment, renewal or extension of a transaction, arrangement or relationship previously reviewed under the Policy shall also be subject to subsequent review under the Policy.

In addition to guidelines for ongoing related party transactions, the Audit Committee may, as it deems appropriate and reasonable, establish from time to time guidelines regarding the review of other related party transactions including those that (i) involve de minimus amounts, (ii) do not require public disclosure, or (iii) involve transactions that have primarily a charitable purpose.

Director Independence

Our common stock is quoted for trading on the OTC Pink market operated by OTC Markets Group and we are not required to have independent members of our Board of Directors pursuant to OTC Pink market rules. Notwithstanding that we currently consider Leo Womack, Joel Oppenheim, Saleem Nizami, Ivar Siem and Richard Dole as independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

M&K CPAS, PLLC (“M&K”) served as our independent registered public accounting firm for the year ended December 31, 2018. MaloneBailey, LLP (“MaloneBailey”) served as our independent registered public accounting firm for the year ended December 31, 2017 and resigned effective January 29, 2019. The following table shows the aggregate fees billed to us for these years by M&K and MaloneBailey.

	Year Ended December 31,
	2018	2017

Audit Fees	$95,500	$64,000
Audit-Related Fees	—	—
Tax Fees	—	2,500
All Other Fees	—	—
Total	$95,500	$64,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Form 10-Q reports. Prior to contracting with M&K and MaloneBailey to render audit or non-audit services, each engagement was approved by our directors.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by M&K and MaloneBailey for 2018 and 2017.

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

(3)	Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
2.1	Purchase and Sale Agreement effective October 1, 2015, by and between SUDS Properties, LLC and the Company		8-K	2.1	9/28/2015	000-52690
2.2	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
2.3	Bukit Energy Inc. Share Purchase Agreement Dated May 16, 2017		10-Q	2.2	3/31/2018	000-52690
2.4	Share Exchange Agreement by and between Petrolia Energy Corporation and Blue Sky Resources Ltd, dated August 31, 2018 and effective July 1, 2018		8-K	2.1	9/5/2018	000-52690
3.1	Original Colorado Articles of Incorporation		SB-2	3.1	7/25/2006	333-136012
3.2	Amended and Restated Colorado Articles of Incorporation		SB-2	3.2	7/25/2006	333-136012
3.3	Amendment to Colorado Articles of Incorporation		S-1	3.3	10/24/2012	333-184575
3.4	Texas Certificate of Conversion Converting From Rockdale Resources Corporation (Colorado) to Petrolia Energy Corporation (Texas) filed with the Secretary of State of Texas on June 15, 2016		8-K	3.1	9/12/2016	000-52690
3.5	Certificate of Correction to Texas Certificate of Formation filed with the Secretary of State of Texas on August 24, 2016		8-K	3.2	9/12/2016	000-52690

3.6	Statement of Conversion as filed with the Secretary of State of Colorado on August 30, 2016	8-K	3.3	9/12/2016	000-52690
3.7	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017	10-Q	3.1	3/31/2018	000-52690
3.8	Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017	10-Q	3.1	3/31/2017	000-52690
3.9	Bylaws of Petrolia Energy Corporation (Texas)	8-K	3.4	9/12/2016	000-52690
10.1***	Employment Agreement with Mr. Zel C. Khan dated September 23, 2015	8-K	10.1	9/28/2015	000-52690
10.2***	Form of Warrant Agreement for the deferral of Mr. Khan’s salary	8-K	10.2	9/28/2015	000-52690
10.3	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the 15% Net Working Interest in the Twin Lakes San Andres Unit	8-K	10.1	11/10/2015	000-52690
10.4	$146,875 Promissory Note with Financial Assurance & Bonds dated November 4, 2015, owed by the Company to Blue Sky NM, Inc.	8-K	10.2	11/10/2015	000-52690
10.5	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the acquisition of a $1.3 million promissory note in connection with the Bankruptcy of Orbit Petroleum, Inc.	8-K	10.3	11/10/2015	000-52690
10.6	$1.3 million Installment Promissory Note due from Canyon E&P Company dated September 24, 2010	8-K	10.4	11/10/2015	000-52690
10.7***	Amended and Restated Petrolia Energy Corporation 2015 Stock Incentive Plan	8-K	10.1	11/16/2017	000-52690
10.8	Agreement for Share Exchange, dated January 29, 2016 and effective February 1, 2016 between the Company and Askarii Resources, LLC	8-K	10.2	2/9/2016	000-52690
10.9***	Employment Agreement dated August 17, 2016, with Paul M. Deputy as Chief Financial Officer	10-Q	10.1	6/30/2016	000-52690
10.10***	Option Agreement with Paul M. Deputy dated August 17, 2016	10-Q	10.2	6/30/2016	000-52690
10.11	Rick Wilber Note Extension Agreement dated June 30, 2016	10-Q	10.3	6/30/2016	000-52690

10.12	Purchase and Sale Agreement effective September 1, 2016, by and between Whistler Ventures, LLC and Petrolia Energy Corporation, relating to the 25% Net Working Interest in the Twin Lakes San Andres Unit	8-K	10.1	9/22/2016	000-52690
10.13	Assignment and Transfer of Interest effective September 1, 2016 between Petrolia Energy Corporation and Whistler Ventures LLC	8-K	10.2	9/22/2016	000-52690
10.14	Purchase and Sale Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.1	10/5/2016	000-52690
10.15	Assignment and Transfer of Interest (50%) effective September 28, 2016 between Petrolia Energy Corporation and Jovian Petroleum Corporation	8-K	10.2	10/5/2016	000-52690
10.16	Share Exchange Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 40% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.3	10/5/2016	000-52690
10.17	Promissory Note ($1M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.4	10/5/2016	000-52690
10.18	Production Payment Note ($3M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.5	10/5/2016	000-52690
10.19	Settlement Agreement effective February 12, 2017 between Petrolia Energy Corporation and Dead Aim Investments	8-K	10.1	2/21/2017	000-52690
10.20	Quitclaim Deed effective February 12, 2017 by and between Dead Aim Investments and Petrolia Energy Corporation, relating to the 60% Net Working Interest in the Twin Lakes San Andres Unit	8-K	10.2	2/21/2017	000-52690
10.21	Second Amendment to Rick Wilber Note Agreement effective as of December 31, 2016	10-K	99.2	12/31/2016	000-52690
10.22	Series A Convertible Preferred Stock Offering Memorandum (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.3	3/31/2017	000-52690
10.23	Form of Preferred Stock Subscription Agreement for the Company’s Series A Convertible Preferred Stock Offering (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.4	3/31/2017	000-52690
10.24	Debt Conversion Agreement, dated June 30, 2011, by and between the Company, Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC	8-K	10.1	5/31/2017	000-52690

10.25	Debt Conversion Agreement, dated July 19, 2017 by and between the Company and Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC	8-K	10.1	7/24/2017	000-52690
10.26	Debt Conversion Agreement, dated July 6, 2017 by and between the Company and Rick Wilber	8-K	10.2	7/24/2017	000-52690
10.27	Employment Agreement dated April 18, 2017, with James E. Burns as President of Petrolia Energy Corporation	10-Q	10.6	6/30/2017	000-52690
10.28	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.	10-K	10.28	12/30/2017	000-52690
10.29	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018	10-K	10.29	12/30/2017	000-52690
10.30	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation	8-K	10.1	5/1/2018	000-52690
10.31	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation	8-K	10.2	5/1/2018	000-52690
10.32	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018	8-K	10.3	5/1/2018	000-52690
10.33	Tariq Chaudhary Offer Letter dated January 12, 2018	10-Q	10.6	3/31/2018	000-52690
10.34	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment	10-Q	10.7	3/31/2018	000-52690
10.35	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018	8-K	10.1	7/6/2018	000-52690
10.36	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018	8-K	10.2	7/6/2018	000-52690
10.37	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018	8-K	10.3	7/6/2018	000-52690
10.38	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)	8-K	10.1	9/5/2018	000-52690
10.39	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)	8-K	10.2	9/5/2018	000-52690
10.40	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)	8-K	10.3	9/5/2018	000-52690
10.41	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)	8-K	10.4	9/5/2018	000-52690
10.42	Form of 12% Bridge Note – 2018	8-K	10.5	9/5/2018	000-52690
10.43	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.	10-Q	10.16	9/30/2018	000-52690
10.44	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation	10-Q	10.17	9/30/2018	000-52690
10.45	Loan Agreement dated September 17, 2018 with Emmett Lescroart	10-Q	10.18	9/30/2018	000-52690

10.46	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC	X
10.47	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2018	X
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
14.3	Related Party Transaction Policy	X
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	2/25/2019	000-52690
21.1*	Subsidiaries	X
23.1*	Consent of MKM Engineering dated October 15, 2019	X
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1*	Oil and gas reserve report for United States Properties at December 31, 2018, dated April 12, 2019	X
99.2*	Oil and gas reserve report for Canadian Properties at December 31, 2018, dated September 22, 2019	X
99.3	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.4	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.5	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
99.6*	Revised oil and gas reserve report for United States Properties at December 31, 2017, dated April 12, 2018	X
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer
(Principal Executive Officer)
Date: October 15, 2019

	By:	/s/ Horacio Alfredo Fernandez
Horacio Alfredo Fernandez
Interim Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: October 15, 2019

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan	Chief Executive Officer
Zel C. Khan	(Principal Executive Officer), and Director	October 15, 2019

/s/ Horacio Alfredo Fernandez	Interim Chief Financial Officer
Horacio Alfredo Fernandez	(Principal Financial/Accounting Officer)	October 15, 2019

/s/ Leo Womack
Leo Womack	Director	October 15, 2019

/s/ Joel Oppenheim
Joel Oppenheim	Director	October 15, 2019

/s/ James E. Burns
James E. Burns	Director	October 15, 2019

/s/ Saleem Nizami
Saleem Nizami	Director	October 15, 2019

/s/ Ivar Siem
Ivar Siem	Director	October 15, 2019

/s/ Richard Dole
Richard Dole	Director	October 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Petrolia Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation (the Company) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Petrolia Energy Corporation, as of December 31, 2017, were audited by other auditors, whose report dated April 17, 2018, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, Texas

October 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Petrolia Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petrolia Energy Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company’s auditor from 2011 through 2018.

Houston, Texas

April 17, 2018

PETROLIA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$13,779	$82,593
Accounts receivable	—	51,026
Other current assets	255,180	8,993
Total current assets	268,959	142,612

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	12,794,285	14,312,580
Furniture, equipment & software	201,110	264,723
Less accumulated depreciation, depletion and impairment	(586,488)	(1,192,229)
Net property and equipment	12,408,907	13,385,074

Other assets
Intangible assets	—	49,886

Total assets	$12,677,866	$13,577,572

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$264,654	$253,557
Accounts payable – related parties	42,494	159,878
Accrued liabilities	608,357	81,083
Accrued liabilities – related parties	649,633	815,814
Notes payable	335,877	42,582
Notes payable – related parties	610,748	207,100
Total current liabilities	2,511,763	1,560,014

Asset retirement obligations	1,509,622	473,868
Notes payable	725,999	24,204
Derivative liability	37,013	—
Total liabilities	4,784,397	2,058,086

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 199,100 and 197,100 shares issued and outstanding	199	197
Common stock, $0.001 par value; 400,000,000 shares authorized; 162,673,726 and 111,698,222 shares issued and outstanding	162,674	111,698
Additional paid in capital	57,253,595	22,730,974
Accumulated other comprehensive income	8,273	—
Accumulated deficit	(49,531,272)	(11,323,383)

Total stockholders’ equity	7,893,469	11,519,486
Total liabilities and stockholders’ equity	$12,677,866	$13,577,572

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Oil and gas sales	$1,173,060	$148,835
Total revenue	1,173,060	148,835

Operating expenses
Lease operating expense	1,537,405	407,035
Production tax	4,014	9,197
General and administrative expenses	4,827,429	2,550,481
Depreciation, depletion and amortization	486,671	74,469
Asset retirement obligation accretion	27,971	49,753
Impairment of oil and gas properties	2,322,255	—
Impairment of intangible assets	49,886	—
Total operating expenses	9,255,631	3,090,935
Loss from operations	(8,082,571)	(2,942,100)
Other income (expenses)
Loss on disposal of equipment	(13,783)	—
Interest expense	(156,861)	(265,813)
Foreign exchange gain	14,671	—
Loss on related party debt settlement of accrued salaries	(203,349)	(94,177)
Change in fair value of derivative liabilities	(7,001)	—
Loss on debt extinguishment	(260,162)	—
Loss on acquisition and disposition of Bow Energy Ltd.	(29,319,554)	—
Other income	—	40,806
Total other income (expense)	(29,946,039)	(319,184)
Net loss before taxes	(38,028,610)	(3,261,284)
Income tax provision (benefit)	—	—

Net loss	$(38,028,610)	$(3,261,284)

Series A preferred dividends	(179,279)	(94,479)

Net loss attributable to common stockholders	(38,207,889)	(3,355,763)

Loss per share
(Basic and fully diluted)	$(0.21)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	184,564,874	93,545,807

Other comprehensive income
Foreign currency translation adjustments	8,273	—
Comprehensive loss	(38,020,337)	(3,261,284)

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017

Cash Flows from Operating Activities
Net loss	$(38,028,610)	$(3,261,284)
Adjustment to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	486,671	74,469
Asset retirement obligation accretion	27,971	49,753
Bad debt expense	25,000	—
Loss on related party debt settlement of accrued salaries	203,349	94,177
Change in fair value of derivative liabilities	7,001	—
Loss on extinguishment of debt	260,162	—
Equity settled finance fees	112,773	60,101
Warrant expense related to business combination	103,632	—
Stock-based compensation expense	3,451,739	899,420
Foreign currency remeasurement loss	11,710	—
Loss on acquisition and disposition of Bow Energy Ltd.	29,319,554	—
Loss on disposal of equipment	13,980	—
Impairment of oil and gas properties	2,322,255	—
Impairment of intangible assets	49,886	—
Guarantor fees	—	524,502
Interest on ORRI conversion	—	128,229
Loss on disposal of assets	—	3,677
Debt issuance costs	—	47,319
Changes in operating assets and liabilities
Accounts receivable	(211,332)	(1,010)
Other current assets	(6,187)	22,199
Deposits	240,000	—
Accounts payable	248,013	61,195
Accounts payable – related parties	(14,794)	—
Accrued liabilities	354,410	164,307
Accrued liabilities – related parties	(104,560)	—
Deferred salaries	—	195,789
Net cash used in operating activities	(1,127,377)	(937,157)

Cash Flows from Investing Activities
Purchase of working interest in Canadian Properties	(932,441)	—
Sale of NOACK property	135,000	—
Net cash acquired in acquisition of Bow Energy Ltd.	3,784	—
Net cash disposed of in sale of Bow Energy Ltd.	(4,003)	—
Purchase of fixed assets	—	(9,256)
Cash used in investing activities	(797,660)	(9,256)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	397,500	435,065
Proceeds from exercise of warrants	179,675	—
Proceeds from issuance of preferred stock	20,000	241,000
Proceeds from notes payable	1,000,000	—
Repayments of notes payable	(41,325)	(5,076)
Proceeds from related party notes payable	494,477	361,600
Repayments of related party notes payable	(194,104)	(69,000)
Cash paid for PORRI conversion	—	(3,230)
Cash provided by financing activities	1,856,223	960,359

Net change in cash	(68,814)	13,945

Cash at beginning of period	82,593	68,648

Cash at end of period	$13,779	$82,593

The accompanying notes are an integral part of these audited consolidated financial statements

	Year Ended December 31, 2018	Year Ended December 31, 2017
SUPPLEMENTAL DISCLOSURES
Interest paid	$28,057	$23,210
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Common shares issued for acquisition of Bow Energy Ltd. (Note 4)	34,607,088	—
Shares cancelled as proceeds in sale of Bow Energy Ltd. (Note 5)	4,956,519	—
Settlement of accrued salaries for related parties with common shares	61,621	—
Settlement of account payable – related parties for common shares, related party	102,590	—
Series A preferred dividends accrued	179,279	94,479
Proceeds from notes payable paid directly by the related party creditor to seller for acquisition of working interests	313,775	—
Warrants exercised with proceeds satisfied through settlement of debt	60,000	—
Note receivable recognized on sale of oil and gas property	240,000	—
Sale of vehicle to related party	—	8,677
Note payable for purchase of vehicle	—	35,677
Initial recognition of asset retirement obligation	—	101,405
Preferred shares issued for purchase of related party’s equipment	—	30,000
Settlement of accounts receivable and other assets for oil and gas properties	—	465,788
Settlement of debt with preferred shares	—	154,000
Settlement of debt and advances with preferred shares – related parties	—	925,900
Settlement of debt with common shares	—	32,532
Settlement of ORRI investments with preferred shares	—	231,000
Settlement of ORRI investments with preferred shares - related parties	—	174,000
Settlement of related party debt with shares of common stock, preferred stock and warrants	$—	$4,033,151

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Preferred stock		Common stock		Additional paid-in	other comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income	deficit	(deficit)
Balance at December 31, 2016	—	—	79,034,505	$79,034	$14,887,090	$—	$(7,967,620)	$6,998,504
	—	—
Shares issued for settlement of payables	—	—	1,400,000	1,400	178,119	—	—	179,519
Shares issued for conversion of debt	—	—	271,096	271	32,260	—	—	32,531
Stock based compensation – directors	—	—	200,000	200	393,954	—	—	394,154
Stock based compensation – employees	—	—	1,700,000	1,700	324,047	—	—	325,747
Shares issued for issuance of common stock for cash	—	—	2,891,669	2,892	320,108	—	—	323,000
Shares issued for issuance of common stock for cash. Related Party	—	—	1,451,667	1,452	110,613	—	—	112,065
Warrants issued for loans	—	—	—	—	385,922	—	—	385,922
Shares and warrants issued for conversion of notes payable to related party	—	—	22,749,285	22,749	3,884,057	—	—	3,906,806
Shares issued to related party for guarantor fee	—	—	2,000,000	2,000	244,000	—	—	246,000
Shares issued for cash	24,100	24	—	—	240,976	—	—	241,000
Shares issued for conversion of shareholder advances	27,090	27	—	—	270,873	—	—	270,900
Shares issued for conversion of debt	42,010	42	—	—	420,058	—	—	420,100
Shares issued for conversion of debt - related party	60,400	61	—	—	603,940	—	—	604,001
Shares issued for purchase of equipment	3,000	3	—	—	29,997	—	—	30,000
Shares issued for conversion of TORRI	23,100	23	—	—	230,977	—	—	231,000
Shares issued for conversion of TORRI - related party	17,400	17	—	—	173,983	—	—	174,000
Series A preferred dividends	—	—	—	—	—	—	(94,479)	(94,479)
Net loss						—	(3,261,284)	(3,261,284)
Balance at December 31, 2017	197,100	197	111,698,222	111,698	22,730,974	—	(11,323,383)	11,519,486

Preferred shares issued	2,000	2	—	—	19,998	—	—	20,000
Common shares issued	—	—	3,750,000	3,750	393,750	—	—	397,500
Exercise of warrants	—	—	3,910,000	3,910	338,355	—	—	342,265
Shares issued to settle liabilities	—	—	1,216,209	1,216	479,267	—	—	480,483
Stock-based compensation	—	—	6,750,000	6,750	3,459,626	—	—	3,466,376
Warrants issued as financing fees	—	—	—	—	112,773	—	—	112,773
Acquisition of Bow Energy Ltd.	—	—	106,156,712	106,157	34,500,931	—	—	34,607,088
Warrants issued related to acquisition of Bow Energy Ltd.	—	—	—	—	103,633	—	—	103,633
Sale of Bow Energy Ltd.	—	—	(70,807,417)	(70,807)	(4,885,712)	—	—	(4,956,519)
Series A preferred dividends	—	—	—	—	—	—	(179,279)	(179,279)
Other comprehensive income (loss)	—	—	—	—	—	8,273	—	8,273
Net loss	—	—	—	—	—	—	(38,028,610)	(38,028,610)
Balance at December 31, 2018	199,100	$199	162,673,726	$162,674	$57,253,595	$8,273	$(49,531,272)	$7,893,469

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Petrolia Energy Corporation (the “Company”) is in the business of oil and gas exploration, development and production.

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Askarii Resources and Petrolia Canada Corporation. All significant intercompany balances and transactions have been eliminated upon consolidation.

The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company’s proportionate share of earnings is included in earnings and added to or deducted from the cost of the investment.

Foreign currency translation

The functional and reporting currency of the Company is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries, Askarii Resources and Petrolia Canada Corporation, are the United States dollar and the Canadian dollar, respectively. Transactions involving foreign currencies are converted into the Company’s functional currency using the exchange rates in effect at the time of the transactions. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Company’s functional currency are translated using exchange rates at that date. Exchange gains and losses are included in net earnings. On consolidation, Petrolia Canada Corporation’s income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity in other comprehensive income.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include depreciation of furniture, equipment and software, asset retirement obligations (“AROs”) (Note 10), income taxes (Note 14) and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (Note 16).

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. At December 31, 2018, the Company did not hold any cash equivalents.

Receivables and allowance for doubtful accounts

Oil revenues receivable do not bear any interest. These receivables are primarily comprised of joint interest billings. Management regularly reviews collectability and establishes or adjusts an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management has determined that a reserve for uncollectible amounts was not required in the periods presented.

Oil and gas properties

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

Furniture, equipment and software

Furniture, equipment, and software are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. Management performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred. Management periodically reviews long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Derivative financial instruments

The Company’s derivative financial instruments consist of warrants with an exercise price denominated in a currency other than the Company’s functional currency. These derivative financial instruments are measured at their fair value at the end of each reporting period. Changes in fair value are recorded in net income.

Asset retirement obligations

The Company records a liability for AROs associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which includes (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue as each performance obligation is satisfied. The Company adopted this standard on a modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

Revenue from contracts with customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products.

Performance obligations and significant judgments

The Company sells oil and natural gas products in the United States through a single reportable segment. The Company enters into contracts that generally include one type of distinct product in variable quantities and priced based on a specific index related to the type of product.

The oil and natural gas is typically sold in an unprocessed state to processors and other third parties for processing and sale to customers. The Company recognizes revenue at a point in time when control of the oil or natural gas passes to the customer or processor, as applicable, discussed below. For oil sales, control is typically transferred to the customer upon receipt at the wellhead or a contractually agreed upon delivery point. Under our natural gas contracts with processors, control transfers upon delivery at the wellhead or the inlet of the processing entity’s system. For our other natural gas contracts, control transfers upon delivery to the inlet or to a contractually agreed upon delivery point. In the cases where the Company sells to a processor, management has determined that the Company is the principal in the arrangement and the processors are customers. The Company recognizes the revenue in these contracts based on the net proceeds received from the processor.

Transfer of control drives the presentation of transportation and gathering costs within the accompanying consolidated statements of operations. Transportation and gathering costs incurred prior to control transfer are recorded within the transportation and gathering expense line item on the accompanying consolidated statements of operations, while transportation and gathering costs incurred subsequent to control transfer are recorded as a reduction to the related revenue.

A portion of our product sales are short-term in nature. For those contracts, the Company uses the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606-10-50-14(a) which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to an unsatisfied performance obligation. Under these sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required. The Company has no unsatisfied performance obligations at the end of each reporting period.

Management does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified. There is a low level of uncertainty due to the precision of measurement and use of index-based pricing with predictable differentials. Additionally, any variable consideration identified is not constrained.

Stock-based compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Sholes Option Pricing Model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The Company may grant stock to employees and non-employees in exchange for goods, services or for settlement of liabilities. Shares granted to employees in exchange for goods, services or settlement of liabilities are measured based on the fair value of the shares issued. Shares granted to non-employees in exchange for goods or services are measured based on the fair value of the consideration received or the fair value of the shares issued, whichever is more reliably measurable.

Income taxes

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2018 and 2017.

The Company is required to file federal income tax returns in the United States and Canada, and in various state and local jurisdictions. The Company’s tax returns filed since the 2016 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Earnings (loss) per share

Basic earnings (loss) per share has been calculated based on the weighted-average number of common shares outstanding. The treasury stock method is used to compute the dilutive effect of the Company’s share-based compensation awards. Under this method, the incremental number of shares used in computing diluted earnings per share (“EPS”) is the difference between the number of shares assumed issued and purchased using assumed proceeds. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in all periods presented as all outstanding instruments are anti-dilutive.

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company’s oil sales revenues for 2018 and 2017. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

The carrying value of cash, accounts receivable, other current assets, accounts payable, accounts payable – related parties, accrued liabilities and accrued liabilities – related parties, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The carrying value of notes payable approximates their fair value due to immaterial changes in market interest rates and the Company’s credit risk since issuance of the instruments or due to their short-term nature. Derivative liabilities are remeasured at fair value every reporting period. The fair values are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, derivative liabilities are considered level 2 financial instruments.

Related parties

The Audit Committee approves all material related party transactions. The Audit Committee is provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to the Company and the relevant related party. In determining whether to approve a related party transaction, the following factors are considered: (1) if the terms are fair to the Company, (2) if there are business reasons to enter into the transaction, (3) if the transaction would impair independence of an outside Director, or (4) if the transaction would present an improper conflict of interest for any Director or executive officer. Any member of the Audit Committee who has an interest in the transaction will abstain from voting on the approval of the related party transaction.

Business combinations

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides an updated model for determining if acquired assets and liabilities constitute a business. In a business combination, the acquired assets and liabilities are recognized at fair value and goodwill could be recognized. In an asset acquisition, the assets are allocated value based on relative fair value and no goodwill is recognized. The ASU narrows the definition of a business. The Company adopted this standard on January 1, 2018. ASU 2017-01 did not have a material impact on our financial statements on adoption.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Recent accounting pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company other than those discussed below.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize all rights and obligations created by those leases, including operating leases, with a term greater than 12 months on the balance sheet. The accounting for lessors will remain largely unchanged from the existing accounting standards. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Under ASU 2016-02, each lease agreement will be evaluated to identify the lease components and non-lease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and non-lease components based on their relative standalone selling prices.

In July 2018, the FASB issued ASU 2018-11, “Leases – Targeted Improvements” that allows lessors to elect, as a practical expedient, to not separate lease and non-lease components and allows these components to be accounted for as a single lease component if both (1) the timing and pattern of transfer to the lessee of the lease component and the related non-lease component are the same and (2) the lease component, if accounted for separately, would be classified as an operating lease. In addition, a company is permitted to use its effective date as the date of initial application. Therefore, a company electing this option will not restate comparative period financial information, will not make the new required lease disclosures in comparative periods beginning before the effective date and will recognize its cumulative effect transition adjustment as of the effective date. Under the practical expedient mentioned above, it is expected that revenue will be presented under a single lease component presentation. The Company will elect this expedient upon adoption.

The Company intends to adopt ASU 2016-02 on January 1, 2019 using the modified retrospective method, whereby a cumulative effect adjustment will be made as of that day with no retrospective effect. The Company also intends to elect to apply the package of practical expedients such that for any expired or existing leases it will not reassess lease classification, initial direct costs or whether any expired or existing contracts are or contain leases.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reworking its existing oil or gas wells and drilling additional wells, as needed, funding permitting. The Company will need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital. If additional financing is not available when needed, we may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework existing oil wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

NOTE 4. ACQUISITION OF BOW ENERGY LTD., A RELATED PARTY

On November 30, 2017, we signed an Arrangement Agreement (the “Arrangement”) to acquire Bow Energy Ltd, a Canadian company which was then publicly-traded on the Toronto Venture Exchange (“Bow” and the “Acquisition”). Bow is considered a related party due to the fact that the largest shareholder of Bow, BSIH Ltd. (“BSIH”), was affiliated with Petrolia’s CEO, Zel C. Khan. Bow’s offices are in Calgary, Alberta, Canada.

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

BSIH’s Chief Executive Officer, Ilyas Chaudhary, is the father of Petrolia’s CEO, Zel C. Khan. Mr. Chaudhary had a controlling interest in BSIH prior to the acquisition of Bow. Therefore, the Bow acquisition is a related party transaction.

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

At the closing of the Acquisition, the Company issued the Bow shareholders the shares described above and assumed warrants to purchase 320,000 shares of common stock valued at $103,632.

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

The purchase price allocation can be summarized as follows:

Cash	$3,784
Other current assets	4,763
Deposits	337,997
Furniture, equipment & software	12,059
Unproved properties and properties not subject to amortization and excess purchase price	36,835,553
Accounts payable	(1,157,876)
Note payable	$(1,429,192)

Acquisition costs included a grant of 100,000 shares ($37,000) of common stock as a bonus for the Bow Energy acquisition at a fair value of $0.37 per share. In addition, the Company incurred $103,632 in transaction costs associated with the issuance of warrants to purchase 320,000 shares of common stock in connection with the transaction.

The amount of Bow’s loss included in Petrolia’s consolidated income statement for the year ended December 31, 2018 and the loss of the combined entity had the acquisition date been January 1, 2017, are as follows:

	Revenue	Earnings (Loss)
February 28, 2018 to December 31, 2018	$—	$(211,676)
Supplemental pro forma from January 1, 2018 to December 31, 2018	—	(38,079,663)
Supplemental pro forma from January 1, 2017 to December 31, 2017	$3,103,394	$(3,961,356)

NOTE 5. DISPOSITION OF BOW ENERGY LTD., A RELATED PARTY

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

Pursuant to the Exchange Agreement, the Company exchanged 100% of the ownership of Bow, in consideration for:

(a)	70,807,417 shares of the Company’s common stock owned and controlled by Mr. Chaudhary and BSIH (the “Blue Sky Shares”);
(b)	$100,000 in cash (less certain advances paid by Blue Sky or Bow to the Company since April 1, 2018);
(c)	the assumption of certain payables owed by Bow, including $730,000 owed under the terms of a Loan Agreement, as amended, originally entered into by Bow, but not the subsequent $800,000 borrowed by Bow pursuant to the amendment to the Loan Agreement dated May 9, 2018 (which obligation is documented by a Debt Repayment Agreement);
(d)	20% of BEIH, which is wholly-owned by Bow (which entity’s subsidiaries own certain PCSs and certain other participating assets), pursuant to an Assignment Agreement;
(e)	certain carry rights described in greater detail in the Exchange Agreement, providing for Blue Sky to carry the Company for up to the next $10 million of aggregate costs in BEIH and the PSC assets, with any profits from BEIH being distributed 80% to Bow and 20% to the Company, pursuant to a Petrolia Carry Agreement; and
(f)	a 3% royalty, after recovery of (i) the funds expended by Bukit Energy Bohorok Pte Ltd, which is wholly-owned by BEIH in the Bohorok, Indonesia PSC since July 1, 2018, plus (ii) $3,546,450 (i.e., ½ of Bow’s share of the prior sunk cost of Bohorok, which royalty is evidenced by an Assignment of Petrolia Royalty.

The Exchange Agreement closed on August 31, 2018 and has an effective date of July 1, 2018. The Exchange Agreement contains customary and standard representations and warranties of the parties, indemnification obligations (which survived for six months following the closing) and closing conditions. The Company canceled the Blue Sky Shares following the closing and returned such shares to the status of authorized but unissued shares of common stock.

The total consideration received for the sale of Bow is summarized as follows:

Cash	$100,000
Shares returned to treasury (70,807,417 shares at $0.07 per share)	4,956,519
Fair value of retained non-controlling interest (20% of $4,683,893 net liabilities of BEIH)	—	(1)
Total consideration received	$5,056,519

(1)Initially recognized at $0 as the entity is in a net liability position.

The fair value of the 70,807,417 common shares returned as part of the consideration paid for Bow was determined on the closing price of the stock on August 31, 2018, which was $0.07 per share, for a fair value of $4,956,519.

The retained non-controlling 20% interest in BEIH was initially recognized at fair value with a minimum value of $0 and is accounted for using the equity method. During the year ended December 31, 2018, the Company’s share of loss on its investment in BEIH was $11,247 which was not recorded against the carrying value as the investment is in a net liability position. The carrying value of the investment at December 31, 2018 is $0.

The total loss on acquisition and disposition of Bow is summarized as follows:

Total consideration paid for the acquisition of Bow	$34,607,088
Total consideration received for the disposition of Bow	(5,056,519)
Change in net assets of Bow during the ownership period	(231,015)
Loss on acquisition and disposition of Bow	$29,319,554

NOTE 6. EVALUATED PROPERTIES

The acquired properties and current properties can be summarized as follows:

Cost	Canadian properties	US properties	Total
As at January 1, 2018	$—	$14,312,580	$14,312,580
Additions	1,246,216	—	1,246,216
Dispositions	—	(3,962,042)	(3,962,042)
Asset retirement cost additions	1,313,982	—	1,313,982
Foreign currency translation	(116,451)	—	(116,451)
As at December 31, 2018	2,443,747	10,350,538	12,794,285

Accumulated depletion
As at January 1, 2018	—	1,068,795	1,068,795
Dispositions	—	(3,340,779)	(3,340,779)
Impairment of oil and gas properties	—	2,322,255	2,322,255
Depletion	435,722	11,280	447,002
Foreign currency translation	(22,065)	—	(22,065)
As at December 31, 2018	$413,657	61,551	475,208

Net book value as at December 31, 2018	$2,030,090	$10,288,987	$12,319,077

U.S. Properties – Slick Unit Dutcher Sands (“SUDS”) Field

On September 23, 2015, the Company entered into a Purchase and Sale Agreement with SUDS Properties, LLC (“SUDS” and the “Purchase Agreement”). SUDS is 100% owned by Jovian Resources LLC, a wholly-owned subsidiary of Jovian Petroleum Corporation (“Jovian”). Mr. Zel C. Khan, our present CEO, is the former CEO of Jovian and continues to own a 25% stake in Jovian. As a result, Jovian is considered a related party to Petrolia. Pursuant to the Purchase Agreement, the Company acquired a 10% working interest (carrying a 7.8% net revenue interest (NRI)) in the Slick Unit Dutcher Sands Field (“SUDS Field”) located in Creek County, Oklahoma, in exchange for 10,586,805 shares of restricted common stock. Based on that current market value of Company common stock at $0.068 per share, the price paid was $719,903. Concurrently with the purchase, Jovian Resources agreed to assign the Company all rights to be the operator of the SUDS unit under a standard operating agreement. The Company did not prepare an unaudited pro-forma income statement table for 2015, related to this SUDS purchase, because the net income effect of those transactions was considered to be immaterial.

On September 28, 2016, the Company acquired an additional 90% working interest ownership in SUDS through the issuance of a note payable for $4,000,000 and the issuance of 24,308,985 shares of its restricted common stock. The purchase price of the shares equates to a $4,373,186 value, based on the $0.1799 per share market price of the Company’s common stock on September 28, 2016. After the acquisition, the Company holds a total working interest ownership of 100%. The final purchase price allocation of the combined transactions is as follows: oil and gas properties acquired $8,401,318 and ARO assumed of $28,132.

On July 24, 2018, the Company announced the signing of the Slick Unit Exploration and Development Agreement (the “Development Agreement”) with Boone Operating Inc. (“Boone”), a private Exploration & Production company, to explore and develop the Misener and Simpson Formations at the SUDS Field. The Development Agreement expired and was not renewed. The Company’s primary focus remains to develop the Dutcher Sands formation.

The SUDS Field is a 2600-acre lease located in Creek County, 36 miles Southwest of Tulsa, Oklahoma. The field was first discovered in 1918 by SOHIO Oil Company utilizing over 100 wells with the primary objective to produce from the Dutcher Sands at an average well depth of 3,100 ft.

U.S. properties – Twin Lakes San Andres Unit (“TLSAU”) Field

On November 4, 2015, the Company acquired a 15% net working interest in the TLSAU field located 45 miles from Roswell, in Chaves County, New Mexico (the “Net Working Interest”) and all operating equipment on the field, pursuant to the terms of a Memorandum of Agreement between the Company and Blue Sky NM, Inc. (“BSNM”), which was dated November 4, 2015 (the “Purchase Agreement”).

On September 1, 2016, the Company acquired an additional 25% working interest ownership of the TLSAU field, through the issuance of 3,500,000 shares of its restricted common stock to an unrelated party. The purchase price of the shares equates to a $350,000 value, based on the $0.10 per share market price of the Company’s shares on September 1, 2016. After the purchase, the Company held a total working interest ownership of 40% in the TLSAU. The final purchase price allocation of the transaction was as follows: oil and gas properties acquired $392,252, and ARO assumed of $42,252.

Effective February 12, 2017, the Company acquired an additional 60% working interest ownership in the TLSAU field (the “Net Working Interest”) in connection with the execution of a Settlement Agreement on February 12, 2017. The agreement assigned Dead Aim Investments’ (“Dead Aim’s”) 60% ownership interest in the TLSAU to the Company. As a result of this transaction, the Company now owns a 100% working interest in the TLSAU. Consideration of $465,788 was given in exchange for Dead Aim’s working interest. The consideration includes the forgiveness of the Orbit Petroleum Inc Bankruptcy Estate (“OPBE”) note of $316,800 (with a $1.3 million face value) which the Company acquired in November 2015 and the write-off of $148,988 of Dead Aim’s outstanding accounts receivable to the Company. Dead Aim assumed liability (prior to the acquisition) for the OPBE note that the Company purchased.

Minerva-Rockdale (“NOACK”) Field

On November 1, 2018, the Company entered into a Purchase and Sale Agreement (“PSA”) with Crossroads Petroleum L.L.C. (“Crossroads”) and Houston Gulf Energy. Pursuant to the Sale Agreement, the Company sold Crossroads an 83% leasehold net revenue interest and 100% working interest, in the NOACK field assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement includes customary indemnification obligations of the parties. Crossroads agreed to pay $375,000 for the NOACK Assets plus $5,000 per month, on a month-to-month basis, until they are granted official operatorship by the Railroad Commission, the payment plan is as follows: (a) a $13,500 deposit which was made on October 12, 2018; (b) $121,500 which was paid on November 7, 2018, (c) $60,000 which was paid on February 8, 2019; (d) $65,000 which was paid on February 28, 2019; and (e) $125,000 which was due March 31, 2019 and which was not paid. The sale had an effective date of November 1, 2018. Until paid in full, the Company maintained a secured lien against the assets sold which could be foreclosed upon after a 30-day cure period. The Company recognized impairment on the property of $2,322,255 on September 30 2018 to write it down to its sale price. Upon sale, the Company derecognized the cost and accumulated depletion and impairment with no gain or loss and removed the carrying value of the ARO of $246,263 from the cost pool of the United States properties. The balance receivable for the sale of $240,000 is included in other current assets.

Crossroads defaulted on the PSA as described above and the Company took proper measures to foreclose on the NOACK Assets on April 3, 2019 and reclaimed title to the property. The property was subsequently sold to FlowTex Energy L.L.C. for $400,000 with an effective closing date of September 1, 2019. The Sale Agreement includes customary indemnification obligations of the parties. As per the Sale Agreement, a $20,000 deposit was received on August 15, 2019 and a $355,000 payment was due on the close of the sale of which $155,000 was received on August 30, 2019 and the balance of which remains outstanding; and (c) $25,000 one year after close on August 30, 2020.

Canadian properties – Luseland, Hearts Hill and Cuthbert fields

Effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The Canadian Properties and the Working Interest were acquired from Blue Sky (a related party, as described in Note 5). Blue Sky had previously acquired an 80% working interest in the Canadian Properties from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd. and Cona Resources Partnership prior to the acquisition by the Company.

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

The Working Interest will be held in the name of the Company’s wholly-owned Alberta, Canada, subsidiary, Petrolia Canada Corporation. The Acquisition Note (Note 8), which was dated June 8, 2018, bears interest at the rate of 9% per annum, beginning on August 1, 2018 and is due and payable on November 30, 2018, provided that the Company has the right to extend the maturity date for a period six months with 10 days’ notice to Blue Sky, in the event the Company pays 25% of the principal amount of the Acquisition Note at the time of extension.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky. Pursuant to the MOU, the Company obtained the rights to acquire an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

NOTE 7. NOTES PAYABLE

	Interest rate	Date of maturity	December 31, 2018	December 31, 2017
Backhoe loan (i)	2.9%	May 8, 2017	$32,601	$26,186
Truck loan (ii)	5.49%	January 20, 2022	23,237	30,600
Credit note I (iii)	12%	May 11, 2021	800,000	—
Credit note II (iv)	12%	October 17, 2019	196,038	—
M. Hortwitz	10%	October 14, 2016	10,000	10,000
			1,061,876	66,786
Long term portion:
Backhoe loan			—	—
Truck loan			15,999	24,204
Credit note I			710,000	—
Credit note II			—	—
M. Hortwitz			—	—
Current portion of notes payable			$335,877	$44,582

(i)	On May 8, 2014, the Company, with the primary guarantee provided by the Company’s former CEO, David Baker, purchased a backhoe to use at the Texas field. David Baker entered into an installment note in the amount of $57,613 for a term of three years and interest at 2.9% per annum. On June 1, 2018, the equipment was returned to the seller with no further action taken by the Company, Mr. Baker, or the lender.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire the Working Interest in the Canadian Properties described in Note 6.

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

Upon the disposition of Bow pursuant to the Exchange Agreement described under Note 5, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky.

(iv)	On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 to acquire an additional 3% working interest in the Canadian Properties (See Note 6). The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% Working Interest in the Canadian Properties and has no financial covenants.

The following is a schedule of future minimum repayments of notes payable as of December 31, 2018:

2019	$335,877
2020	7,502
2021	717,925
2022	572
2023	—
Thereafter	—
$1,061,876

NOTE 8. RELATED PARTY NOTES PAYABLE

The chart below summarizes the related party Notes Payable as of December 31, 2018 and 2017.

	Interest rate	Date of maturity	December 31, 2018	December 31, 2017
Leo Womack (i)	—	On demand	3,000	—
Lee Lytton (i)	—	On demand	3,500	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i)	—	On demand	215,333	47,000
Jovian Petroleum Resources (i)	—	On demand	—	146,600
Bow (i)	—	On demand	33,144	—
Blue Sky Resources (i)	—	On demand	131,699	—
Jovian Petroleum Resources (ii)	3.5%	February 9, 2019	35,210	—
Ivar Siem (iii)	12%	October 17, 2018	20,000	—
Joel Oppenheim (iii)	12%	October 17, 2018	10,000	—
Blue Sky Resources (iv)	9%	May 31, 2019	148,862	—
			$610,748	$207,100

(i)	Balances are non-interest bearing and due on demand.

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to year-end this LOC has been extended until December 31, 2019.

(iii)	On August 17, 2018, the Company sold an aggregate of $90,000 in convertible promissory notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and were due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). The warrants had a contractual life of one year. As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. The Company fair valued the warrants issued using the Black-Scholes Option Pricing Model for a total fair value of $6,249. On October 22, 2018, $60,000 in Director Convertible Notes were settled by offsetting against $60,000 proceeds required for the exercise of warrants.

(iv)	On June 8, 2018, the Company entered into the Acquisition Note with Blue Sky in the amount of CAD$406,181. The Note bears interest at 9% per annum and is due in full at maturity on November 30, 2018. The Company may, at its sole discretion, extend the maturity date for a period of six months with notice to the lender and payment of 25% of the principal amount. At December 31, 2018, the maturity date had been extended to May 31, 2019. On April 1, 2019, the Company utilized its LOC with Jovian to pay off in its entirety the June 8, 2018 Acquisition Note with Blue Sky.

The following is a schedule of future minimum repayments of related party notes payable as of December 31, 2018:

2019	$610,748
2020	—
2021	—
2022	—
2023	—
Thereafter	—
$610,748

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

On May 18, 2018, as an inducement to enter into an Amended and Restated Loan Agreement, the Company issued, among other instruments, warrants to acquire 320,000 shares of common stock with an exercise price of $0.10 per share in Canadian dollars (see Note 7). The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $30,012.

A summary of the activity of the derivative liabilities is shown below:

Balance, January 1, 2018	$—
Additions	30,012
Fair value adjustments	7,001
As at December 31, 2018	$37,013

Derivative liability classified warrants in the years ended December 31, 2018 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

December 31, 2018
Risk-free interest rate	2.48% - 2.88%
Expected life	2.4 - 3.0 years
Expected dividend rate	0%
Expected volatility	202% - 293%

NOTE 10. ASSET RETIREMENT OBLIGATIONS

The Company has a number of oil and gas wells in production and will have AROs once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration.

AROs associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date of the working interest. The cost of the tangible asset, including the asset retirement cost, is depleted over the life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated discount rates and changes in the estimated timing of abandonment.

The Company’s ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. For the Canadian properties, abandonment and reclamation liabilities are prescribed by the province in which the Company operates in. For the purpose of determining the fair value of AROs incurred during the years presented, the Company used the following assumptions:

December 31, 2018
Inflation rate	1.92 - 2.15%
Estimated asset life	15 - 21 years

The following table shows the change in the Company’s ARO liability for the years ended December 31, 2018 and 2017:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2016	$—	$322,710	$322,710
Additions	—	101,405	101,405
Accretion expense	—	49,753	49,753
Asset retirement obligations, December 31, 2017	—	473,868	473,868
Additions	1,313,982	—	1,313,982
Accretion expense	4,353	23,618	27,971
Disposition	—	(246,263)	(246,263)
Foreign currency translation	(59,936)	—	(59,936)
Asset retirement obligations, December 31, 2018	$1,258,399	$251,223	$1,509,622

NOTE 11. EQUITY

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

From April to June 2017, the Company issued an aggregate of 120,590 Preferred Shares priced at $10 per share or $1,205,900 in aggregate. The 120,590 shares were issued as follows: conversion of TORRI (40,500 shares), conversion of debt (28,900 shares - 25,900 related to short term notes and 3,000 related to equipment purchase), conversion of shareholder advances (27,090 shares of which 840 was for accrued interest) and cash (24,100 shares). Of the 120,590 shares, 57,990 of the shares were issued to related parties while 62,600 of the shares were issued to third parties.

On July 6, 2017, Mr. Rick Wilber agreed to convert his cumulative outstanding debt of $550,000 into 55,000 shares of Preferred Stock. The outstanding debt included the following: a $350,000 Convertible Secured Note dated June 17, 2013, a $100,000 Convertible Secured Note dated September 30, 2013 and a $100,000 Convertible Secured Note dated December 31, 2013. Subsequent to this conversion, all of the Company’s debt with Mr. Wilber is deemed cancelled and it is no longer due and payable. In connection with the settlement, Mr. Wilber retained both the warrants and shares that were previously issued by the Company related to the original sale of these notes (and their respective amendments).

On July 19, 2017, Jovian Petroleum Corporation, a related party, converted $2 million in debt into 12,749,285 shares of the Company’s common stock and 21,510 shares of the Company’s Preferred Stock. The Preferred Stock was priced at $10 per share with a value of $215,100. The CEO of Jovian is Quinten Beasley, our former director, and the 25% owner of Jovian is Zel C. Khan, our CEO and director.

During the year ended December 31, 2018, 2,000 shares of Preferred Stock were issued to an accredited investor for gross proceeds of $20,000.

In accordance with the terms of the Preferred Stock, cumulative dividends of $179,279 were declared for the year ended December 31, 2018.

Common stock

On November 7, 2017, the majority stockholders of the Company, via written consent to action without meeting, approved the filing of a Certificate of Amendment to the Company’s Certificate of Formation with the Secretary of State of Texas to (a) increase the number of authorized shares of common stock, par value $0.001 per share of the Company, to 400,000,000 shares of common stock; and (b) amend the par value of the Company’s preferred stock, from $0.10 per share to $0.001 per share, which amendment was subsequently filed with the Secretary of State of Texas. The financial statements have been retroactively adjusted to give effect to the change in par value.

All shares granted for goods or services and settlement of liabilities during the years ended December 31, 2018 and 2017, were valued based on the fair value of the shares issued.

During the year ended December 31, 2017, the Company issued 2,708,336 shares of common stock along with 2,708,336 attached warrants to purchase shares of common stock to various accredited investors for gross proceeds of $325,000.

During the year ended December 31, 2017, the Company issued a total of 22,749,285 shares of common stock with a fair value of $3,906,806 for the conversion of notes payable to a related party.

During the year ended December 31, 2017, the Company issued a total of 1,900,000 shares of common stock with a fair value of $243,200 to directors and employees as compensation for their services.

On May 12, 2017, a warrant holder exercised warrants to purchase 600,000 shares of common stock for cash proceeds of $48,000 at an average exercise price of $0.08 per share.

On July 6, 2017, the Company compensated a consultant for its services to the Company with 150,000 shares of common stock valued at $15,000.

On July 31, 2017, based on the terms of the agreement, $25,000 in convertible bridge notes were mandatorily converted to 271,096 shares of common stock. Based on the agreement, the debt was converted at $0.10 per share. This included the principal balance of $25,000 and accrued interest of $2,110. The market price of the shares on the conversion date was $0.12 per share resulting in a loss on conversion of $5,422.

On August 1, 2017, the Company issued 2,000,000 shares of common stock with a fair value of $246,000 to Joel Oppenheim, a director, in exchange for entering into a Letter of Credit arrangement.

On August 15, 2017, in exchange for services related to negotiations concerning New Mexico operating bond requirements, the Company paid a law firm 500,000 shares of common stock valued at $65,000. Such shares were provided as a bonus for the successful closing of the Twin Lakes San Andres Unit, New Mexico acquisition.

On September 26, 2017, director Joel Oppenheim exercised warrants to purchase 1,035,000 shares of common stock for cash proceed of $62,065 at an average exercise price of $0.06 per share.

From October to December 2017, the Company issued an aggregate of 750,000 shares of common stock to various parties for consulting services valued at $78,000.

During the year ended December 31, 2018, the Company closed private placements ranging from $0.08 to $0.12 per unit for a total of 3,750,000 units and gross proceeds of $397,500 (the “2018 Units”). Each 2018 Unit was comprised of one common share and one warrant entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise prices ranging from $0.10 to $0.20 per share.

On January 24, 2018, 350,000 shares of common stock, valued at $59,500 or $0.17 per share, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On January 24, 2018, Mr. James Burns was issued 616,209 shares of restricted common stock, valued at $264,970 or $0.43 per share, in consideration for 2017 deferred salary of $61,621. A debt settlement loss of $203,349 was recorded.

On February 1, 2018, 100,000 shares of common stock, valued at $37,000 or $0.37 per share, were granted to a law firm as a bonus for the Bow Energy acquisition.

On February 1, 2018, a geologist consultant was issued 150,000 shares of common stock, valued at $45,900 or $0.31 per share, in exchange for professional consulting services.

On February 1, 2018, former director Quinten Beasley, exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of accounts payable, due to a company controlled by the former director, at an average share price of $0.092 per share. No gain or loss was recorded on settlement.

On February 23, 2018, director Saleem Nizami was issued 100,000 shares of common stock, valued at $13,000 or $0.13 per share, in exchange for his professional consulting services at the SUDS, Oklahoma lease.

On February 27, 2018, the Company closed the Acquisition and acquired all of the issued and outstanding shares of capital stock of Bow in consideration for 106,156,712 shares of common stock with a fair value of $34,607,088. See Note 4.

On February 28, 2018, a warrant holder exercised warrants to purchase 360,000 shares of common stock for cash proceeds of $36,875 at an average exercise price of $0.102 per share.

On February 28, 2018, director Joel Oppenheim exercised warrants to purchase 630,000 shares of common stock for cash proceed of $61,800 at an average exercise price of $0.098 per share.

On March 31, 2018, 350,000 shares of common stock, valued at $35,000 or $0.10 per share, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company, became effective, whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company paid Mr. Burns $33,000 and granted Mr. Burns warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The Company also issued 2,000,000 shares of restricted common stock to Mr. Burns pursuant to the agreement of the Company on May 14, 2018. The fair value of the warrants ($221,401) was calculated using a Black Scholes model and the restricted shares ($180,000) were valued at the closing price of Petrolia’s shares on the grant date and were recorded to stock compensation expense.

On April 20, 2018, the Company entered into an agreement to offer the position of Chairman of the Board of Directors to James Burns. Mr. Burns accepted and became Chairman of the Board effective May 1, 2018. Pursuant to the terms of the offer, Mr. Burns will be paid an annual salary of $65,000 and up to $25,000 in benefits. The Company issued 500,000 shares of restricted common stock to Mr. Burns on May 14, 2018. An additional 500,000 shares of restricted common stock will be issued upon a successful listing of the Company on the NASDAQ or NYSE exchanges. Mr. Burns was granted warrants to purchase 2,000,000 shares of common stock exercisable at $0.10 per share, expiring in 36 months, which were fully-vested upon their grant. The fair value of the warrants ($147,600) were calculated using a Black Scholes model and the restricted shares ($45,000) were valued at the closing price of Petrolia’s shares on the date of the agreement and were recorded to stock compensation expense.

On April 26, 2018, the Company issued 200,000 shares of restricted common stock as a bonus to a vendor, valued at $20,000 or $0.10 per share, based on the closing price of the Company’s common stock.

On April 26, 2018, director Joel Oppenheim exercised warrants to purchase 500,000 shares of common stock for cash proceed of $50,000 at an average exercise price of $0.10 per share.

On May 9, 2018, in conjunction with a debt financing, the Company issued 500,000 shares of common stock, valued at $47,747 or $0.09 per share, as a financing fee.

On May 22, 2018, the Company issued 500,000 shares of common stock to then officer Tariq Chaudhary, who had served as the Chief Financial Officer, as part of his compensation package. The shares had a fair value of $50,000, or $0.10 per share, based on the closing price of the Company’s common stock on the grant date.

On June 25, 2018, the Company issued 600,000 shares of restricted common stock to consultants for services rendered. The shares had a fair value of $45,000, or $0.08 per share.

On August 31, 2018, the Company entered into an Exchange Agreement with Blue Sky, whose President is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer. Mr. Chaudhary and his affiliates would return 70,807,417 shares of common stock to treasury for the purchase of Bow Energy Ltd. The fair value of the cancelled shares was determined based on the closing price of the Company’s common stock on August 31, 2018, which was $0.07 per share for a fair value of $4,956,519. The 70,807,417 shares returned to treasury were subsequently cancelled.

On September 27, 2018, a warrant holder exercised warrants to purchase 310,000 shares of common stock for cash proceeds of $31,000 at an average exercise price of $0.10 per share.

On October 17, 2018, 2,000,000 shares of common stock with a fair value of $256,000 or $0.13 per share, were granted to a company controlled by a former director Quinten Beasley, Critical Communications Limited, pursuant to a separation agreement and his resignation as a member of the Board of Directors.

On October 22, 2018, director Leo B. Womack exercised warrants to purchase 1,000,000 shares of common stock. The exercise price of $60,000 or $0.06 per share was satisfied by forgiving debt outstanding to the holder of $60,000, with no gain or loss recognized.

Warrants

On September 24, 2015, the Board of Directors of the Company approved the adoption of the 2015 Stock Incentive Plan (the “Plan”). The Plan provides an opportunity, subject to approval of our Board of Directors, of individual grants and awards, for any employee, officer, director or consultant of the Company. The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan, as amended on November 7, 2017, was 40,000,000 shares. The plan was ratified by the stockholders of the Company on April 14, 2016.

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year ended December 31, 2016	16,825,527	0.26
Granted	19,896,670	0.19
Exercised	(1,635,000)	0.07
Expired	—	—
Outstanding at year ended December 31, 2017	35,087,197	$0.24
Granted	24,829,666	0.11
Exercised	(3,910,000)	0.09
Expired	(4,940,000)	0.10
Outstanding at quarter ended December 31, 2018	51,066,864	0.20

As at December 31, 2018, the weighted-average remaining contractual life of warrants outstanding was 1.71 years (2017 - 2.15 years).

As at December 31 2018, the intrinsic value of warrants outstanding is $711,978 (2017 - $1,106,583).

The table below summarizes warrant issuances during the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Warrants granted:
Board of directors and advisory board service	7,750,000	3,207,500
Private placements	5,312,500	2,708,336
Pursuant to termination agreements	5,250,000	—
Pursuant to financing arrangements	3,810,000	—
Pursuant to consulting agreements	2,000,000	50,000
Pursuant to acquisition of Bow Energy Ltd., a related party	368,000	—
Deferred salary – CEO, CFO	339,166	134,167
Conversion of debt	—	10,400,000
Providing bond related collateral	—	2,250,000
Performance bonus – President	—	666,667
Rick Wilber loan	—	480,000
Total	24,829,666	19,896,670

Warrants granted in the years ended December 31, 2018 and 2017 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	December 31, 2018	December 31, 2017
Risk-free interest rate	2.39%	1.44% - 1.98%
Expected life	1.0 - 3.0 years	3.0 - 5.0 years
Expected dividend rate	0%	0%
Expected volatility	274% - 283%	309% - 321%

Stock options

Upon closing of the Acquisition, the Company granted stock options to purchase 3,500,000 shares of common stock to former Bow employees and directors, exercisable at $0.12 per share, expiring February 27, 2021. The stock options were valued at $1,131,639 using the Black Scholes Option Pricing Model with expected volatility of 283%, a discount rate of 2.42%, a dividend yield of 0% and an expected life of three years.

NOTE 12. RELATED PARTY TRANSACTIONS

On April 18, 2017, James E. Burns was appointed President of the Company and entered into an employment agreement with the Company to serve as President. The agreement provided that the Company would pay Mr. Burns $300,000 per year in base salary. For the first year of employment, $100,000 of the salary was to be paid in cash, the remaining amount was to be paid by the issuance of 1,400,000 shares of common stock. On June 30, 2017, 350,000 shares, valued at $35,000, were issued in accordance with Mr. Burns common stock related salary compensation. On September 30, 2017, 350,000 shares, valued at $42,000, were issued in accordance with Mr. Burns common stock related salary compensation. The $100,000 cash salary was to commence after $1,000,000 was raised from the Series A Preferred Offering or a material event that brings cash into the Company. A one-time signing bonus of 1,000,000 shares of common stock, valued at $120,000, was granted to Mr. Burns upon execution of the agreement. Mr. Burns was also to receive an annual bonus based on the percentage increase in stock price during the year. For every percentage point increase in stock price, Mr. Burns was to be paid that percentage times his base salary. For example, if the stock price increased by 20%, then a $60,000 bonus ($300,000 * 20% = $60,000) would be paid. On an annual basis, Mr. Burns was also to receive service related warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.14 per share. At September 30, 2017, warrants to purchase 250,000 shares of common stock were granted, valued at $29,580, related to his 3rd quarter service bonus. These warrants were based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. In addition, warrants to purchase 166,667 shares of common stock were granted, valued at $14,758, related to his 2nd quarter service bonus. These warrants are based on a $0.09 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to his 4 th quarter service, volatility of 284%, a discount rate of 1.09%, valued at $41,916.

On June 8, 2017, the Company sold a 2007 Toyota Tundra truck to Jovian for $5,000. The payment was made through a $5,000 reduction of Jovian’s shareholder advance balance. The transaction resulted in a loss of $3,677, based on an original cost of $10,625 and accumulated depreciation of $1,948.

During the year ended December 31, 2017, shareholders advanced an additional $361,600 to the Company, the Company made payments to shareholders of $74,000 ($5,000 out of the $74,000 related to the truck purchase disclosed previously) and $262,500 of outstanding debt was converted to Series A Preferred Stock. This resulted in an increase to the shareholder advance liability from $192,000 at December 31, 2016 to $217,100 at December 31, 2017. The following related parties (Leo Womack – $55,000, Lee Lytton – $25,000, Joel Oppenheim – $167,500 and Paul Deputy - $15,000) converted their shareholder advances into Preferred Stock.

For service as Directors on the Company’s Board of Directors, on May 23, 2017, the Board granted Leo B. Womack warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and are exercisable for 36 months thereafter. The Board also granted Lee Lytton, Joel Oppenheim, Quinten Beasley and Saleem Nizami, then members of the Board of Directors each warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which vested immediately, and are exercisable for 36 months thereafter. The fair value of the warrants granted on May 23, 2017 is $356,027, based on a $0.12 valuation, a volatility of 235%, a discount rate of 1.09% and a 3 year term. The total amount of the warrants was expensed during the year ended December 31, 2017. These warrants are subject to a clawback provision which would be ratably invoked if a director did not complete his 2017 service term.

Beginning February 1, 2016, the Company sponsored the SUDS 1% Term Overriding Royalty Interest offering (“ORRI”) on behalf of the SUDS field to raise $300,000 to purchase and install pump jacks for twenty-two (22) previously drilled wells at the field. Under the terms of the offering, investors received 1% of the gross revenue from the field monthly, based on their investment of $20,000 until such time they receive a cumulative revenue amount of $30,000. At its completion, the ORRI raised a total of $300,000. Effective April 18, 2017, all owners of SUDS ORRI interests were authorized to convert their interests, at their sole discretion, to Preferred Stock in the Company in conjunction with the Company’s Series A Preferred Stock Offering. Included in this conversion offering, each investor converted ORRI interests equal to the cumulative revenue amount of $30,000, less their revenue received since inception. During the second quarter of 2017, 14% of the 15% outstanding SUDS ORRI interests were converted to Preferred Stock of the Company. This conversion resulted in 40,500 shares of Preferred Stock being issued to those holders who chose to convert, with a value of $405,000. The transaction resulted in an increase to Oil and Gas Property assets by $280,000, an increase to interest expense of $128,229 and a cash true-up payment of $3,230. Related parties (James Burns, Joel Oppenheim, Paul Deputy, Lee Lytton, Leo Womack and Jovian) converted 6% in ORRI interests and received a total of 17,400 shares of Preferred Stock (2,900 shares of Preferred Stock each), with the total valued at $174,000.

On April 18, 2017, Mr. James Burns and Mr. Saleem Nizami were elected Directors of the Company. In exchange for accepting their appointments, each individual was granted 100,000 shares of common stock valued at $0.13 per share. Each Director’s shares were valued at $13,000.

On May 23, 2017, related party debt holders were offered the option to convert their outstanding loan balances of $362,500 and accrued interest of $13,400 (totaling $375,900) into Preferred Stock. As a result, the following Preferred Stock shares were issued: Leo Womack - 5,500 shares, Joel Oppenheim - 17,590 shares, Lee Lytton - 2,500 shares, James Burns - 10,500 shares and Paul Deputy (former CFO) - 1,500 shares. In addition, any holder of any non-interest bearing loan converted also received warrants to purchase four shares of common stock for each dollar converted. Consequently, a total of warrants to purchase 400,000 shares of common stock were granted (Leo Womack - warrants to purchase 70,000 shares, Joel Oppenheim - warrants to purchase 270,000 shares, Lee Lytton - warrants to purchase 30,000 shares and Paul Deputy (former CFO) - warrants to purchase 30,000 shares) as part of the conversion, which each had an exercise price of $0.20 per share and a term of 3 years. The warrants were valued at $47,319. Any loan that had received warrants when initially issued did not receive additional warrants in this conversion offering.

Jovian converted its outstanding $4,000,000 of debt in two tranches, a $2,000,000 first tranche on May 30, 2017 and a $2,000,000 second tranche on July 19, 2017. Although the two transactions occurred in different reporting periods, the two transactions were contemplated together, and they were accounted for as one extinguishment that was accomplished in two tranches, the first in May 2017 and the second in July 2017 (See Note 6. Notes Payable, for the details of these transactions).

The combination of the two transactions resulted in an $88,755 loss which was recognized in the second quarter of 2017. The extinguishment of tranche 2 was recognized in the third quarter of 2017, with no impact on the consolidated statement of operations.

On May 23, 2017, James E. Burns, the President of the Company, sold a Caterpillar D6 Dozer to the Company in exchange for 3,000 shares of Preferred Stock. The equipment was valued at $30,000.

On August 1, 2017 Mr. Joel Oppenheim, a director, provided a Letter of Credit (LOC), which was posted as collateral, in order for the Company to issue operating bonds with the State of New Mexico for the operation of 25 Twin Lakes San Andres Unit wells. In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock valued at $236,586 with an exercise price of $0.14 per share. The warrants are based on a $0.12 price per share valuation, volatility of 286%, a discount rate of 1.09% and a 3 year term. For each quarter following the initial advance until the LOC is revoked an additional two hundred fifty thousand (250,000) warrants will be granted. The exercise price of those warrants will be the average common stock market price over the previous 90 days. In addition, Petrolia will provide a security interest in the form of a 100% undivided working interest in the NOACK field. On December 31, 2017, warrants to purchase 250,000 shares of common stock were granted, at $0.17 price per share valuation, related to the Letter of Credit (LOC) provided for the 4th quarter, volatility of 284%, a discount rate of 1.09%, and a 3 year term, valued at $41,916.

On September 26, 2017, Mr. Oppenheim was issued 1,035,000 shares of common stock. These shares were the result of exercising warrants to purchase 1,035,000 shares of common stock, at an exercise price of $0.06 per share, which included the remittance of $62,065 as the aggregate exercise price.

During the year ended December 31, 2017, the Company sold 2,708,336 restricted shares of common stock and warrants to purchase 2,708,336 shares of common stock for aggregate consideration of $325,000. Included as purchases in the offering were Leo Womack, director and former Chairman, who purchased 333,334 restricted shares of common stock and warrants for an aggregate price of $40,000; and Joel Oppenheim, director, who acquired 83,333 restricted shares of common stock and warrants for an aggregate price of $10,000. The warrants can be exercised to acquire shares of common stock at an exercise price of $0.20 per share for a period of three years.

On January 15, 2018, Paul Deputy, the former CFO, terminated his employment with the Company. The Company agreed to pay severance of $192,521 amortized over a 30 month period beginning April 15, 2018 at a 5% annual percentage rate, $5,000 per month for January, February and March of 2018 and grant Mr. Deputy warrants to purchase 250,000 shares of common stock exercisable at $0.20 per share expiring in 36 months. The fair value of warrants granted was $109,021. The outstanding balance of severance payable is included in accrued liabilities – related parties.

On January 12, 2018, the Company entered into an employment agreement with Tariq Chaudhary, the Company’s former CFO, for a period of one year. The former CFO was to be paid a salary of $7,500 a month during the first 90 days of the probationary period. Upon successful completion of the probationary period, the salary was to be $120,000 per year. Also, the former CFO was to be given a signing bonus of 500,000 shares of common stock and was granted warrants to purchase 500,000 shares of common stock exercisable at $0.12 per share equally vesting over 36 months upon successful completion of the probationary period. On October 31, 2018, Tariq Chaudhary, who had served as the CFO of the Company since January 16, 2018, tendered his resignation as CFO, effective immediately.

On February 1, 2018, former director Quinten Beasley, exercised warrants to purchase 1,110,000 shares of common stock by settling $102,590 of accounts payable, due to a company controlled by the former director, at an average share price of $0.092 per share. No gain or loss was recorded on settlement.

On February 1, 2018, director Joel Oppenheim subscribed for a private placement resulting in the issuance of 208,333 shares of common stock and warrants for gross proceeds of $25,000 at a price of $0.12 per unit.

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to year-end this LOC has been extended until December 31, 2019.

On February 23, 2018, director Saleem Nizami was issued 100,000 shares of common stock, valued at $13,000 or $0.13 per share, in exchange for his professional consulting services at the SUDS, Oklahoma lease.

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

On February 28, 2018, director Joel Oppenheim exercised warrants to purchase 630,000 shares of common stock for cash proceed of $61,800 at an average exercise price of $0.098 per share.

On March 23, 2018, director, Joel Oppenheim subscribed for a private placement resulting in the issuance of 104,167 shares of common stock and warrants for gross proceeds of $12,500 at a price of $0.12 per unit.

On March 31, 2018, 350,000 shares of common stock, valued at $35,000 or $0.10 per share, were issued in accordance with Mr. James Burns’ common stock related salary compensation.

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

On April 18, 2018, a Separation and Release Agreement between the former President of the Company, James Burns and the Company became effective whereby Mr. Burns ceased to be an employee of the Company. Pursuant to the terms of the agreement, the Company will pay Mr. Burns $33,000, grant him warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share and also issue 2,000,000 shares of restricted common stock of the Company, which it satisfied on May 14, 2018. The warrants were granted at fair value using a Black Scholes model for $266,971 and the restricted shares were valued at the closing price of the Company’s stock, for $180,000.

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

On April 26, 2018, Joel Oppenheim, Director, exercised warrants to purchase 500,000 shares of common stock for cash proceeds of $50,000 at an average exercise price of $0.10 per share.

On May 22, 2018, the Company issued 500,000 shares of common stock to officer Tariq Chaudhary, who then served as the Chief Financial Officer, as part of his compensation package. The shares had a fair value of $50,000, or $0.10 per share, based on the closing price of the Company’s stock on the issuance date.

As described in Note 6, effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada, from Blue Sky. The President of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer.

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

As described above in Note 5, effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky, pursuant to which, among other things, the Company sold Blue Sky 100% of our ownership of Bow and 70,807,417 shares of the Company’s common stock owned and controlled by Blue Sky and BSIH were returned to the Company and cancelled.

On September 14, 2018, warrants to purchase 150,000 shares of common stock with a fair value of $11,242 were granted to director Joel Oppenheim pursuant to a loan agreement. Each warrant is exercisable into shares of common stock at an exercise price of $0.10 per share and has a contractual life of two years. The warrants were valued using the Black-Scholes Option Pricing Model.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky. Pursuant to the MOU, the Company acquired an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

On October 17, 2018, 2,000,000 shares of common stock with a fair value of $256,000 were granted to a company controlled by a former director Quinten Beasley, Critical Communications Limited, pursuant to a separation agreement and his resignation as a member of the Board of Directors. Furthermore, 2,000,000 warrants with a fair value of $244,429 were granted. Each warrant is exercisable into shares of common stock at an exercise price of $0.10 per share and have a contractual life of two years. The warrants were valued using the Black-Scholes Option Pricing Model.

On October 22, 2018, director Leo B. Womack exercised warrants to purchase 1,000,000 shares of common stock. The exercise price of $60,000 or $0.06 per share was satisfied by settling debt outstanding debt due to the holder of $60,000, with no gain or loss recognized.

On October 31, 2018, director Joel Oppenheim subscribed in a private placement for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock for gross proceeds of $25,000 at a price of $0.08 per unit. Each warrant has an exercise of $0.10 per share and expires on November 1, 2020.

On November 1, 2018, director Richard Dole subscribed in a private placement for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock for gross proceeds of $25,000 at a price of $0.08 per unit.

On November 2, 2018, Jovian, a related party, subscribed in a private placement for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock for gross proceeds of $50,000 at a price of $0.08 per unit.

On December 14, 2018, director Joel Oppenheim subscribed in a private placement for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock for gross proceeds of $12,500 at a price of $0.08 per unit.

On December 14, 2018, American Resources Offshore Inc., a related party, subscribed in a private placement for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock for gross proceeds of $12,500 at a price of $0.08 per unit.

During the year ended December 31, 2018, warrants to purchase 1,000,000 shares of common stock, with an aggregate fair value of $104,009 were granted to director Joel Oppenheim, pursuant to a loan agreement. Each warrant is exercisable into shares of common stock of the Company at an exercise price of $0.10 - $0.14 per share and have a contractual life of three years. The warrants were valued using the Black-Scholes Option Pricing Model.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, provincial, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company is not aware of any environmental claims existing as of December 31, 2018, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – As of December 31, 2018, the Company has one annually renewable office lease in Houston with minimum contractual lease payments of $2,038 per month. Subsequent to year end, this lease was reduced to $1,500 per month, and changed to be on a month-to-month basis.

During 2017, one Director provided personal guarantees to the bank. The bank, relying on those guarantees, issued letters of credit to bonding authorities to meet regulatory bonding requirements.

NOTE 14. INCOME TAXES

There was no provision for income taxes for 2018 and 2017 due to net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2016 forward are open to examination by tax authorities in the United States. Years from 2018 forward are open to examination by Canadian tax authorities.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 21% (2017 - 21%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31,2018	Fiscal Year Ended December 31, 2017

Income tax (benefit) expense computed at statutory rates	$(7,986,000)	$(1,141,449)
Non-deductible items	3,807,000	536,470
Change in statutory, foreign tax, foreign exchange rates and other	943,000	—
Change in valuation allowance	3,236,000	604,979
Total	$—	$—

The significant components of the net deferred tax asset were as follows:

	December 31,
	2018	2017
Deferred tax assets		$
Net operating loss carryforwards	$5,410,000		$1,874,000
Asset retirement obligation	236,000		—
Oil and gas properties	(716,000)		(187,000)
Property and equipment	(7,000)		—
Other	—		—
Total deferred tax assets (liabilities)	4,923,000		1,687,000
Less: Valuation allowance	(4,923,000)		(1,687,000)
Net deferred tax assets (liabilities)	$—		$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses in the United States were approximately $25.5 million at December 31, 2018 and begin to expire if not utilized beginning in the year 2033. The Company’s accumulated non-capital tax losses in Canada were approximately $200,000 at December 31, 2018 and will expire in 2038. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

NOTE 15. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows for the years ended December 31, 2018 and 2017:

	Canada	United States	Total
Year ended December 31, 2018
Revenue	$1,118,283	$54,777	$1,173,060
Production costs	(1,239,317)	(302,102)	(1,541,419)
Depreciation, depletion, amortization and accretion	(440,075)	(50,898)	(490,973)
Results of operations from producing activities	$(561,109)	$(298,223)	$(859,332)

Total long-lived assets	$2,030,090	$10,625,080	$12,408,907

Year ended December 31, 2017
Revenue	$—	$148,835	$148,835
Production costs	—	(416,232)	(416,232)
Depreciation, depletion, amortization and accretion	—	(71,982)	(71,982)
Results of operations from producing activities	$—	$(339,379)	$(339,379)

Total long-lived assets	$—	$13,434,960	$13,434,960

The Company’s revenues are derived from the following major customers:

	December 31, 2018	December 31, 2017
Customer A	$1,118,283	$—
Customer B	54,777	137,635
Other customers	—	11,200
Total revenues	$1,173,060	$148,835

NOTE 16. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development

Amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year for oil and gas property acquisition, exploration and development activities. Costs incurred also include new ARO established in the current year, as well as increases or decreases to the ARO resulting from changes to cost estimates during the year. Exploration costs presented below include the costs of drilling and equipping successful exploration wells, as well as dry hole costs, leasehold impairments, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities.

In 2017, the Company purchased a 60% working interest in the TLSAU field in the amount of $745,788. With this purchase the Company obtained a 100% working interest in the TLSAU field.

In 2018, the Company purchased a total of a 28% working interest in the Canadian Properties in a series of acquisitions for an aggregate purchase price of $1,246,216. In connection with the acquisition, the Company recognized an asset retirement obligation of $1,313,982.

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Property acquisitions	$1,189,480	$745,788
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	—
Total costs incurred	$1,189,480	$745,788

Capitalized costs

Capitalized costs include the cost of properties, equipment and facilities for oil and natural-gas producing activities, excluding any asset retirement obligations. Capitalized costs for proved properties include costs for oil and natural-gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and gas leaseholds and geological and geophysical expenses where no proved reserves have been identified.

	December 31, 2018	December 31, 2017
Capitalized costs:
Unevaluated properties	$—	$—
Evaluated properties	11,342,028	13,837,800
	11,342,028	13,837,800
Less: Accumulated DD&A	(475,208)	(1,068,795)
Net capitalized costs	$10,866,820	$12,769,005

Oil and Gas Reserve Information.

MKM Engineering (“MKM”), an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the Chaves County, New Mexico and Creek County, Oklahoma and Canadian property leasehold interests as of December 31, 2018 and the estimates of the proved reserves, future production, and income attributable to the Milam County, Texas, Chaves County, New Mexico and Creek County, Oklahoma leasehold interests as of December 31, 2017. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America and Canada.

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

Oil (Bbls)

December 31, 2016	2,227,240
Revisions of prior estimates	(2,186,554)
Purchases of reserves in place	1,600,935
Production	(3,421)
December 31, 2017	1,638,200
Revisions of prior estimates	181,678
Purchases of reserves in place	320,865
Disposition of mineral in place	(194,650)
Production	(51,913)
December 31, 2018	1,894,180

	December 31, 2018	December 31, 2017

Estimated quantities of proved developed reserves – Oil (Bbls)	1,773,800	1,598,010
Estimated quantities of proved undeveloped reserves – Oil (Bbls)	120,380	40,190

Proved developed and proved undeveloped reserves increased from December 31, 2017 to December 31, 2018, primarily due to the acquisition of the Canadian Properties and revision of prior estimates, partially offset by disposition of reserves and production in the current year.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserve	Oil (bbls)
December 31, 2017	1,598,010
Acquired reserves	320,865
Disposition of reserves	(194,650)
Revision of prior estimates	101,488
Production	(51,913)
December 31, 2018	1,773,800

Proved undeveloped reserves	Oil (bbls)
December 31, 2017	40,190
Acquired reserves	—
Revisions to prior estimates	80,190
December 31, 2018	120,380

Standardized Measure of Discounted Future Net Cash Flows

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

	December 31, 2018	December 31, 2017

Future cash inflows	$89,797,082	$62,964,150
Future production costs	(37,021,141)	(27,336,630)
Future development costs	(2,394,081)	(1,491,500)
Future income taxes	—	—

Future net cash flows	50,381,861	34,136,020
Discount of future net cash flows at 10% per annum	(26,743,136)	(17,530,040)

Standardized measure of discounted future net cash flows	$23,638,725	$16,605,980

Changes in standardized measure of discounted future cash flows

	December 31, 2018	December 31, 2017

Beginning of year	$16,605,980	$13,564,480
Sales and transfers of oil & gas produced, net of production costs	368,421	267,997
Net changes in prices and production costs	4,178,977	1,967,068
Changes in estimated future development costs	(5,742,027)	1,806,404
Acquisitions/dispositions of minerals in place, net of production costs	1,544,720	7,645,722
Revision of previous estimates	2,462,457	(19,654,723)
Change in discount	286,849	732,656
Change in production rate or other	3,933,348	10,276,376

End of year	$23,638,725	$16,605,980

NOTE 17. SUBSEQUENT EVENTS

On April 1, 2019, the Company utilized its LOC with Jovian to pay off in its entirety the June 8, 2018 Acquisition Note with Blue Sky.

On April 3, 2019, the Company’s foreclosed on its promissory note receivable for the sale of the NOACK field, which was secured by lien under the note. On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the 83% leasehold net revenue interest and 100% working interest in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement includes customary indemnification obligations of the parties. The purchaser agreed to pay $400,000 for the NOACK Assets with a $20,000 deposit received on August 15, 2019 and the entire balance of $355,000 to be received by September 30, 2019 (of which $155,000 was received on August 30, 2019 and the balance remains outstanding) with a final payment of $25,000 to be received on August 30, 2020. The sale had an effective date of September 1, 2019.

Subsequent to December 31, 2018, the Company granted warrants to purchase an aggregate of 4,500,000 shares of common stock for director compensation and financing arrangements. The warrants have a contractual life ranging from one to two years and an exercise price of $0.10 per warrant.

On August 21, 2019, the Company closed private placements with related parties for gross proceeds of $150,000, consisting of 1,875,000 shares of common stock and 3,750,000 warrants to purchase shares of common stock, exercisable at a price of $0.10 per share at any time prior to November 1, 2020.

