Form 10-Q
period 2019-03-31
Petrolia Energy Corp
filed 2020-01-02
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 164,548,726 shares of common stock as of January 2, 2020.

PART I

Item 1. Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$10,684	$13,779
Accounts receivable	195,184	-
Other current assets	132,543	255,180
Total current assets	338,411	268,959

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	12,847,294	12,794,285
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(799,863)	(586,488)
Net property and equipment	12,248,541	12,408,907

Total Assets	$12,586,952	$12,677,866

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$381,136	$264,654
Accounts payable – related parties	42,766	42,494
Accrued liabilities	607,776	608,357
Accrued liabilities – related parties	730,436	649,633
Notes payable	423,963	335,877
Notes payable – related parties	550,242	610,748
Total current liabilities	2,736,319	2,511,763

Asset retirement obligations	1,546,386	1,509,622
Notes payable	724,295	725,999
Derivative liability	17,938	37,013
Total Liabilities	5,024,938	4,784,397

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 162,673,726 shares issued and outstanding	162,674	162,674
Additional paid in capital	57,391,179	57,253,595
Accumulated other comprehensive income	(2,982)	8,273
Accumulated deficit	(49,989,056)	(49,531,272)

Total Stockholders’ Equity	7,562,014	7,893,469

Total Liabilities and Stockholders’ Equity	$12,586,952	$12,677,866

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018 (revised - Note 12)z
Oil and gas sales
Oil and gas sales	$819,340	$29,980
Total revenue	819,340	29,980

Operating expenses
Lease operating expense	694,945	73,562
Production tax	1,168	1,799
General and administrative expenses	329,707	1,897,123
Depreciation, depletion and amortization	205,215	19,157
Asset retirement obligation	9,479	5,639
Total operating expenses	1,240,514	1,997,280

Loss from operations	(421,174)	(1,967,300)

Other income (expenses)
Interest expense	(38,926)	(29,764)
Foreign exchange gain	17,425	53,338
Change in fair value of derivative liabilities	19,075	—
Other income	10,000	—
Loss on acquisition of Bow Energy Ltd.	—	(32,999,330)
Loss on related party debt settlement	—	(203,349)
Total other income (expenses)	7,574	(33,179,105)

Net loss	(413,600)	(35,146,405)

Series A preferred dividends	(44,184)	(44,006)

Net loss attributable to common stockholders	$(457,784)	$(35,190,411)

Loss per share
(Basic and diluted)	$(0.00)	$(0.29)

Weighted average number of shares of common stock outstanding - Basic	162,673,726	120,214,408
Weighted average number of shares of common stock outstanding - Diluted	162,673,726	120,214,408

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(11,255)	$(46,647)

Comprehensive loss	$(469,039)	$(35,237,058)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred stock		Common stock		Additional paid-in	Shares to be	other comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at January 1, 2018	197,100	$197	111,698,222	$111,698	$22,730,974	$—	$—	$(11,323,383)	$11,519,486

Preferred shares issued	2,000	2	—	—	19,998	—	—	—	20,000
Common shares issued	—	—	1,166,667	1,167	148,833	22,500	—	—	172,500
Exercise of warrants	—	—	2,100,000	2,100	199,165	—	—	—	201,265
Shares issued to settle liabilities	—	—	716,209	716	254,254	—	—	—	254,970
Stock-based compensation	—	—	600,000	600	1,573,584	—	—	—	1,574,184
Acquisition of Bow Energy Ltd.	—	—	106,156,712	106,157	34,500,931	—	—	—	34,607,088
Warrants issued related to acquisition of Bow Energy Ltd.	—	—	—	—	103,633	—	—	—	103,633
Series A preferred dividends	—	—	—	—	—	—	—	(44,006)	(44,006)
Other comprehensive loss	—	—	—	—	—	—	(46,647)	—	(46,647)
Net loss (revised - Note 12)	—	—	—	—	—	—	—	(35,146,405)	(35,146,405)
Balance at March 31, 2018	199,100	$199	222,437,810	$222,438	$59,531,372	$22,500	$(46,647)	$(46,513,794)	$13,216,068

Balance at January 1, 2019	199,100	$199	162,673,726	$162,674	$57,253,595	$—	$8,273	$(49,531,272)	$7,893,469

Stock-based compensation	—	—	—	—	121,680	—	—	—	121,680
Warrants issued as financing fees	—	—	—	—	15,904	—	—	—	15,904
Series A preferred dividends	—	—	—	—	—	—	—	(44,184)	(44,184)
Other comprehensive loss	—	—	—	—	—	—	(11,255)	—	(11,255)
Net loss	—	—	—	—	—	—	—	(413,600)	(413,600)
Balance at March 31, 2019	199,100	$199	162,673,726	$162,674	$57,391,179	$—	$(2,982)	$(49,989,056)	$7,562,014

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018 (revised - Note 12)
Cash Flows from Operating Activities
Net loss	$(413,600)	$(35,146,405)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	205,215	19,157
Asset retirement obligation accretion	9,479	5,639
Change in fair value of derivative liabilities	(19,075)	—
Warrants issued as financing fees	15,904	—
Stock-based compensation	121,680	1,574,185
Loss on acquisition of Bow Energy Ltd.	—	32,999,330
Loss on related party debt settlement	—	203,349
Warrant expense related to business combination	—	103,632
Foreign currency remeasurement gain	(25,269)	(53,338)
Changes in operating assets and liabilities
Accounts receivable	(225,046)	(31,268)
Other current assets	2,637	(634)
Accounts payable	101,482	17,278
Accounts payable – related parties	272	—
Accrued liabilities	(44,765)	—
Accrued liabilities – related parties	80,803	—
Net cash flows from operating activities	(190,283)	(309,075)

Cash Flows from Investing Activities
Payments on sale of NOACK property	120,000	—
Net cash acquired in acquisition of Bow Energy Ltd.	—	3,784
Cash flows from investing activities	120,000	3,784

Cash Flows from Financing Activities
Proceeds from notes payable	88,125	—
Repayments on notes payable	(1,743)	—
Proceeds from related party notes payable	137,136	—
Repayments on related party notes payable	(156,330)	(49,295)
Advances for the purchase of common stock	—	22,500
Proceed from issuance of common stock	—	238,675
Proceed from issuance of preferred stock	—	20,000
Cash flows from financing activities	67,188	231,880

Effect of exchange rate changes on cash	—	34

Net change in cash	(3,095)	(73,377)
Cash at beginning of period	13,779	82,593

Cash at end of period	$10,684	$9,216

SUPPLEMENTAL DISCLOSURES

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
SUPPLEMENTAL DISCLOSURES
Interest paid	$309	$376
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Common shares issued for acquisition of Bow Energy Ltd.	—	34,607,088
Settlement of accrued salaries for related parties with common shares	—	61,621
Settlement of account payable – related parties for common shares, related party	—	102,590
Series A preferred dividends accrued	44,184	44,006

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (the “Company”) is in the business of oil and gas exploration, development and production.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2018, as reported in Form 10-K, have been omitted.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Leases

Leases are classified as operating leases or financing leases based on the lease term and fair value associated with the lease. The assessment is done at lease commencement and reassessed only when a modification occurs that is not considered a separate contract.

Lessee arrangements

Where the Company is the lessee, leases classified as operating leases are recorded as lease liabilities based on the present value of minimum lease payments over the lease term, discounted using the lessor’s rate implicit in the lease or the Company’s incremental borrowing rate, if the lessor’s implicit rate is not readily determinable. The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments.

Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset, adjusted for changes in index-based variable lease payments in the period of change.

Lease payments on short-term operating leases with lease terms twelve months or less are expensed as incurred.

Recent Accounting Pronouncements

Adopted in the current year

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases”, using the modified retrospective method, whereby a cumulative effect adjustment was made as of the date of initial application. The Company elected the practical expedient to use the effective date of adoption as the date of initial application. Accordingly, financial information and disclosures in the comparative period were not restated. The Company also elected to apply the package of practical expedients such that for any expired or existing leases, it did not reassess lease classification, initial direct costs or whether the relevant contracts are or contain leases. The Company did not use hindsight to reassess lease term or for the determination of impairment of right-of-use assets.

Adoption of ASU 2016-02 did not have any impact on the Company as all its leases are short-term operating leases with lease terms twelve months or less.

To be Adopted in Future Years

In June 2016, Financial Account Standards Board (“FASB”) issued ASU 2016-13, “Measurement of Credit Loss on financial Instruments”. ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this standard to determine the impact it will have on its consolidated financial statements.

3. GOING CONCERN

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reworking its existing oil or gas wells. The Company will need to raise funds through either the sale of its securities or through debt funding to accomplish its goals. If additional financing is not available when needed, the Company may not be able to rework existing oil wells. Management believes that actions presently being taken to secure additional funding for the reworking of its existing infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As at January 1, 2018	$—	$14,312,580	$14,312,580
Additions	1,246,216	—	1,246,216
Dispositions	—	(3,962,042)	(3,962,042)
Asset retirement cost additions	1,313,982	—	1,313,982
Foreign currency translation	(116,451)	—	(116,451)
As at December 31, 2018	$2,443,747	$10,350,538	$12,794,285
Foreign currency translation	53,009	-	53,009
As at March 31, 2019	$2,496,756	$10,350,538	$12,847,294

Accumulated depletion
As at January 1, 2018	—	1,068,795	1,068,795
Dispositions	—	(3,340,779)	(3,340,779)
Impairment of oil and gas properties	—	2,322,255	2,322,255
Depletion	435,722	11,280	447,002
Foreign currency translation	(22,065)	—	(22,065)
As at December 31, 2018	$413,657	$61,551	$475,208
Impairment of oil and gas properties
Depletion	197,168	—	197,168
Foreign currency translation	8,160	—	8,160
As at March 31, 2019	$618,985	$61,551	$680,536

Net book value as at December 31, 2018	$2,030,090	$10,288,987	$12,319,077
Net book value as at March 31, 2019	$1,877,771	$10,288,987	$12,166,758

5. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

			Balance at:
	Interest rate	Date of maturity	March 31, 2019	December 31, 2018
Backhoe loan (i)	2.9%	May 8, 2017	$32,600	$32,601
Truck loan (ii)	5.49%	January 20, 2022	21,495	23,237
Credit note I (iii)	12%	May 11, 2021	800,000	800,000
Credit note II (iv)	12%	October 17, 2019	196,038	196,038
M. Hortwitz	10%	October 14, 2016	10,000	10,000
Credit note III	4%	January 15, 2020	88,125	—
			1,148,258	1,061,876
Current portion:			(423,963)	(335,877)
Long-term notes payable			$724,295	$725,999

(i)	On May 8, 2014, the Company, with the primary guarantee provided by the Company’s former CEO, David Baker, purchased a backhoe to use at the Texas field. David Baker entered into an installment note in the amount of $57,613 for a term of three years and interest at 2.9% per annum. On June 1, 2018, the equipment was returned to the seller with no further action taken by the Company, Mr. Baker, or the lender.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow Energy Ltd. (“Bow”), a former wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of its intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of the Company and Bow, and the occurrence of any event which would have a material adverse effect on the Company or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

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

Upon the disposition of Bow, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky Resources Ltd. (“Blue Sky”).

(iv)	On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 to acquire an additional 3% working interest in the Canadian Properties. The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% working interest in the Canadian Properties and has no financial covenants.

The following is a schedule of future minimum repayments of notes payable as at March 31, 2019:

2019	$422,259
2020	7,502
2021	717,925
2022	572
2023	—
Thereafter	—
$1,148,258

6. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	March 31, 2019	December 31, 2018
Leo Womack (i)	—	On demand	$3,000	$3,000
Lee Lytton (i)	—	On demand	3,500	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i)	—	On demand	205,333	215,333
Bow (i)	—	On demand	33,144	33,144
Blue Sky Resources Ltd. (i)	—	On demand	82,421	131,699
Jovian Petroleum Corporation (ii)	3.5%	February 9, 2019	137,846	35,210
Ivar Siem (iii)	12%	October 17, 2018	20,000	20,000
Joel Oppenheim (iii)	12%	October 17, 2018	10,000	10,000
Blue Sky Resources Ltd. (iv)	9%	May 31, 2019	44,998	148,862
			$550,242	$610,748

(i)	Balances are non-interest bearing and due on demand.

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement was for a period of 6 months and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. On December 31, 2018 the due date of this LOC was extended until December 31, 2019.

(iii)	On August 17, 2018, the Company sold an aggregate of $90,000 in convertible promissory notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and were due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). The warrants had a contractual life of one year. As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. The Company fair valued the warrants issued using the Black-Scholes Option Pricing Model for a total fair value of $6,249. On October 22, 2018, $60,000 in Director Convertible Notes were settled by offsetting against $60,000 proceeds required for the exercise of warrants.

(iv)	On June 8, 2018, the Company entered into a promissory note (the “Acquisition Note”) with Blue Sky in the amount of CAD$406,181. The Note bears interest at 9% per annum and is due in full at maturity on November 30, 2018. The Company may, at its sole discretion, extend the maturity date for a period of six months with notice to the lender and payment of 25% of the principal amount. At December 31, 2018, the maturity date had been extended to May 31, 2019. On April 1, 2019, the Company utilized its LOC with Jovian to pay off in its entirety the June 8, 2018 Acquisition Note with Blue Sky.

The following is a schedule of future minimum repayments of related party notes payable as of March 31, 2019:

2019	$560,242
2020	—
2021	—
2022	—
2023	—
Thereafter	—
$560,242

7. DERIVATIVE FINANCIAL INSTRUMENTS

On May 18, 2018, as an inducement to enter into an Amended and Restated Loan Agreement, the Company issued, among other instruments, warrants to acquire 320,000 shares of common stock with an exercise price of $0.10 per share in Canadian dollars (see Note 5). The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $30,012.

A summary of the activity of the Company’s derivative liabilities is shown below:

Balance, January 1, 2018	$—
Additions	30,012
Fair value adjustments	7,001
As at December 31, 2018	37,013
Fair value adjustments	(19,075)
As at March 31, 2019	$17,938

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	March 31, 2019	December 31, 2018
Risk-free interest rate	2.27%	2.48% - 2.88%
Expected life	2.1 years	2.4 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	208%	202% - 293%

8. ASSET RETIREMENT OBLIGATIONS

The Company has a number of oil and gas wells in production and will have Asset Retirement Obligations (“AROs”) once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration.

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

December 31, 2018
Inflation rate	1.92 - 2.15%
Estimated asset life	15 - 21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2017	$—	$473,868	$473,868
Additions	1,313,882	—	1,313,982
Accretion expense	4,353	23,618	27,971
Disposition	—	(246,263)	(246,263)
Foreign currency translation	(59,936)	—	(59,936)
Asset retirement obligations, December 31, 2018	1,258,399	251,223	1,509,622
Accretion expense	3,183	6,296	9,479
Foreign currency translation	27,285	—	27,285
Asset retirement obligations, March 31, 2019	$1,288,867	$257,519	$1,546,386

9. EQUITY

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $44,184 were declared for the three months ended March 31, 2019.

Common stock

During the three months ended March 31, 2019, there was no common stock activity.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	35,087,197	$0.24
Granted	24,829,666	0.11
Exercised	(3,910,000)	0.09
Expired	(4,940,000)	0.10
Outstanding at December 31, 2018	51,066,864	$0.20
Granted	2,250,000	0.10
Exercised	—	—
Expired	(635,000)	0.07
Outstanding at March 31, 2019	52,681,864	$0.20

As of March 31, 2019, the weighted-average remaining contractual life of warrants outstanding was 1.51 years (December 31, 2018 – 1.71 years).

As of March 31, 2019, the intrinsic value of warrants outstanding is $1,403 (December 31, 2018 - $711,978).

The table below summarizes warrant issuances during the three months ended March 31, 2019 and year ended December 31, 2018:

	March 31,	December 31,
	2019	2018
Warrants granted:
Board of Directors and Advisory Board service	2,000,000	7,750,000
Private placements	—	5,312,500
Pursuant to termination agreements	—	5,250,000
Pursuant to financing arrangements	250,000	3,810,000
Pursuant to consulting agreements	—	2,000,000
Pursuant to acquisition of Bow Energy Ltd., a related party	—	368,000
Deferred salary – CEO, CFO	—	339,166
Total	2,250,000	24,829,666

Warrants granted during the three months ended March 31, 2019 and the year ended December 31, 2018 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	March 31, 2019	December 31, 2018
Risk-free interest rate	2.39%	2.39%
Expected life	2.0 -3.0 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	274%	274% - 283%

Stock options

Upon closing of the acquisition of Bow on February 27, 2018, the Company granted stock options to purchase 3,500,000 shares of common stock to former Bow employees and directors, exercisable at $0.12 per share, expiring February 27, 2021. The stock options were valued at $1,131,639 using the Black Scholes Option Pricing Model with expected volatility of 283%, a discount rate of 2.42%, a dividend yield of 0% and an expected life of three years.

10. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, warrants to purchase 250,000 shares of common stock with a fair value of $15,904 were granted to director Joel Oppenheim, pursuant to a loan agreement. Each warrant is exercisable for one share of common stock at an exercise price of $0.10 per share and has a contractual life of three years. The warrants were valued using the Black-Scholes Option Pricing Model.

11. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Three months ended March 31, 2019
Revenue	$796,776	$22,564	$819,340
Production costs	(636,239)	(59,874)	(696,113)
Depreciation, depletion, amortization and accretion	(200,351)	(10,296)	(210,647)
Results of operations from producing activities	$(39,814)	$(47,606)	$(87,420)

Total long-lived assets, March 31, 2019	$1,877,771	$10,370,770	$12,248,541

Three months ended March 31, 2018
Revenue	$—	$29,980	$29,980
Production costs	—	(75,361)	(75,361)
Depreciation, depletion, amortization and accretion	—	(15,176)	(15,176)
Results of operations from producing activities	$—	$(60,557)	$(60,557)

Total long-lived assets, December 31, 2018	$2,030,090	$10,378,817	$12,408,907

The Company’s revenues are derived from the following major customers:

	Three months ended
	March 31, 2019	March 31, 2018
Customer A	$796,776	$—
Customer B	22,564	29,980
Total revenues	$819,340	$29,980

12. REVISION OF PRIOR PERIOD INTERIM FINANCIAL STATEMENTS

While preparing the interim condensed consolidated financial statements for the period ending September 30, 2018, Management identified that it had made an incorrect judgment in accounting for the acquisition of Bow on February 27, 2018. Accordingly, the Company has revised the comparative figures for three months ended March 31, 2018 to reflect this revision. The revision had no impact on the financial statements for the three and nine months ended September 30, 2018 and for the year ended December 31, 2018.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company has determined that the impact of adjustments relating to the correction of this accounting error was derived from a judgment, has no impact on compliance with regulatory requirements or loan covenants and has no impact on the Company’s cash flows. Accordingly, these changes are disclosed herein and have been disclosed prospectively.

The impact of the revision for the three months ended March 31, 2018 is summarized below:

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three months ended March 31, 2018
	As reported	Adjustment	Revised
Impairment of goodwill	$27,129,963	$(27,129,963)	$—
Loss on acquisition of Bow Energy Ltd.	—	32,999,330	32,999,330
Net loss	(29,277,038)	(5,869,367)	(35,146,405)
Net loss attributable to common stockholders	(29,321,044)	(5,869,367)	(35,190,411)
Loss per share – Basic and diluted	(0.24)	(0.05)	(0.29)
Comprehensive loss	$(29,367,691)	$(5,869,367)	$(35,237,058)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	As at March 31, 2018
	As reported	Adjustment	Revised
Accumulated deficit	$(40,644,427)	$(5,869,367)	$(46,513,794)
Total stockholders' equity	$19,085,435	$(5,869,367)	$13,216,068

Consolidated Statement of Cash Flows

	Three months ended March 31, 2018
	As reported	Adjustment	Revised
Operating activities
Net loss	$(29,277,038)	$(5,869,367)	$(35,146,405)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	27,129,963	(27,129,963)	—
Loss on acquisition of Bow Energy Ltd.	$—	$32,999,330	$32,999,330

13. SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company granted warrants to purchase an aggregate of 8,250,000 shares of common stock for director compensation, financing arrangements and private placements of units. The warrants have a contractual life ranging from one to two years and an exercise price of $0.10 per warrant.

On April 1, 2019, the Company utilized its LOC with Jovian to settle the June 8, 2018 Acquisition Note with Blue Sky.

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

On August 21, 2019, the Company closed private placements with related parties for gross proceeds of $150,000, and issued 1,875,000 shares of common stock and warrants to purchase 3,750,000 shares of common stock, exercisable at a price of $0.10 per share, at any time prior to November 1, 2020.

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

Please see the “Glossary of Oil and Gas Terms” on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on October 16, 2019 (the “2018 Annual Report”) for a list of abbreviations and definitions used throughout this Report.

This information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2018 Annual Report.

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

Two significant acquisitions were made in 2015 and additional working interests in the same properties were acquired in 2016 and 2017, as described in greater detail in the “Plan of Operation” section below. Additionally, in February 2018, we acquired Bow Energy Ltd. and its assets (“Bow”), provided that in September 2018, we divested Bow, each as described in greater detail in the “Plan of Operation” section below. During 2018, we acquired an aggregate of a 28% working interest in properties consisting of approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada, as described in greater detail in the “Plan of Operation” section below.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012, we drilled and completed six (6) oil wells. During 2013, the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014, the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce, and one (1) well was not completed. During 2016, the Company had three (3) wells producing, ten (10) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed. During 2017, the Company had four (4) wells producing, ten (10) wells to workover, with one (1) injection well, and one (1) well not completed. During 2018, the Company had six (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed. During 2019 to date, the Company had six (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed.

On November 1, 2018, the Company entered into a Purchase and Sale Agreement (“PSA”) with Crossroads Petroleum L.L.C. and Houston Gulf Energy (“HGE”) to sell 100% working interest in the NOACK field assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement included customary indemnification obligations of the parties. HGE agreed to pay $375,000 for the NOACK Assets plus $5,000 per month, on a month-to-month basis, until they are granted official operatorship by the Railroad Commission, the payment plan was as follows: (a) a $13,500 deposit which was made on October 12, 2018; (b) $121,500 which was paid on November 7, 2018, (c) $60,000 which was paid on February 8, 2019; (d) $65,000 which was paid on February 28, 2019; and (e) $125,000 which was due March 31, 2019 and was not paid. The sale had an effective date of November 1, 2018. Until paid in full, the Company maintained a secured lien against the assets sold which could be foreclosed upon after a 30-day cure period. The Company recognized impairment on the property of $2,322,255 on September 30, 2018, to write it down to its sale price. Upon sale, the Company derecognized the cost and accumulated depletion and impairment with no gain or loss and removed the carrying value of the ARO of $246,263 from the cost pool of the United States properties. As of March 31, 2019, the balance receivable for the sale of $120,000 is included in other current assets.

HGE defaulted on the PSA as described above and the Company took proper measures to foreclose on the NOACK Assets on April 3, 2019 and reclaimed title to the property. The property was subsequently sold to FlowTex Energy L.L.C. for $400,000 with an effective closing date of September 1, 2019. The Sale Agreement includes customary indemnification obligations of the parties. As per the Sale Agreement, a $20,000 deposit was received on August 15, 2019 and a $355,000 payment on August 30, 2019; a $25,000 payment is due on August 30, 2020.

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

The Company is currently working on a 5 well drill program where 5 infill locations have been identified already and are planned to be drilled in the first quarter of 2020, funding permitting.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico and consists of 4,864 acres with 130 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2018, reflects approximately 1.6 million barrels of proven oil reserves remaining for the 100% working interest. As of March 31, 2019, the Company took control of thirty-eight (38) wells of which twenty-one (21) were re-worked of which three (3) wells remain producing and the remaining wells experienced repairable mechanical failure after several weeks of production. Five (5) wells were dedicated for injection purpose and are awaiting permits from the New Mexico Energy, Minerals and Natural Resources Department. Petrolia owns a 100% working interest in the field and is the designated Operator.

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

The total purchase price for the acquisition of the Net Working Interest and equipment rights was $196,875 or $0.52 per barrel of oil (Bbl) and was paid to Blue Sky NM, Inc. (“BSNM”). The Company paid $50,000 in cash and gave a promissory note in the amount of $146,875. The $50,000 was paid by the CEO of the Company for the benefit of the Company and recorded as a shareholder advance. Subsequently, the $50,000 advance was converted into 800,000 shares of common stock at $0.06 per share and warrants to purchase 800,000 shares of common stock that have since expired as they had a three (3) year term at an exercise price of $0.10. In addition, a $1.3 million face value note payable to BSNM was purchased for $316,800 (the “BSNM Note”) (6,000,000 shares of common stock valued at $0.0528 per share). With the inclusion of the note receivable, the price per barrel would have been $1.33 dollars per barrel of oil (Bbl).

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

Bow Energy Ltd., a related party

On February 27, 2018, we acquired all of the issued and outstanding shares in Bow Energy Ltd., which has contracts covering a total land position in Indonesia of 948,029 net acres.

Effective on August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”) to sell Bow Energy Ltd. while retaining a 20% interest in Bow’s subsidiary, Bow Energy International Holdings Inc. (“BEIH”). The President, Chief Executive Officer and 100% owner of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer.

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

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended March 31, 2019 was $819,340, an increase of $789,360 from the three months ended March 31, 2018. A total of $796,776 of the increase was attributable to the new operations associated with the Canadian Properties which were acquired after March 31, 2018. Revenues associated with our U.S. properties totaled $22,564.

Operating Expenses

Operating expenses decreased by $756,766, to $1,240,514 for the three-month period ended March 31, 2019, compared to $1,997,280 for the three months ended March 31, 2018. Operating expenses decreased over the comparative period due to a significant decrease of $1,567,416 in general and administrative costs from highs in the prior period associated with stock-based compensation. The decrease was partially offset by an increase in lease operating expenses of $621,383 for the three months ended March 31, 2019, compared to the prior period and an increase in depreciation, depletion and amortization expense for $186,058, both related to the acquisition of the Canadian properties on June 29, 2018.

Other income (expense)

Foreign exchange gain decreased by $35,913, to $17,425 for the three-month period ended March 31, 2019, compared to $53,338 for the three months ended March 31, 2018. The decrease resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Interest expense increased for the three-month period ended March 31, 2019, compared to the three-month period ended March 31, 2018, by $9,162. The increase for the three months ended March 31, 2018, was due to a decrease in debt carried during the relevant period.

The Company incurred a gain of $19,075 for the three-month ended March 31, 2019, relating to the change in fair value of derivative liabilities. A derivative liability was recognized upon issuing Canadian dollar denominated warrants to a debt holder. The gain resulted primarily from time decay.

The Company recorded a loss on related party debt settlement of $203,349 for the three months ended March 31, 2018, relating to accrued salaries. No such loss was incurred in the three months ended March 31, 2019.

The Company incurred a loss of $32,999,330 for the three-month ended March 31, 2018, relating to the acquisition of Bow Energy Ltd. No such loss was incurred in the three months ended March 31, 2019.

Net Income (Loss)

Net loss for the three months ended March 31, 2019 was $413,600, compared to a net loss of $35,146,405 for the three months ended March 31, 2018. The primary reason for the decrease in net loss is due to the loss on disposition of Bow Energy Ltd. of $32,999,330, which was incurred during the three months ended March 31, 2018.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2018, to March 31, 2019.

As of March 31, 2019, we had total current assets of $338,411 and total assets of $12,586,952. Our total current liabilities as of March 31, 2019 were $2,736,319 and our total liabilities as of March 31, 2019 were $5,024,938. We had negative working capital of $2,397,908 as of March 31, 2019.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are accounts payable and accrued liabilities, including amounts due to related parties, mainly consisting of accrued officer salaries of $1,840,239, in addition to asset retirement obligations and note payables of $1,546,386 and $1,640,375, respectively (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

Net cash used in operating activities was $190,283 and $309,075 for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily due to reductions in net loss.

Net cash provided by investing activities was $120,000 and $3,784 for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to the funds used to acquire the Canadian Properties.

Net cash provided by financing activities was $67,188 and $231,880 for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily due to repayments of the notes payable of $156,330. Additionally, during the three-month period ended March 31, 2019, the Company did not sell securities, while the Company raised $238,675 during the prior comparative period through the sale of securities.

The Company continues to operate at a negative cash flow of approximately $35,000 per month which raises substantial doubt about our ability to continue as a going concern. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $500,000. The sale of the NOACK field and the addition of the revenue from our 28% ownership of the Canadian Properties has enhanced cashflow and allowed the Company to allocate funds for SUDS and TLSAU development plans. The Company has resumed workover activities at SUDS and TLSAU and expects progress to continue past the first quarter of 2020, funding permitting.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

Critical Accounting Policies and New Accounting Pronouncements

See Note 2 to the financial statements included in the 2018 Annual Report for a description of our critical accounting policies. See Note 2 to the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q for a description of the impact of recently adopted accounting pronouncements and the potential impact of the adoption of any new accounting pronouncements.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock and other securities is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of March 31, 2019, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. Such disclosure controls and procedures were deemed ineffective due to material weaknesses in connection with disclosure and related issues associated with related party transactions involving the Company and its officers and directors, and recording, presentation and disclosure issues associated with acquisition transactions.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on October 15, 2019, under the heading “Risk Factors“, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2018, under “Risk Factors“ and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are currently behind in our SEC filing obligations.

This filing is being filed well past the due date of such filing with the SEC. Additionally, as of the date of this filing, we are deficient in filing our quarterly reports on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019. While we hope to be in a position to file such reports in the near future, we may be unable to timely file such reports and may fail to timely further reports in the future. Shareholders may have less information to determine the value of our common stock if we fail to timely make filings with the SEC and/or fail to make such filings with the SEC. Our securities may be trading higher, or lower, than they would be if current information regarding our financial condition and results of operations was publicly available.

Debts owed to us may not be timely paid, if at all.

On April 3, 2019, the Company’s foreclosed on its promissory note receivable for the sale of the NOACK field, which was secured by lien under the note. On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the 83% leasehold net revenue interest and 100% working interest in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement includes customary indemnification obligations of the parties. The purchaser agreed to pay $400,000 for the NOACK Assets with a $20,000 deposit received on August 15, 2019 and the entire balance of $355,000 to be received by September 30, 2019 (of which $155,000 was received on August 30, 2019 and the balance remains outstanding) with a final payment of $25,000 to be received on August 30, 2020. We may not receive the $225,000 owed to us pursuant to the agreement described above, which may have an adverse effect on our operations, cash flow and the value of our securities.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of all equity securities sold by the Company during the period covered by this report and through the date of filing of this report, that were not registered under the Securities Act, which has not previously been included in a Current Report on Form 8-K or the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

On March 31, 2019, warrants to purchase 250,000 shares of common stock with an exercise price of $0.10 per share, a contractual life of three years and a fair value of $15,904 were granted to director Joel Oppenheim, pursuant to a loan agreement.

On June 30, 2019, warrants to purchase 250,000 shares of common stock with an exercise price of $0.10 per share and a contractual life of three years were granted to director Joel Oppenheim, pursuant to a loan agreement.

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

On September 30, 2019, warrants to purchase 250,000 shares of common stock with an exercise price of $0.10 per share and a contractual life of three years were granted to director Joel Oppenheim, pursuant to a loan agreement.

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

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales, grants and issuances described above since the foregoing issuances and grants did not involve a public offering, the recipients were (a) “accredited investors”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On January 15, 2019, the Company entered into an agreement to borrow up to $125,000 from an unrelated third-party, pursuant to a Loan Agreement. The amount borrowed, is due on January 15, 2020 (subject to our option to extend such date for an additional one year by paying interest which has accrued through such date and providing notice to the holder), and accrues interest at the rate of 4% per annum, payable at maturity. The loan may be prepaid, provided we give notice to the holder and pay the holder the interest which would have accrued through maturity. The loan includes customary events of default and indemnification requirements.

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

PETROLIA ENERGY CORPORATION

January 2, 2020	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

January 2, 2020	By:	/s/ Horacio Alfredo Fernandez
Horacio Alfredo Fernandez
Interim Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
2.1	Purchase and Sale Agreement effective October 1, 2015, by and between SUDS Properties, LLC and the Company		8-K	2.1	9/28/2015	000-52690
2.2	Arrangement Agreement, dated November 30, 2017 by and between the Company and Bow Energy Ltd.		8-K	10.1	12/5/2017	000-52690
2.3	Bukit Energy Inc. Share Purchase Agreement Dated May 16, 2017		10-Q	2.2	3/31/2018	000-52690
2.4	Share Exchange Agreement by and between Petrolia Energy Corporation and Blue Sky Resources Ltd, dated August 31, 2018 and effective July 1, 2018		8-K	2.1	9/5/2018	000-52690
3.1	Original Colorado Articles of Incorporation		SB-2	3.1	7/25/2006	333-136012
3.2	Amended and Restated Colorado Articles of Incorporation		SB-2	3.2	7/25/2006	333-136012
3.3	Amendment to Colorado Articles of Incorporation		S-1	3.3	10/24/2012	333-184575
3.4	Texas Certificate of Conversion Converting From Rockdale Resources Corporation (Colorado) to Petrolia Energy Corporation (Texas) filed with the Secretary of State of Texas on June 15, 2016		8-K	3.1	9/12/2016	000-52690
3.5	Certificate of Correction to Texas Certificate of Formation filed with the Secretary of State of Texas on August 24, 2016		8-K	3.2	9/12/2016	000-52690
3.6	Statement of Conversion as filed with the Secretary of State of Colorado on August 30, 2016		8-K	3.3	9/12/2016	000-52690
3.7	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017		10-Q	3.1	3/31/2018	000-52690
3.8	Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017		10-Q	3.1	3/31/2017	000-52690
3.9	Bylaws of Petrolia Energy Corporation (Texas)		8-K	3.4	9/12/2016	000-52690
10.1***	Employment Agreement with Mr. Zel C. Khan dated September 23, 2015		8-K	10.1	9/28/2015	000-52690
10.2***	Form of Warrant Agreement for the deferral of Mr. Khan’s salary		8-K	10.2	9/28/2015	000-52690
10.3	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the 15% Net Working Interest in the Twin Lakes San Andres Unit		8-K	10.1	11/10/2015	000-52690
10.4	$146,875 Promissory Note with Financial Assurance & Bonds dated November 4, 2015, owed by the Company to Blue Sky NM, Inc.		8-K	10.2	11/10/2015	000-52690
10.5	Memorandum of Agreement dated November 4, 2015, by and between Blue Sky NM, Inc. and the Company, relating to the acquisition of a $1.3 million promissory note in connection with the Bankruptcy of Orbit Petroleum, Inc.		8-K	10.3	11/10/2015	000-52690

10.6	$1.3 million Installment Promissory Note due from Canyon E&P Company dated September 24, 2010	8-K	10.4	11/10/2015	000-52690
10.7***	Amended and Restated Petrolia Energy Corporation 2015 Stock Incentive Plan	8-K	10.1	11/16/2017	000-52690
10.8	Agreement for Share Exchange, dated January 29, 2016 and effective February 1, 2016 between the Company and Askarii Resources, LLC	8-K	10.2	2/9/2016	000-52690
10.9***	Employment Agreement dated August 17, 2016, with Paul M. Deputy as Chief Financial Officer	10-Q	10.1	6/30/2016	000-52690
10.10***	Option Agreement with Paul M. Deputy dated August 17, 2016	10-Q	10.2	6/30/2016	000-52690
10.11	Rick Wilber Note Extension Agreement dated June 30, 2016	10-Q	10.3	6/30/2016	000-52690
10.12	Purchase and Sale Agreement effective September 1, 2016, by and between Whistler Ventures, LLC and Petrolia Energy Corporation, relating to the 25% Net Working Interest in the Twin Lakes San Andres Unit	8-K	10.1	9/22/2016	000-52690
10.13	Assignment and Transfer of Interest effective September 1, 2016 between Petrolia Energy Corporation and Whistler Ventures LLC	8-K	10.2	9/22/2016	000-52690
10.14	Purchase and Sale Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.1	10/5/2016	000-52690
10.15	Assignment and Transfer of Interest (50%) effective September 28, 2016 between Petrolia Energy Corporation and Jovian Petroleum Corporation	8-K	10.2	10/5/2016	000-52690
10.16	Share Exchange Agreement effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 40% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.3	10/5/2016	000-52690
10.17	Promissory Note ($1M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.4	10/5/2016	000-52690
10.18	Production Payment Note ($3M) effective September 28, 2016, by and between Jovian Petroleum Corporation and Petrolia Energy Corporation, relating to the 50% Net Working Interest in the Slick Unit Dutcher Sands	8-K	10.5	10/5/2016	000-52690
10.19	Settlement Agreement effective February 12, 2017 between Petrolia Energy Corporation and Dead Aim Investments	8-K	10.1	2/21/2017	000-52690
10.20	Quitclaim Deed effective February 12, 2017 by and between Dead Aim Investments and Petrolia Energy Corporation, relating to the 60% Net Working Interest in the Twin Lakes San Andres Unit	8-K	10.2	2/21/2017	000-52690
10.21	Second Amendment to Rick Wilber Note Agreement effective as of December 31, 2016	10-K	99.2	12/31/2016	000-52690
10.22	Series A Convertible Preferred Stock Offering Memorandum (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.3	3/31/2017	000-52690
10.23	Form of Preferred Stock Subscription Agreement for the Company’s Series A Convertible Preferred Stock Offering (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 15, 2017 (File Number 000-52690), and incorporated by reference herein)	10-Q	10.4	3/31/2017	000-52690
10.24	Debt Conversion Agreement, dated June 30, 2011, by and between the Company, Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC	8-K	10.1	5/31/2017	000-52690
10.25	Debt Conversion Agreement, dated July 19, 2017 by and between the Company and Jovian Petroleum Corporation and its subsidiary, Jovian Resources LLC	8-K	10.1	7/24/2017	000-52690
10.26	Debt Conversion Agreement, dated July 6, 2017 by and between the Company and Rick Wilber	8-K	10.2	7/24/2017	000-52690

10.27	Employment Agreement dated April 18, 2017, with James E. Burns as President of Petrolia Energy Corporation		10-Q	10.6	6/30/2017	000-52690
10.28	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	12/30/2017	000-52690
10.29	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	12/30/2017	000-52690
10.30	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.31	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.32	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.33	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.6	3/31/2018	000-52690
10.34	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.7	3/31/2018	000-52690
10.35	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.1	7/6/2018	000-52690
10.36	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.2	7/6/2018	000-52690
10.37	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.3	7/6/2018	000-52690
10.38	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.1	9/5/2018	000-52690
10.39	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.2	9/5/2018	000-52690
10.40	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.3	9/5/2018	000-52690
10.41	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.4	9/5/2018	000-52690
10.42	Form of 12% Bridge Note – 2018		8-K	10.5	9/5/2018	000-52690
10.43	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	9/30/2018	000-52690
10.44	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	9/30/2018	000-52690
10.45	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	9/30/2018	000-52690
10.46	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-K	10.46	12/31/2018	000-52690
10.47	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2018		10-K	10.47	12/31/2018	000-52690
10.48*	$125,000 Loan Agreement, dated January 15, 2019 entered into with Arshad M. Farooq	X

14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
14.3	Related Party Transaction Policy		10-K	14.3	12/31/2018	000-52690
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	2/25/2019	000-52690
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.2	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

