Form 10-Q
period 2019-06-30
Petrolia Energy Corp
filed 2021-05-27
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,991,222 shares of common stock as of May 26, 2021.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$5,121	$13,779
Accounts receivable	13,399	—
Other current assets	86,163	255,180
Total current assets	104,683	268,959

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	13,271,302	12,794,285
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(1,059,530)	(586,488)
Net property and equipment	12,412,882	12,408,907

Other assets	628,035	—

Total Assets	$13,145,600	$12,677,866

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$309,140	$264,654
Accounts payable – related parties	31,284	42,494
Accrued liabilities	719,461	608,357
Accrued liabilities – related parties	801,687	649,633
Notes payable	355,500	335,877
Notes payable – related parties	659,257	610,748
Total current liabilities	2,876,329	2,511,763

Asset retirement obligations	1,617,563	1,509,622
Notes payable	1,531,336	725,999
Derivative liability	19,249	37,013
Total Liabilities	6,044,477	4,784,397

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 162,673,726 and 162,673,726 shares issued and outstanding	162,674	162,674
Additional paid in capital	57,563,416	57,253,595
Shares to be issued	150,000	—
Accumulated other comprehensive income	(201,493)	8,273
Accumulated deficit	(50,573,673)	(49,531,272)

Total Stockholders’ Equity	7,101,123	7,893,469

Total Liabilities and Stockholders’ Equity	$13,145,600	$12,677,866

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Oil and gas sales
Oil and gas sales	$800,006	$23,761	$1,619,344	$53,741
Total Revenue	800,006	23,761	1,619,344	53,741

Operating expenses
Lease operating expense	949,410	69,318	1,645,143	142,880
Production tax	2,439	1,314	3,607	3,113
General and administrative expenses	357,457	1,216,630	686,491	3,113,753
Depreciation, depletion and amortization	246,055	12,757	447,828	31,914
Asset retirement obligation accretion	45,047	5,846	54,636	11,485
Total operating expenses	1,600,408	1,305,865	2,837,705	3,303,145

Loss from operations	(800,402)	(1,282,104)	(1,218,361)	(3,249,404)

Other income (expenses)
Interest expense	(61,104)	(48,219)	(103,654)	(77,983)
Loss on related party debt settlement of accrued salaries	—	—	—	(203,349)
Loss on debt extinguishment	—	(260,162)	—	(260,162)
Foreign currency remeasurement gain	—	16,387	51,528	69,725
Gain on sale of assets	255,000	—	255,000	—
Other income (expense)	34,181	—	44,181	—
Gain/(loss) on acquisition and disposition of Bow Energy Ltd.	—	—	—	(27,129,963)
Change in fair value of derivative liabilities	(1,311)	3,167	17,764	3,167
Total other income (expenses)	226,766	(288,827)	264,819	(27,598,565)
Net loss	(573,637)	(1,570,931)	(953,542)	(30,847,969)

Series A Preferred Dividends	(44,675)	(44,941)	(88,859)	(88,947)

Net Loss Attributable to Common Stockholders	(618,311)	(1,615,872)	(1,042,401)	(30,936,916)

Other comprehensive income, net of tax
Foreign currency translation adjustments	(197,858)	83,804	(209,766)	37,157

Comprehensive loss attributable to Common Stockholders	$(816,169)	$(1,532,068)	$(1,252,167)	$(30,899,759)
Loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.18)

Weighted average number of shares of common stock outstanding	162,673,726	22,680,255	162,673,726	173,128,467

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

							Accumulated
					Additional	Shares	other		Stockholders’
	Preferred stock		Common stock		paid-in	to be	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at January 1, 2018	197,100	$197	111,698,222	$111,698	$22,730,974	$—	$—	$(11,323,383)	$11,519,486

Preferred shares issued	2,000	2	—	—	19,998	—	—	—	20,000
Common shares issued	—	—	1,166,667	1,167	148,833	22,500	—	—	172,500
Exercise of warrants	—	—	2,100,000	2,100	199,165	—	—	—	201,265
Shares issued to settle liabilities	—	—	716,209	716	254,254	—	—	—	254,970
Stock-based compensation	—	—	600,000	600	1,573,584	—	—	—	1,574,184
Acquisition of Bow Energy Ltd.	—	—	106,156,712	106,157	34,500,931	—	—	—	34,607,088
Warrants issued related to acquisition of Bow Energy Ltd.	—	—	—	—	103,633	—	—	—	103,633
Series A preferred dividends	—	—	—	—	—	—	—	(44,006)	(44,006)
Other comprehensive income (loss)	—	—	—	—	—	—	(46,647)	—	(46,647)
Net loss (revised - Note 12)	—	—	—	—	—	—	—	(35,146,405)	(35,146,405)
Balance at June 30, 2018	199,100	$199	222,437,810	$222,438	$59,531,372	$22,500	$(46,647)	$(46,513,794)	$13,216,068

Balance at January 1, 2019	199,100	$199	162,673,726	$162,674	$57,253,595	$—	$8,273	$(49,531,272)	$7,893,469

Stock-based compensation	—	—	—	—	238,814	—	—	—	238,814
Common shares issued	—	—	—	—	—	150,000	—	—	150,000
Warrants issued as financing fees	—	—	—	—	32,758	—	—	—	32,758
Warrants issued with loans	—	—	—	—	38,249	—	—	—	38,249
Series A preferred dividends	—	—	—	—	—	—	—	(88,859)	(88,859)
Other comprehensive income (loss)	—	—	—	—	—	—	(209,766)	—	(209,766)
Net loss	—	—	—	—	—	—	—	(953,542)	(953,542)
Balance at June 30, 2019	199,100	$199	162,673,726	$162,674	$57,563,416	$150,000	$(201,493)	$(50,573,673)	$7,101,123

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities
Net loss	$(953,542)	$(30,847,969)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	447,828	31,914
Asset retirement obligation accretion	54,636	11,485
Amortization of debt discount	3,586
Change in fair value of derivative liabilities	(17,764)	(3,167)
Gain on sale of assets	(255,000)	—
Warrants issued as financing fees	32,758	—
Stock-based compensation	238,814	2,462,079
Impairment of goodwill related to Bow Energy Ltd., a related party	—	27,129,963
Loss on related party debt settlement	—	203,349
Loss on extinguishment of debt	—	260,162
Equity settlement finance fee	—	45,476
Warrant expense related to business combination	—	103,632
Changes in operating assets and liabilities
Accounts receivable	(76,405)	(151,623)
Deposits	114,921	240,000
Other current assets	(120,000)	732
Accounts payable	26,486	353,181
Accounts payable – related parties	(11,210)	—
Accrued liabilities	22,245	—
Accrued liabilities – related parties	172,054	—
Net cash flows from operating activities	(320,593)	(160,786)

Cash Flows from Investing Activities
Escrow for property purchase	(628,035)	—
Proceeds on sale of NOACK property	120,000	—
Net cash acquired in acquisition of Bow Energy Ltd.	—	3,784
Cash flows from investing activities	(508,035)	3,784

Cash Flows from Financing Activities
Proceeds from issuance of common stock	30,000	—
Proceeds from notes payable	863,124	4,832
Repayments on notes payable	(3,501)	(31,695)
Proceeds from related party notes payable	538,524	42,000
Repayments on related party notes payable	(398,411)	(47,600)
Cash flows from financing activities	1,029,736	398,712

Foreign currency remeasurement gain	(209,766)	(69,725)

Effect of exchange rate changes on cash	—	55,237

Net change in cash	(8,658)	(227,222)
Cash at beginning of period	13,779	82,593

Cash at end of period	$5,121	$309,815

SUPPLEMENTAL DISCLOSURES

	Six months ended June 30, 2019	Six Months Ended June 30, 2018
SUPPLEMENTAL DISCLOSURES
Interest paid	$289	$25,452
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Common shares issued for acquisition of Bow Energy Ltd.	—	34,607,088
Settlement of accrued salaries for related parties with common shares	—	61,621
Settlement of account payable – related parties for common shares, related party	—	102,590
Series A preferred dividends accrued	88,859	88,947
Proceeds from notes payable paid directly by the third party creditor to seller for acquisition of working interests	—	800,000
Proceeds from notes payable paid directly by the related party creditor to seller for acquisition of working interests	—	314,412
Settlement of accrued liabilities – related parties for common shares	17,000	—
Settlement of notes payable – related parties for common shares	103,000	—
Debt discount for warrant issuance	38,249	—
Note receivable recognized on sale of oil and gas property	—	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As at January 1, 2018	$—	$14,312,580	$14,312,580
Additions	1,246,216	—	1,246,216
Dispositions	—	(3,962,042)	(3,962,042)
Asset retirement cost additions	1,313,982	—	1,313,982
Foreign currency translation	(116,451)	—	(116,451)
As at December 31, 2018	$2,443,747	$10,350,538	$12,794,285
Additions	—	375,000	375,000
Foreign currency translation	102,017	—	102,017
As at June 30, 2019	$2,545,764	$10,725,538	$13,271,302

Accumulated depletion
As at January 1, 2018	—	1,068,795	1,068,795
Dispositions	—	(3,340,779)	(3,340,779)
Impairment of oil and gas properties	—	2,322,255	2,322,255
Depletion	435,722	11,280	447,002
Foreign currency translation	(22,065)	—	(22,065)
As at December 31, 2018	$413,657	$61,551	$475,208
Impairment of oil and gas properties
Depletion	431,735	—	431,735
Foreign currency translation	25,214	—	25,214
As at June 30, 2019	$870,606	$61,551	$932,157

Net book value as at December 31, 2018	$2,030,090	$10,288,987	$12,339,145
Net book value as at June 30, 2019	$1,675,158	$10,663,987	$12,339,145

On November 1, 2018, the Company entered into a Purchase and Sale Agreement (“PSA”) with Crossroads Petroleum L.L.C. and Houston Gulf Energy (“HGE”) to sell 100% working interest in the NOACK field assets located in Milam County, Texas (the “NOACK Assets”). HGE agreed to pay $375,000 but defaulted on payment after making payments of $255,000, leaving a $120,000 receivable balance. The receivable balance was written off in April 2019. Consequently, the $255,000 was recognized as a gain on sale of assets. See Note 13 – Subsequent Events for discussion about the subsequent “re-sale” of the NOACK property.

5. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

			Balance at:
	Interest rate	Date of maturity	June 30, 2019	December 31, 2018
Backhoe loan (i)	2.9%	May 8, 2017	$32,600	$32,601
Truck loan (ii)	5.49%	January 20, 2022	19,736	23,237
Credit note I (iii)	12%	May 11, 2021	800,000	800,000
Credit note II (iv)	12%	October 17, 2019	196,038	196,038
Credit note III (v)	9%	April 25, 2021	750,000	—
Discount on Credit note III (v)	9%	April 25, 2021	(34,663)	—
M. Hortwitz	10%	October 14, 2016	10,000	10,000
Credit note IV	4%	January 15, 2020	113,125	—
			1,886,836	1,061,876
Current portion:			(355,500)	(335,877)
Long-term notes payable			$1,531,336	$725,999

(i)	On May 8, 2014, the Company, with the primary guarantee provided by the Company’s former CEO, David Baker, purchased a backhoe to use at the Texas field. David Baker entered into an installment note in the amount of $57,613 for a term of three years and interest at 2.9% per annum. On June 1, 2018, the equipment was returned to the seller with no further action taken by the Company, Mr. Baker, or the lender.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow Energy Ltd. (“Bow”), a former wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of its intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of the Company and Bow, and the occurrence of any event which would have a material adverse effect on the Company or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

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

(iv)	On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 to acquire an additional 3% working interest in the Canadian Properties. The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% working interest in the Canadian Properties and has no financial covenants

(v)	On April 25, 2019, the Company entered into a promissory note (an “Acquisition Note”) with a third-party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 15% per annum and is due in full at maturity on April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.12 per share expiring on May 1, 2021 were issued associated with the note and were recorded as a debt discount of $38,249 with a second quarter amortization of $3,586. The notes hold a security guarantee of a 50% working interest in the Utikuma oil field and a 100% working interest in the TLSAU field.

The following is a schedule of future minimum repayments of notes payable as at June 30:

2020	$355,500
2021	7,502
2022	1,523,262
2023	572
Thereafter	—
$1,886,836

6. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	June 30, 2019	December 31, 2018
Leo Womack (i)	—	On demand	$—	$3,000
Lee Lytton (i)	—	On demand	3,500	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i)	—	On demand	160,333	200,333
Joel Oppenheim (i)	—	On demand	15,000	15,000
Bow (i)	—	On demand	—	33,144
Jovian Petroleum Corporation (ii)	3.5%	February 9, 2019	445,424	35,210
Ivar Siem (iii)	12%	October 17, 2018	—	20,000
Joel Oppenheim (iii)	12%	October 17, 2018	25,000	10,000
Blue Sky Resources Ltd. (iv)	9%	May 31, 2019	—	148,862
			$659,257	$610,748

Note: Mark Allen’s notes were not included in related party notes payable at December 31, 2019 because he was not appointed as an officer until September 1, 2020.

(i)	Balances are non-interest bearing and due on demand.

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement was for a period of 6 months and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2020.

(iii)	On August 17, 2018, the Company sold an aggregate of $90,000 in convertible promissory notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and were due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). The warrants had a contractual life of one year. As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. The Company fair valued the warrants issued using the Black-Scholes Option Pricing Model for a total fair value of $6,249. On October 22, 2018, $60,000 in Director Convertible Notes were settled by offsetting against $60,000 proceeds required for the exercise of warrants.

(iv)	On June 8, 2018, the Company entered into a promissory note (an “Acquisition Note”) with Blue Sky in the amount of CAD$406,181. The Note bears interest at 9% per annum and is due in full at maturity on November 30, 2018. The Company may, at its sole discretion, extend the maturity date for a period of six months with notice to the lender and payment of 25% of the principal amount. At December 31, 2018, the maturity date had been extended to May 31, 2019. On April 1, 2019, the Company utilized its LOC with Jovian to pay off in its entirety the June 8, 2018 Acquisition Note with Blue Sky.

During 2019, $120,000 of related party notes and payables were converted to shares. Specifically, Leo Womack for $ 20,000, Joel Oppenheim for $40,000, Jovian for $40,000 and American Resources for $20,000. See Note 10 for further explanation.

The following is a schedule of future minimum repayments of related party notes payable as of June 30:

2020	$659,257
Thereafter	—
$659,257

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

June 30, 2019	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	19,249	19,249
ARO liabilities	—	—	1,617,563	1,617,563

December 31, 2018
Derivative liabilities	—	—	37,013	37,013
ARO liabilities	—	—	1,509,622	1,509,622

A summary of the activity of the Company’s derivative liabilities is shown below:

Balance, January 1, 2018	$—
Additions	30,012
Fair value adjustments	7,001
As at December 31, 2018	37,013
Fair value adjustment	(17,764)
As at June 30, 2019	$19,249

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	June 30, 2019	December 31, 2018
Risk-free interest rate	2.27%	2.48% - 2.88%
Expected life	2.1 years	2.4 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	208%	202% - 293%

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

June 30, 2019
Inflation rate	1.92 - 2.15%
Estimated asset life	15 - 21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2017	$—	$473,868	$473,868
Additions	1,313,982	—	1,313,982
Accretion expense	4,353	23,618	27,971
Disposition	—	(246,263)	(246,263)
Foreign currency translation	(59,936)	—	(59,936)
Asset retirement obligations, December 31, 2018	1,258,399	251,223	1,509,622
Accretion expense	41,886	12,750	54,636
Foreign currency translation	53,305	—	53,305
Asset retirement obligations, June 30, 2019	$1,353,590	$263,973	$1,617,563

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $88,859 were declared for the six months ended June 30, 2019.

Common stock

During the six months ended June 30, 2019 there was no common stock activity except for the following. See Note 10 – Related Party Transactions below for discussion concerning debt private placement offering that has some related common stock information.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	35,087,197	$0.24
Granted	24,829,666	0.11
Exercised	(3,910,000)	0.09
Expired	(4,940,000)	0.10
Outstanding at December 31, 2018	51,066,863	$0.20
Granted	4,500,000	0.10
Exercised	—	—
Expired	(1,497,498)	0.08
Outstanding at June 30, 2019	54,069,365	$0.18

As of June 30, 2019, the weighted-average remaining contractual life of warrants outstanding was 1.06 years (December 31, 2018 – 1.71 years).

As of June 30, 2019, the intrinsic value of warrants outstanding is $2,199 (December 31, 2018 - $711,978).

The table below summarizes warrant issuances during the six months ended June 30, 2019 and year ended December 31, 2018:

	June 30,	December 31,
	2019	2018
Warrants granted:
Board of Directors and Advisory Board service	3,500,000	7,750,000
Private placements	—	5,312,500
Pursuant to termination agreements	—	5,250,000
Pursuant to financing arrangements	1,000,000	3,810,000
Pursuant to consulting agreements	—	2,000,000
Pursuant to acquisition of Bow Energy Ltd., a related party	—	368,000
Deferred salary – CEO, CFO	—	339,166
Total	4,500,000	24,829,666

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	June 30, 2019	December 31, 2018
Risk-free interest rate	2.39%	2.39%
Expected life	2.0 -3.0 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	274%	274% - 283%

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

10. RELATED PARTY TRANSACTIONS

On April 10, 2019, Jovian, a related party, purchased 4 units of the debt private placement with gross proceeds of $50,000. These proceeds included $10,000 of cash and a $40,000 reduction in the Jovian LOC. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at a price of $0.08 per unit.

On April 10, 2019, Joel Oppenheim, a related party, purchased 4 units of the debt private placement with gross proceeds of $50,000. These proceeds included $10,000 of cash and a $10,000 reduction in a bridge loan and a $30,000 reduction in shareholders advances. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at a price of $0.08 per unit.

On April 10, 2019, American Resources Offshore, Inc., a related party, purchased 2 units of the debt private placement with gross proceeds of $25,000. These proceeds included $5,000 of cash and a $20,000 reduction in a bridge loan. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock at a price of $0.08 per unit.

On April 10, 2019, Leo Womack, a related party, purchased 2 units of the debt private placement with gross proceeds of $25,000. These proceeds included $5,000 of cash and a $3,000 reduction in a shareholder advance balance and a $17,000 reduction in accrued board compensation from 2016. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock at a price of $0.08 per unit.

Note that since the related party shares discussed above were not issued until August 2019, they were recorded as “Shares to be Issued” which is an equity account that is reported independently in the Statement of Changes in Stockholders’ Equity statement.

11. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Canada
Revenue	757,098	—	1,553,872	—
Production costs	(859,181)	—	(1,498,691)	—
Depreciation, depletion, amortization and accretion	(234,423)	—	(431,735)	—
Results of operations from producing activities	(338,987)	—	(376,554)	—

Total long-lived assets	1,675,158	2,030,090	1,675,158	2,030,090

United States
Revenue	42,908	23,761	65,472	53,741
Production costs	(90,187)	(70,632)	(150,059)	(145,993)
Depreciation, depletion, amortization and accretion	(11,632)	(12,757)	(16,093)	(31,914)
Results of operations from producing activities	(58,911)	(59,628)	(100,680)	(124,166)

Total long-lived assets	10,737,724	10,378,817	10,737,724	10,378,817

Total
Revenue	800,006	23,761	1,619,344	53,741
Production costs	(951,849)	(70,632)	(1,648,750)	(145,993)
Depreciation, depletion, amortization and accretion	(246,055)	(12,757)	(447,828)	(31,914)
Results of operations from producing activities	(397,898)	(59,628)	(477,234)	(124,166)

Total long-lived assets	12,412,882	12,408,907	12,412,882	12,408,907

The Company’s revenues are derived from the following major customers:
Customer A	72,908	29,980	65,472	53,741
Customer B	757,098	—	1,553,872	—
Total	800,006	29,980	1,619,344	53,741

12. REVISION OF PRIOR PERIOD INTERIM FINANCIAL STATEMENTS

While preparing the interim condensed consolidated financial statements for the period ending September 30, 2018, Management identified that it had made an incorrect judgment in accounting for the acquisition of Bow on February 27, 2018. Accordingly, the Company has revised the comparative figures for three months ended June 30, 2018 to reflect this revision. The revision had no impact on the financial statements for the three and nine months ended September 30, 2018 and for the year ended December 31, 2018.

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

The impact of the revision for the three months ended June 30, 2018 is summarized below:

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three months ended June 30, 2018
	As reported	Adjustment	Revised
Impairment of goodwill	$27,129,963	$(27,129,963)	$—
Loss on acquisition of Bow Energy Ltd.	—	32,999,330	32,999,330
Net loss	(29,277,038)	(5,869,367)	(35,146,405)
Net loss attributable to common stockholders	(29,321,044)	(5,869,367)	(35,190,411)
Loss per share – Basic and diluted	(0.24)	(0.05)	(0.29)
Comprehensive loss	$(29,367,691)	$(5,869,367)	$(35,237,058)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	As at June 30, 2018
	As reported	Adjustment	Revised
Accumulated deficit	$(40,644,427)	$(5,869,367)	$(46,513,794)
Total stockholders’ equity	$19,085,435	$(5,869,367)	$13,216,068

Consolidated Statement of Cash Flows

	Three months ended June 30, 2018
	As reported	Adjustment	Revised
Operating activities
Net loss	$(29,277,038)	$(5,869,367)	$(35,146,405)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	27,129,963	(27,129,963)	—
Loss on acquisition of Bow Energy Ltd.	$—	$32,999,330	$32,999,330

13. SUBSEQUENT EVENTS

All of the transactions/events mentioned below occurred subsequent to June 30, 2019.

On April 10, 2019, Jovian, a related party, purchased 4 units of the debt private placement with gross proceeds of $50,000. These proceeds included $10,000 of cash and a $40,000 reduction in the Jovian LOC. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at a price of $0.08 per unit. On August 21, 2019, Jovian converted the debt balance into 625,000 shares of common stock.

On April 10, 2019, Joel Oppenheim, a related party, purchased 4 units of the debt private placement with gross proceeds of $50,000. These proceeds included $10,000 of cash and a $10,000 reduction in a bridge loan and a $30,000 reduction in shareholders advances. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at a price of $0.08 per unit. On August 21, 2019, Joel Oppenheim converted the debt balance into 625,000 shares of common stock.

On April 10, 2019, American Resources Offshore, Inc., a related party, purchased 2 units of the debt private placement with gross proceeds of $25,000. These proceeds included $5,000 of cash and a $20,000 reduction in a bridge loan. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock at a price of $0.08 per unit. On August 21, 2019, American Resource Offshore, Inc., converted the debt balance into 312,500 shares of common stock.

On April 10, 2019, Leo Womack, a related party, purchased 2 units of the debt private placement with gross proceeds of $25,000. These proceeds included $5,000 of cash and a $3,000 reduction in a shareholder advance balance and a $17,000 reduction in accrued board compensation from 2016. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock at a price of $0.08 per unit. On August 21, 2019, Leo Womack converted the debt balance into 312,500 shares of common stock.

The Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the same NOACK property with Flowtex Energy LLC. (“FT”), which was reclaimed after the default by HE (see Note 4). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019 and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2019, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company at December 31, 2019 which is included in other current assets. The $400,000 was recorded as a gain on sale of properties.

A Company director Joel Martin Oppenheim exercised warrants to purchase 150,000 shares of common stock for cash proceeds of $15,000 at an exercise price of $0.10 per share. These shares were not issued until January 2020.

A Company director Joel Martin Oppenheim exercised warrants to purchase 10,000 shares of common stock. Consideration for the exercise price of $1,000 or $0.10 per share was satisfied by forgiving a bridge loan debt outstanding to the holder of $10,000, with no gain or loss recognized. Since the consideration provided was due to a conversion of debt, the debt balance was transferred to the additional paid in capital account. These shares were not issued until January 2020.

Effective July 13, 2020, Richard Dole, Joel Oppenheim and Saleem Nizami resigned as Directors on the Board. This reduced the size of the Board from seven to four members, which is helping to streamline the Company.

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of low decline light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020.

On September 1, 2020, the Board of Directors approved a contractual Employment Agreement between the Company and Mark Allen to appoint him as the new President of the Company. Mr. Allen’s contract term is 6 months, with a cash payment of $90,000 in equal monthly installments of $15,000, including an option to extend. In addition, Mr. Allen is due to receive incentive compensation of 2,000,000 shares of common stock (1,000,000 were issued at signing and the remining shares are yet to be issued). He also is to receive 1,000,000 warrants at $0.08 per share that expire in 36 months and vest over a two-year period. Mr. Allen has been in the oil and gas industry for over 25 years, most recently as Vice President, Oil and Gas Consulting for Wipro Limited, a leading global consulting and information technology services firm. Prior to Wipro Limited, Mr. Allen was Vice President, Exploration and Production Services for SAIC, a Fortune 500 company.

On September 16, 2020, Zel C.Khan resigned as a member of the Board to solely focus on his role as the Chief Executive Officer of Petrolia Energy Corporation.

Company President Mark Allen, was issued 1,650,000 common shares for exercising warrants at $0.05 per share with cash proceeds of $82,500

The Company signed an Executive Salary Payable Agreement with Zel Khan as the Chief Executive Officer. All of Mr. Khan’s previous salary obligation will be satisfied by the issuance of 1,992,272 shares of the Company, within 15 days of the signed agreement.

The Company entered into a promissory note with American Resources for $125,000. The Note bears interest at 10% per annum and is due in full at maturity on June 1, 2020. In addition, 500,000 shares of common stock were granted in association with the note.

Jovian, a related party, purchased 1 unit of the debt private placement with gross proceeds of $12,500. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. Jovian converted the debt into shares during 2020.

Paul Deputy was reinstated as Interim Chief Financial Officer, signed a Settlement and Mutual Release Agreement. In exchange for releasing the Company for any current, outstanding payroll and/or service-related liability at January 29, 2021, the Company agreed to pay Mr. Deputy $50,000, to be paid in $2,500 monthly increments, starting April 1, 2021. In addition, was issued 250,000 shares of Petrolia common stock.

Mark Allen converted $30,000 of unpaid contract wages from early 2020 into 333,333 common shares of common stock at a rate of $0.09 per share.

Mark Allen converted a defaulted secured loan of $270,000 that was due on December 15, 2019. The debt was converted at a rate of $0.05 per share and resulted in the issuance of 5,400,000 shares of common stock and 5,400,000 warrants to purchase common stock. The warrants have a strike price of $0.08 per share and expire in 36 months.

Between July 1, 2019 and May 10, 2021, 1,000,641 shares of common stock were issued for subscriptions to third parties.

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

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of 2,604 acres located in Creek County, Oklahoma and Petrolia owns a 100% Working Interest (“WI”) with a 76.5% net revenue interest (NRI). The first oil well was completed in 1918 by Standard Oil of Ohio (“Sohio”), which at that time was owned by John D. Rockefeller. By 1959, approximately 14,000,000 barrels of oil had been recovered at an average well depth of 3,100 feet and over 100 wells in production. Our engineering reports and analysis indicate there is still considerable recoverable reserves remaining.

We have recently completed a capital project to rebuild our field tank battery, consisting of two free water knockout units, four oil stock tanks and one fiberglass saltwater tank. Additionally, we received a new 5-year permit for our disposal well and upgraded our flowlines for most of the field.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico and consists of 3,864 acres with 58 wells. The last independent reserve report prepared by MKM Engineering on December 31, 2019, reflects approximately 752,000 barrels of proven oil reserves remaining for the 100% working interest.

TLSAU is currently shut-in awaiting capital allocation to complete some regulatory plugging requirements and well workovers.

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

Askarii, while dormant for the last few years, has a significant history with major oil companies providing services both onshore and offshore- Gulf of Mexico. Using Askarii, the Company plans to engage in the oil field service business. It is also contemplated that Askarii will research various enhanced oil recovery (EOR) technologies and methods which it can use for the benefit of the Company’s oil fields.

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

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended June 30, 2019 was $800,006, an increase of $776,245 from the three months ended June 30, 2018. A total of $757,098 of the increase was attributable to the new operations associated with the Canadian Properties which were acquired after June 30, 2018. Revenues associated with our U.S. properties totaled $42,908.

Our oil and gas revenue reported for the six months ended June 30, 2019 was $1,619,344, an increase of $1,565,603 from the six months ended June 30, 2018. A total of $1,553,872 of the increase was attributable to the new operations associated with the Canadian Properties which were acquired after June 30, 2018. Revenues associated with our U.S. properties totaled $65,472.

Operating Expenses

Operating expenses increased by $294,543, to $1,600,408 for the three-month period ended June 30, 2019, compared to $1,305,865 for the three months ended June 30, 2018. Operating expenses increased over the comparative period due to a significant increase of $880,092 in lease operating expenses and a $233,298 increase in depreciation, depletion and amortization expense, both related to the acquisition of the Canadian properties on June 29, 2018. These increases were offset by a decrease of $859,173 in general and administrative from 2018 to 2019. This was primarily due to equity related issuances (stock compensation expense) in connection with Mr. James Burns stepping down as the Company’s President, and the associated Separation Agreement.

Operating expenses decreased by $465,440, to $2,837,705 for the six-month period ended June 30, 2019, compared to $3,303,145 for the six months ended June 30, 2018. Operating expenses decreased over the comparative period due to a significant increase of $1,502,263 in lease operating expenses and a $415,914 increase in depreciation, depletion and amortization expense, both related to the acquisition of the Canadian properties on June 29, 2018. These increases were offset by a decrease of $2,427,262 in general and administrative from 2018 to 2019. This was primarily due to equity related issuances (stock compensation expense) in connection with Mr. James Burns stepping down as the Company’s President, and the associated Separation Agreement.

Other income (expense)

Other expenses decreased by $515,593 to $(226,766) for the three-month period ending June 30, 2019, compared to $288,827 for the three-month period ending June 30, 2018. The decrease was primarily due to a $260,162 loss related to an extinguishment of debt in the three-month ended June 30, 2018 period. No such expense was incurred in the three months ended June 30, 2019. This was offset by a net gain of $255,000 related to the foreclosure and repossession of the Noack property.

Other expenses decreased by $27,863,384 to $(264,819) for the six-month period ending June 30, 2019, compared to $27,598,565 for the six-month period ending June 30, 2018. The decrease was primarily due to a $27,129,963 loss related to the disposition of Bow Energy Ltd, also there was a $260,162 loss on extinguishment of debt and 203,349 loss on related party debt settlement of accrued salaries. There were no such “loss” expenses incurred in the six months ended June 30, 2019. These losses were offset by a net gain of $255,000 related to the foreclosure and repossession of the Noack property in June 2019.

Net Income (Loss)

Net loss for the three months ended June 30, 2019 was $573,637, compared to a net loss of $1,570,931 for the three months ended June 30, 2018. The primary reason for the decrease in the 2019 net loss was due to a decrease in stock compensation expense from the prior reporting period and the net gain related to the Noack property in 2019.

Net loss for the six months ended June 30, 2019 was $953,542, compared to a net loss of $30,847,969 for the six months ended June 30, 2018. The primary reason for the decrease in loss in 2019 compared to 2018 was due to the disposition of Bow Energy Ltd. properties in 2018.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2018, to June 30, 2019.

As of June 30, 2019, we had total current assets of $104,683 and total assets of $13,145,600. Our total current liabilities as of June 30, 2019 were $2,876,329 and our total liabilities as of June 30, 2019 were $6,044,477. We had negative working capital of $2,771,646 as of June 30, 2019.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $2,546,093 along with accounts payable and accrued liabilities, including amounts due to related parties, mainly consisting of accrued officer salaries of $996,765, in addition to asset retirement obligations of $1,617,563 (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

Net cash used in operating activities was $320,593 and $160,786 for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to the sale of the NOACK properties as well as an increase in accounts receivable.

Net cash used by investing activities was $508,035 and ($3,784) for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to the funds used to acquire the Canadian Properties.

Net cash provided by financing activities was $1,029,736 and $398,712 for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to new $750,000 notes payable by a third-party. (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations). In addition, $30,000 was provided through related party Debt Private Placement purchases.

The Company continues to operate at a negative cash flow of approximately $35,000 per month which raises substantial doubt about our ability to continue as a going concern. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $500,000. The sale of the NOACK field and the addition of the revenue from our 28% ownership of the Canadian Properties has enhanced cashflow and allowed the Company to allocate funds for SUDS and TLSAU development plans. The Company has resumed workover activities at SUDS and expects progress to continue past the first quarter of 2020, funding permitting.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

As of June 30, 2019, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. Such disclosure controls and procedures were deemed ineffective due to material weaknesses in connection with disclosure and related issues associated with related party transactions involving the Company and its officers and directors, and recording, presentation and disclosure issues associated with acquisition transactions.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on October 15, 2019, under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2018, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

On April 3, 2019, the Company foreclosed on its promissory note receivable for the sale of the NOACK field, which was secured by lien under the note. On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the 83% leasehold net revenue interest and 100% working interest in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement includes customary indemnification obligations of the parties. The purchaser agreed to pay $400,000 for the NOACK Assets with a $20,000 deposit received on August 15, 2019 and the entire balance of $355,000 to be received by September 30, 2019 (of which $155,000 was received on August 30, 2019 and the balance of $25,000 still remains outstanding at the reporting date) with a final payment of $25,000 to be received on August 30, 2020. We may not receive the $25,000 owed to us pursuant to the agreement described above, which may have an adverse effect on our operations, cash flow and the value of our securities.

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

On June 30, 2019, warrants to purchase 250,000 shares of common stock with an exercise price of $0.10 per share, a contractual life of three years and a fair value of $15,904 were granted to former director Joel Oppenheim, pursuant to a loan agreement.

On August 21, 2019, the Company closed private placements with related parties for gross proceeds of $150,000, consisting of 1,875,000 shares of common stock and warrants to purchase 3,750,000 shares of common stock, exercisable at a price of $0.10 per share at any time prior to November 1, 2020. American Resources Offshore Inc. (of which Ivar Siem, our director) subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Leo Womack, our director, subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Jovian Petroleum Corporation, a greater than 5% shareholder of the Company, subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock. Joel Martin Oppenheim, our former director, subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock.

On September 30, 2019, warrants to purchase 250,000 shares of common stock with an exercise price of $0.10 per share and a contractual life of three years were granted to former director Joel Oppenheim, pursuant to a loan agreement.

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

PETROLIA ENERGY CORPORATION

May 27, 2021	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

May 27, 2021	By:	/s/ Paul M. Deputy
Paul M. Deputy
Interim Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 – Description of Company’s Capital Stock	X
10.01	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	12/30/2017	000-52690
10.02	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	12/30/2017	000-52690
10.03	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.04	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.05	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.06	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.6	3/31/2018	000-52690
10.07	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.7	3/31/2018	000-52690
10.08	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.1	7/6/2018	000-52690
10.09	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.2	7/6/2018	000-52690
10.10	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.3	7/6/2018	000-52690
10.11	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.1	9/5/2018	000-52690
10.12	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.2	9/5/2018	000-52690
10.13	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.3	9/5/2018	000-52690
10.14	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.4	9/5/2018	000-52690
10.15	Form of 12% Bridge Note – 2018		8-K	10.5	9/5/2018	000-52690

10.16	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	9/30/2018	000-52690
10.17	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	9/30/2018	000-52690
10.18	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	9/30/2018	000-52690
10.19	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC	X
10.20	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019	X
10.21	$125,000 Loan Agreement, dated January 15, 2019 entered into with Arshad M. Farooq	X
10.22	Employment Agreement - Mark Allen dated September 1, 2020	X
10.23	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021	X
10.24	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020	X
10.25	Executive Salary Payable Agreement – Mark Allen dated March 30, 2021	X
10.26	Debt to Equity Conversion Agreement – Mark Allen dated March 30, 2021	X
10.27	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021	X
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
14.3	Insider Trading Policy	X
14.4	Related Party Transaction Policy		10-K	14.3	12/31/2018	000-52690
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	2/25/2019	000-52690
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.2	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

