Form 10-Q
period 2019-09-30
Petrolia Energy Corp
filed 2021-05-27
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [ X ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$72,372	$13,779
Accounts receivable	13,399	—
Other current assets	220,572	255,180
Total current assets	306,343	268,959

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	12,868,298	12,794,285
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(1,329,357)	(586,488)
Net property and equipment	11,740,051	12,408,907

Other assets	771,902	—

Total Assets	$12,818,296	$12,677,866

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$372,674	$264,654
Accounts payable – related parties	25,587	42,494
Accrued liabilities	716,273	608,357
Accrued liabilities – related parties	921,600	649,633
Notes payable	390,591	335,877
Notes payable – related parties	826,974	610,748
Total current liabilities	3,253,699	2,511,763

Asset retirement obligations	1,649,451	1,509,622
Notes payable	1,536,117	725,999
Derivative liability	20,663	37,013
Total Liabilities	6,459,930	4,784,397

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 164,548,726 and 162,673,726 shares issued and outstanding	164,549	162,674
Additional paid in capital	57,848,982	57,253,595
Shares to be issued	28,500	—
Accumulated other comprehensive income	(194,355)	8,273
Accumulated deficit	(51,489,509)	(49,531,272)

Total Stockholders’ Equity	6,358,366	7,893,469

Total Liabilities and Stockholders’ Equity	$12,818,296	$12,677,866

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Oil and gas sales
Oil and gas sales	$834,321	$655,176	$2,453,665	$708,917
Total Revenue	834,321	655,176	2,453,665	708,917

Operating expenses
Lease operating expense	949,314	618,631	2,594,457	761,511
Production tax	1,765	901	5,372	4,014
General and administrative expenses	360,064	692,588	1,046,555	3,806,341
Depreciation, depletion and amortization	279,816	48,393	727,644	80,307
Asset retirement obligation accretion	46,764	7,002	101,400	18,487
Impairment of oil and gas properties	—	2,322,255	—	2,322,255
Impairment of equipment	—	13,783	—	13,783
Total operating expenses	1,637,723	3,703,553	4,475,428	7,006,698

Loss from operations	(803,402)	(3,048,377)	(2,021,763)	(6,297,781)

Other income (expenses)
Interest expense	(74,192)	(40,256)	(177,846)	(118,239)
Gain on sale of assets	—	—	280,000	—
Loss on related party debt settlement of accrued salaries	—	—	—	(203,349)
Loss on debt extinguishment	—	—	—	(260,162)
Foreign exchange gain	(17,153)	(1,775)	34,375	67,950
Other income	25,000	—	44,181	—
Loss on acquisition and disposition of Bow Energy Ltd.	—	3,679,776	—	(29,319,554)
Change in fair value of derivative liabilities	(1,414)	(7,524)	16,350	(4,357)
Total other income (expenses)	(67,759)	3,630,221	197,060	(29,837,711)
Net loss	(871,161)	581,844	(1,824,703)	(36,135,492)

Series A Preferred Dividends	(44,675)	(45,166)	(133,534)	(134,113)

Net Loss Attributable to Common Stockholders	(915,836)	536,678	(1,958,237)	(36,269,605)

Other comprehensive income, net of tax
Foreign currency translation adjustments	7,138	(56,015)	(202,628)	(18,858)

Comprehensive loss attributable to Common Stockholders	$(908,698)	$480,663	$(2,160,865)	$(36,288,463)
Loss per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.19)

Weighted average number of shares of common stock outstanding	163,509,324	220,922,294	162,955,319	189,234,812

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional	Shares	Accumulated other		Stockholders’
	Preferred stock		Common stock		paid-in	to be	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at January 1, 2018	197,100	$197	111,698,222	$111,698	$22,730,974	$—	$—	$(11,323,383)	$11,519,486

Preferred shares issued	2,000	2	—	—	19,998	—	—	—	20,000
Common shares issued	—	—	1,166,667	1,167	148,833	22,500	—	—	172,500
Exercise of warrants	—	—	2,100,000	2,100	199,165	—	—	—	201,265
Shares issued to settle liabilities	—	—	716,209	716	254,254	—	—	—	254,970
Stock-based compensation	—	—	600,000	600	1,573,584	—	—	—	1,574,184
Acquisition of Bow Energy Ltd.	—	—	106,156,712	106,157	34,500,931	—	—	—	34,607,088
Warrants issued related to acquisition of Bow Energy Ltd.	—	—	—	—	103,633	—	—	—	103,633
Series A preferred dividends	—	—	—	—	—	—	—	(44,006)	(44,006)
Other comprehensive income (loss)	—	—	—	—	—	—	(46,647)	—	(46,647)
Net loss (revised - Note 12)	—	—	—	—	—	—	—	(35,146,405)	(35,146,405)
Balance at September 30, 2018	199,100	$199	222,437,810	$222,438	$59,531,372	$22,500	$(46,647)	$(46,513,794)	$13,216,068

Balance at January 1, 2019	199,100	$199	162,673,726	$162,674	$57,253,595	$—	$8,273	$(49,531,272)	$7,893,469

Stock-based compensation	—	—	—	—	358,255	—	—	—	358,255
Common shares issued	—	—	1,875,000	1,875	148,125	—	—	—	150,000
Warrants issued as financing fees	—	—	—	—	50,758	—	—	—	50,758
Series A preferred dividends	—	—	—	—	—	—	—	(133,534)	(133,534)
Warrants issued for loans	—	—	—	—	38,249	—	—	—	38,249
Stock to be issued	—	—	—	—	—	28,500	—	—	28,500
Other comprehensive income (loss)	—	—	—	—	—	—	(202,628)	—	(202,628)
Net loss	—	—	—	—	—	—	—	(1,824,703)	(1,824,703)
Balance at September 30, 2019	199,100	$199	164,548,726	$164,549	$57,848,982	$28,500	$(194,355)	$(51,489,509)	$6,358,366

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash Flows from Operating Activities
Net loss	$(1,824,703)	$(36,135,492)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	727,644	80,307
Asset retirement obligation accretion	101,400	18,487
Amortization of debt discount	8,366	—
Change in fair value of derivative liabilities	(16,350)	4,357
Gain on sale of assets	(280,000)
Bad debt expense	—	25,000
Warrants issued as financing fees	50,758	—
Stock-based compensation	358,255	2,689,949
Impairment of furniture, equipment and software	—	13,783
Impairment of oil and gas properties	—	2,322,255
Loss on acquisition and disposition of Bow Energy Ltd.	—	29,319,554
Loss on related party debt settlement	—	203,349
Loss on extinguishment of debt	—	260,162
Equity settlement finance fee	—	76,537
Warrant expense related to business combination	—	103,632
Changes in operating assets and liabilities
Accounts receivable	62,368	(241,701)
Deposits	—	240,000
Prepaid expenses	91,413	(6,823)
Other current assets	(95,000)	—
Bank indebtedness	—	17,322
Accounts payable	93,021	273,541
Accounts payable – related parties	(16,907)	(6,140)
Accrued liabilities	(25,618)	295,414
Accrued liabilities – related parties	291,967	(171,792)
Net cash flows from operating activities	(473,386)	(618,299)

Cash Flows from Investing Activities
Purchase of working interest in Canadian Properties		(932,441)
Escrow for property purchase	(771,902)	—
Net cash disposed of in sale of Bow Energy Ltd.	—	(4,003)
Proceeds on sale of NOACK property	495,000
Net cash acquired in acquisition of Bow Energy Ltd.	—	3,784
Cash flows from investing activities	(276,902)	(932,660)

Cash Flows from Financing Activities
Proceeds from notes payable	1,025,000	1,000,000
Repayments on notes payable	(5,286)	(33,835)
Proceeds from related party notes payable	356,998	278,410
Repayments on related party notes payable	(423,703)	(171,100)
Proceeds from issuance of common stock for exercise of warrant	—	179,675
Shares to be issued	28,500	—
Proceed from issuance of common stock	30,000	262,500
Proceed from issuance of preferred stock	—	20,000
Cash flows from financing activities	1,011,509	1,535,650

Changes in foreign exchange rate	(202,628)	(61,906)

Net change in cash	58,593	(77,215)
Cash at beginning of period	13,779	82,593

Cash at end of period	$72,372	$5,378

SUPPLEMENTAL DISCLOSURES

	Nine months ended September 30, 2019	Nine Months Ended September 30, 2018
SUPPLEMENTAL DISCLOSURES
Interest paid	$60,074	$25,452
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Common shares issued for acquisition of Bow Energy Ltd.	—	34,607,088
Settlement of accrued salaries for related parties with common shares	—	61,621
Shares cancelled as proceeds in sale of Bow Energy Ltd	—	4,956,519
Settlement of account payable – related parties for common shares, related party	—	102,590
Series A preferred dividends accrued	133,534	134,113
Proceeds from notes payable paid directly by the related party creditor to seller for acquisition of working interests		313,775
Debt discount on warrant issue	38,249	—
Settlement of accrued liabilities related party for common shares	17,000	—
Settlement of notes payable related party for common shares	113,000	—
Debt cancelled in sale of Bow Energy Ltd (Note 5)	33,144	—
Assumption of note payable by related party	125,000	—
Note receivable recognized on sale of oil and gas properties	—	120,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As at January 1, 2018	$—	$14,312,580	$14,312,580
Additions	1,246,216	—	1,246,216
Dispositions	—	(3,962,042)	(3,962,042)
Asset retirement cost additions	1,313,982	—	1,313,982
Foreign currency translation	(116,451)	—	(116,451)
As at December 31, 2018	$2,443,747	$10,350,538	$12,794,285
Foreign currency translation	74,013	—	74,013
As at September 30, 2019	$2,517,760	$10,350,538	$12,868,298

Accumulated depletion
As at January 1, 2018	—	1,068,795	1,068,795
Dispositions	—	(3,340,779)	(3,340,779)
Impairment of oil and gas properties	—	2,322,255	2,322,255
Depletion	435,722	11,280	447,002
Foreign currency translation	(22,065)	—	(22,065)
As at December 31, 2018	$413,657	$61,551	$475,208

Depletion	699,504	12,140	711,644
Foreign currency translation	15,225	—	15,225
As at September 30, 2019	$1,128,386	$73,691	$1,202,077

Net book value as at December 31, 2018	$2,030,090	$10,288,987	$12,319,077
Net book value as at September 30, 2019	$1,389,374	$10,276,847	$11,666,221

On November 1, 2018 the Company sold 83% leasehold net revenue interest and 100% working interest in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”) to Crossroads Petroleum LLC (“CP”) and Houston Gulf Energy (“HGE”) for $375,000. The terms of this agreement included $260,000 to be paid as a deposit with the balance of $115,000 to be paid by December 31, 2018. On April 15, 2019, the Company foreclosed on the property since CP and HGE did not satisfy all of the contractual payment requirements. On April 15, 2019, the remaining unpaid receivable balance of $120,000 was written off as a loss on sale of property. Note that previous payments of $255,000 were forfeited to the Company and no reimbursement to CP and/or HGE was made.

On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the same NOACK property with Flowtex Energy LLC. (“FT”). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019 and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2019, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company at September 30, 2019 which is included in other current assets. The $400,000 was recorded as a gain on sale of properties.

5. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

			Balance at:
	Interest rate	Date of maturity	September 30, 2019	December 31, 2018
Backhoe loan (i)	2.9%	May 8, 2017	$32,600	$32,601
Truck loan (ii)	5.49%	January 20, 2022	17,952	23,237
Credit note I (iii)	12%	May 11, 2021	800,000	800,000
Credit note II (iv)	12%	October 17, 2019	346,038	196,038
Credit note III (v)	15%	April 25, 2021	750,000	—
Discount on Credit Note III	—	April 25, 2021	(29,882)	—
M. Hortwitz	10%	October 14, 2016	10,000	10,000
			1,926,708	1,061,876
Current portion:			(390,591)	(335,877)
Long-term notes payable			$1,536,117	$725,999

(i)	On May 8, 2014, the Company, with the primary guarantee provided by the Company’s former CEO, David Baker, purchased a backhoe to use at the Texas field. David Baker entered into an installment note in the amount of $57,613 for a term of three years and interest at 2.9% per annum. On June 1, 2018, the equipment was returned to the seller with no further action taken by the Company, Mr. Baker, or the lender.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow Energy Ltd. (“Bow”), a former wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of its intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of the Company and Bow, and the occurrence of any event which would have a material adverse effect on the Company or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

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

(v)	On April 25, 2019, the Company entered into a promissory note (an “Acquisition Note”) with a third-party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 9% per annum and is due in full at maturity on April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.12 per share expiring on May 1, 2021 were issued associated with the note. The fair value of issued warrants were recorded as a debt discount of $38,249 and amortization of $8,366. The notes hold a security guarantee of a 50% working interest in the Utikuma oil field and a 100% working interest in the TLSAU field.

On January 15, 2019, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of $4% per annum and was to mature on January 15, 2020. On September 30, 2019, Jovian Petroleum Corporation reimbursed the $125,000 to the third party. Consequently, the $125,000 debt balances were transferred into the Jovian LOC and are now included in the $481,266 at December 31, 2019 (see Note 6: Related Party Notes Payable)

The following is a schedule of future minimum repayments of notes payable as at September 30:

2020	$390,591
2021	7,502
2022	1,528,043
2023	572
Thereafter	—
$1,926,708

6. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	September 30, 2019	December 31, 2018
Leo Womack (i)	—	On demand	$—	$3,000
Lee Lytton (i)	—	On demand	3,500	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i)	—	On demand	167,208	200,333
Joel Oppenheim (i)	—	On demand	15,000	15,000
Bow (i)	—	On demand	—	33,144
Jovian Petroleum Corporation(ii)	3.5%	February 9, 2019	481,266	35,210
Ivar Siem (iii)	12%	October 17, 2018	75,000	20,000
Joel Oppenheim (iii)	12%	October 17, 2018	75,000	10,000
Blue Sky Resources Ltd. (iv)	9%	May 31, 2019	—	148,862
			$826,974	$610,748

(i)	Balances are non-interest bearing and due on demand.

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement was for a period of 6 months and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2020.

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

(iv)	On June 8, 2018, the Company entered into a promissory note (an “Acquisition Note”) with Blue Sky in the amount of CAD$406,181. The Note bears interest at 9% per annum and is due in full at maturity on November 30, 2018. The Company may, at its sole discretion, extend the maturity date for a period of Nine months with notice to the lender and payment of 25% of the principal amount. At December 31, 2018, the maturity date had been extended to May 31, 2019. On April 1, 2019, the Company utilized its LOC with Jovian to pay off in its entirety the June 8, 2018 Acquisition Note with Blue Sky.

During 2019, $120,000 of related party notes and payables were converted to shares. Specifically, Leo Womack for $ 20,000, Joel Oppenheim for $40,000, Jovian for $40,000 and American Resources for $20,000. See Note 10 for further explanation.

The following is a schedule of future minimum repayments of related party notes payable as of September 30, 2019:

2020	$826,974
Thereafter	—
$826,974

7. DERIVATIVE FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

September 30, 2019	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	20,663	20,663
ARO liabilities	—	—	1,649,451	1,649,451

December 31, 2018
Derivative liabilities	—	—	37,013	37,013
ARO liabilities	—	—	1,509,622	1,509,622

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

A summary of the activity of the Company’s derivative liabilities is shown below:

Balance, January 1, 2018	$—
Additions	30,012
Fair value adjustments	7,001
As at December 31, 2018	37,013
Fair value adjustment	(16,350)
As at September 30, 2019	$20,663

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	September 30, 2019	December 31, 2018
Risk-free interest rate	2.27%	2.48% - 2.88%
Expected life	2.1 years	2.4 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	208%	202% - 293%

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

December 31, 2018
Inflation rate	1.92 - 2.15%
Estimated asset life	15 - 21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2017	$—	$473,868	$473,868
Additions	1,313,982	—	1,313,982
Accretion expense	4,353	23,618	27,971
Disposition	—	(246,263)	(246,263)
Foreign currency translation	(59,936)	—	(59,936)
Asset retirement obligations, December 31, 2018	1,258,399	251,223	1,509,622
Accretion expense	82,033	19,367	101,400
Foreign currency translation	38,429	—	38,429
Asset retirement obligations, September 30, 2019	$1,378,861	$270,590	$1,649,451

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $133,534 were declared for the nine months ended September 30, 2019.

Common stock

During the nine months ended September 30, 2019, the Company closed private placements for $0.08 per unit for a total of 1,875,000 units and gross proceeds of $150,000 (the “2019 Units”). Each 2019 Unit was comprised of one common share and two warrants entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise price of $0.10 per share. See additional description of the detail transactions concerning those warrants in Note 10: Related Party Transactions, below.

On December 19, 2018, director Joel Martin Oppenheim purchased additional 2019 private placements for $0.08 per unit for a total of 156,250 units with gross proceeds of $12,500. Each 2019 Unit was comprised of one common share and two warrants entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise price of $0.10 per share.

On August 8, 2019, director Joel Martin Oppenheim exercised warrants to purchase 150,000 shares of common stock for cash proceeds of $15,000 at an exercise price of $0.10 per share. The shares were not issued until January 2020.

On August 14, 2019, director Joel Martin Oppenheim exercised warrants to purchase 10,000 shares of common stock for cash proceeds of $1,000 at an exercise price of $0.10 per share. The shares were not issued until January 2020.

On July 23, 2019, Joel Oppenheim, a related party, purchased 1 unit of the debt private placement with gross proceeds of $12,500. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. The warrants fair value was determined to be $15,517 via the Black Sholes Option Pricing Model. Consideration for the purchase was provided though a cash payment of $2,500 as well as the forgiving of an outstanding bridge loan of $10,000. The shares were not issued until January 2020.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	35,087,197	$0.24
Granted	24,829,666	0.11
Exercised	(3,910,000)	0.09
Expired	(4,940,000)	0.10
Outstanding at December 31, 2018	51,066,864	$0.20
Granted	10,250,000	0.10
Exercised	(160,000)	0.10
Expired	(5,510,526)	0.35
Outstanding at September 30, 2019	55,646,337	$0.15

As of September 30, 2019, the weighted-average remaining contractual life of warrants outstanding was 1.24 years (December 31, 2018 – 1.71 years).

As of September 30, 2019, the intrinsic value of warrants outstanding is $1,750 (December 31, 2018 - $711,978).

The table below summarizes warrant issuances during the nine months ended September 30, 2019 and year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Warrants granted:
Board of Directors and Advisory Board service	5,250,000	7,750,000
Private placements	3,750,000	5,312,500
Pursuant to termination agreements	—	5,250,000
Pursuant to financing arrangements	1,250,000	3,810,000
Pursuant to consulting agreements	—	2,000,000
Pursuant to acquisition of Bow Energy Ltd., a related party	—	368,000
Deferred salary – CEO, CFO	—	339,166
Total	10,250,000	24,829,666

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	September 30, 2019	December 31, 2018
Risk-free interest rate	2.39%	2.39%
Expected life	2.0 -3.0 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	274%	274% - 283%

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

10. RELATED PARTY TRANSACTIONS

On August 21, 2019, Jovian, a related party, purchased 4 units of the debt private placement with gross proceeds of $50,000. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at a price of $0.08 per unit. The warrants fair value was determined to be $62,066 via the Black Sholes Option Pricing Model. Consideration for the purchase was provided though a cash payment and the conversion of the related party’s prior notes payable and accrued payables.

On August 21, 2019, Joel Oppenheim, a related party, purchased 4 units of the debt private placement with gross proceeds of $50,000. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at a price of $0.08 per unit. The warrants fair value was determined to be $62,066 via the Black Sholes Option Pricing Model. Consideration for the purchase was provided though a cash payment and the conversion of the related party’s prior notes payable and accrued payables.

On August 21, 2019, American Resources Offshore, Inc., a related party, purchased 2 units of the debt private placement with gross proceeds of $25,000. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock at a price of $0.08 per unit. The warrants fair value was determined to be $31,033 via the Black Sholes Option Pricing Model. Consideration for the purchase was provided though a cash payment and the conversion of the related party’s prior notes payable and accrued payables.

On August 21, 2019, Leo Womack, a related party, purchased 2 units of the debt private placement with gross proceeds of $25,000. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock at a price of $0.08 per unit. The warrants fair value was determined to be $31,033 via the Black Sholes Option Pricing Model. Consideration for the purchase was provided though a cash payment and the conversion of the related party’s prior notes payable and accrued payables.

11. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Canada
Revenue	802,131	652,151	2,356,003	639,433
Production costs	(864,553)	(553,304)	(2,357,872)	(552,599)
Depreciation, depletion, amortization and accretion	(267,769)	(38,355)	(699,504)	(33,201)
Results of operations from producing activities	(330,191)	60,492	(706,745)	53,633

Total long-lived assets	1,389,374	2,537,675	1,389,374	2,615,096

United States
Revenue	32,190	3,025	97,662	69,484
Production costs	(86,526)	(66,228)	(241,957)	(212,926)
Depreciation, depletion, amortization and accretion	(12,047)	(10,038)	(28,140)	(47,106)
Results of operations from producing activities	(66,383)	(73,241)	(167,063)	(190,548)

Total long-lived assets	10,350,677	10,796,719	10,350,677	10,796,719

Total
Revenue	834,321	655,176	2,453,665	708,917
Production costs	(951,079)	(619,532)	(2,599,829)	(765,525)
Depreciation, depletion, amortization and accretion	(279,816)	(48,393)	(727,644)	(80,307)
Results of operations from producing activities	(396,574)	(12,749)	(873,808)	(136,915)

Total long-lived assets	11,740,051	13,411,815	11,740,051	13,411,815

The Company’s revenues are derived from the following major customers:
Customer A	32,190	3,025	97,662	69,484
Customer B	802,131	652,151	2,356,003	639,433
Total	834,321	655,176	2,453,665	708,917

12. REVISION OF PRIOR PERIOD INTERIM FINANCIAL STATEMENTS

While preparing the interim condensed consolidated financial statements for the period ending September 30, 2018, Management identified that it had made an incorrect judgment in accounting for the acquisition of Bow on February 27, 2018. Accordingly, the Company has revised the comparative figures for three months ended September 30, 2018 to reflect this revision. The revision had no impact on the financial statements for the three and nine months ended September 30, 2018 and for the year ended December 31, 2018.

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

The impact of the revision for the three months ended September 30, 2018 is summarized below:

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three months ended September 30, 2018
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

	As at September 30, 2018
	As reported	Adjustment	Revised
Accumulated deficit	$(40,644,427)	$(5,869,367)	$(46,513,794)
Total stockholders’ equity	$19,085,435	$(5,869,367)	$13,216,068

Consolidated Statement of Cash Flows

	Three months ended September 30, 2018
	As reported	Adjustment	Revised
Operating activities
Net loss	$(29,277,038)	$(5,869,367)	$(35,146,405)
Adjustment to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	27,129,963	(27,129,963)	—
Loss on acquisition of Bow Energy Ltd.	$—	$32,999,330	$32,999,330

13. SUBSEQUENT EVENTS

All of the transactions/events mentioned below occurred subsequent to September 30, 2019.

The Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the same NOACK property with Flowtex Energy LLC. (“FT”). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019 and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2019, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company at December 31, 2019 which is included in other current assets. The $400,000 was recorded as a gain on sale of properties.

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

Company President Mark Allen, was issued 1,650,000 common shares for exercising warrants at $0.05 per share with cash proceeds of $82,500.

The Company signed an Executive Salary Payable Agreement with Zel Khan as the Chief Executive Officer. All of Mr. Khan’s previous salary obligation will be satisfied by the issuance of 1,992,272 shares of the Company, within 15 days of the signed agreement.

The Company entered into a promissory note with American Resources for $125,000. The Note bears interest at 10% per annum and is due in full at maturity on June 1, 2020A. In addition, 500,000 shares of common stock were granted in association with the note.

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

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this Report in reference to crude oil or other liquid hydrocarbons;
●	“Boe” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to Nine Mcf of natural gas;
●	“Mcf” refers to a thousand cubic feet of natural gas;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012, we drilled and completed Nine (6) oil wells. During 2013, the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014, the Company drilled seven (7) new wells. In 2015, Nine (6) of the wells were completed, five (5) wells produced, one (1) did not produce, and one (1) well was not completed. During 2016, the Company had three (3) wells producing, ten (10) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed. During 2017, the Company had four (4) wells producing, ten (10) wells to workover, with one (1) injection well, and one (1) well not completed. During 2018, the Company had Nine (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed. During 2019 to date, the Company had Nine (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed.

On November 1, 2018, the Company entered into a Purchase and Sale Agreement (“PSA”) with Crossroads Petroleum L.L.C. and Houston Gulf Energy (“HGE”) to sell 100% working interest in the NOACK field assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement included customary indemnification obligations of the parties. HGE agreed to pay $375,000 for the NOACK Assets plus $5,000 per month, on a month-to-month basis, until they are granted official operatorship by the Railroad Commission, the payment plan was as follows: (a) a $13,500 deposit which was made on October 12, 2018; (b) $121,500 which was paid on November 7, 2018, (c) $60,000 which was paid on February 8, 2019; (d) $65,000 which was paid on February 28, 2019; and (e) $125,000 which was due September 30, 2019 and was not paid. The sale had an effective date of November 1, 2018. Until paid in full, the Company maintained a secured lien against the assets sold which could be foreclosed upon after a 30-day cure period. The Company recognized impairment on the property of $2,322,255 on September 30, 2018, to write it down to its sale price. Upon sale, the Company derecognized the cost and accumulated depletion and impairment with no gain or loss and removed the carrying value of the ARO of $246,263 from the cost pool of the United States properties.

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

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended September 30, 2019 was $834,321, an increase of $179,145 from the three months ended September 30, 2018. A total of $149,980 of the increase was attributable to the new operations associated with the Canadian Properties which were acquired after September 30, 2018. Revenues associated with our U.S. properties totaled $32,190.

Our oil and gas revenue reported for the nine months ended September 30, 2019 was $2,453,665, an increase of $1,744,748 from the nine months ended September 30, 2018. A total of $1,501,141 of the increase was attributable to the new operations associated with the Canadian Properties which were acquired after September 30, 2018. Revenues associated with our U.S. properties totaled $97,662.

Operating Expenses

Operating expenses decreased by $2,065,830, to $1,637,723 for the three-month period ended September 30, 2019, compared to $3,703,553 for the three months ended September 30, 2018. Operating expenses increased primarily over the comparative period due a property impairment of $2,322,255 in 2018 with no comparative impairment in 2019. In addition, there was a significant increase of $330,683 in lease operating expenses, a $231,423 increase in depreciation, depletion and amortization expense, all related to the acquisition of the Canadian properties on June 29, 2018.

Operating expenses decreased by $2,531,270, to $4,475,428 for the nine-month period ended September 30, 2019, compared to $7,006,698 for the nine months ended September 30, 2018. Operating expenses decreased primarily over the comparative period due the loss related to the acquisition/disposition of Bow Energy Ltd. In addition, operating expenses decreased due to the impairment of oil and gas properties of $2,322,255 in 2018 only. This was offset by an increase in lease operating expense of $1,832,946 and an increase of $647,337 in depreciation, depletion and amortization, due to the new Canadian properties.

Other income (expense)

The Company incurred a net other expense balance of $67,759 for the three-month period ended September 30, 2019, compared to a net other income balance of $3,630,221, for the three-month ended September 30, 2018. This decrease was primarily due to the $3,679,776 income item related to the correction of an accounting error related to a prior period, in connection with the acquisition of Bow Energy Ltd. This net income was offset by a $260,162 prior period loss on extinguishment of debt. Both the income and offset only incurred in the three months ended September 30, 2018.

Foreign exchange loss increased by $15,378, to $17,153 for the three-month period ended September 30, 2019, compared to $1,775 for the three months ended September 30, 2018. The decrease resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

The Company incurred a net other income balance of $197,060 for the nine-month ended September 30, 2019, compared to an other expense balance of ($29,837,711) for the nine-month ended September 30, 2018. This increased expense was primarily due to a recognition of a loss of ($29,319,554) related to the acquisition/disposition of Bow Energy Ltd. No such expense was incurred in the three months ended September 30, 2019. This change was offset by a net income amount of $280,000 related to a forfeited deposit related to the sale of the Noack property.

Net Income (Loss)

Net loss for the three months ended September 30, 2019 was $871,161, compared to a net income of $581,844 for the three months ended September 30, 2018. The primary reason for the decrease in net income is due to the correction of an accounting error related to a prior period and an offsetting impairment, in connection with the acquisition of Bow Energy Ltd..

Net loss for the nine months ended September 30, 2019 was $1,824,703, compared to a net loss of $36,135,492 for the nine months ended September 30, 2018. The primary reason for the decrease in net income is due to the 2018 loss related to the acquisition/disposition of Bow Energy Ltd. as well as a 2018 impairment on oil and gas properties.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2018 to September 30, 2019.

As of September 30, 2019, we had total current assets of $306,343 and total assets of $12,818,296. Our total current liabilities as of September 30, 2019 were $3,253,699 and our total liabilities as of September 30, 2019 were $6,459,930. We had negative working capital of $2,947,356 as of September 30, 2019.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $2,753,682 along with accounts payable and accrued liabilities, including amounts due to related parties, mainly consisting of accrued officer salaries of $1,048,270, in addition to asset retirement obligations of $1,649,451 (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

Net cash used in operating activities was $473,386 and $618,299 for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to the Company’s net loss, as well as a deposit made to fund a future acquisition, and the defaulted previous sale of the NOACK property.

Net cash used by investing activities was $276,902 and $932,660 for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to the funds used to acquire the Canadian Properties with an offset due to the sale of the NOACK properties.

Net cash provided by financing activities was $1,011,509 and $1,535,650 for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily due to new $750,000 notes payable by a third-party. (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations). In addition, there was $150,000 increase in related party bridge loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

As of September 30, 2019, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective. Such disclosure controls and procedures were deemed ineffective due to material weaknesses in connection with disclosure and related issues associated with related party transactions involving the Company and its officers and directors, and recording, presentation and disclosure issues associated with acquisition transactions.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q filing is being filed well past the due date. As of the date of this filing, we are deficient in filing our quarterly reports on Form 10-Q for the calendar year 2020. Shareholders may have less information to determine the value of our common stock if we fail to timely make filings with the SEC and/or fail to make such filings with the SEC. Our securities may be trading higher, or lower, than they would be if current information regarding our financial condition and results of operations was publicly available.

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
Paul M. Deputy
Interim Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 – Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	12/30/2017	000-52690
10.02	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	12/30/2017	000-52690
10.03	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.04	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.05	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.06	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.6	3/31/2018	000-52690
10.07	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.7	3/31/2018	000-52690
10.08	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.1	7/6/2018	000-52690
10.09	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.2	7/6/2018	000-52690
10.10	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.3	7/6/2018	000-52690
10.11	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.1	9/5/2018	000-52690
10.12	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.2	9/5/2018	000-52690
10.13	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.3	9/5/2018	000-52690
10.14	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.4	9/5/2018	000-52690

10.15	Form of 12% Bridge Note – 2018		8-K	10.5	9/5/2018	000-52690
10.16	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	9/30/2018	000-52690
10.17	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	9/30/2018	000-52690
10.18	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	9/30/2018	000-52690
10.19	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-K	10.46	12/31/2018	000-52690
10.20	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2018		10-K	10.47	12/31/2018	000-52690
10.21	$125,000 Loan Agreement, dated January 15, 2019 entered into with Arshad M. Farooq		10-Q	10.21	06/30/2019
10.22	Employment Agreement - Mark Allen dated September 1, 2020		8-K	10.21	09/1/20
10.23	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.22	06/30/2019
10.24	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.23	06/30/2019
10.25	Executive Salary Payable Agreement – Mark Allen dated March 30, 2021		10-Q	10.24	06/30/2019
10.26	Debt to Equity Conversion Agreement – Mark Allen dated March 30, 2021		10-Q	10.25	06/30/2019
10.27	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.26	06/30/2019
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Policy		10-Q	14.4	06/30/2019
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	2/25/2019	000-52690
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.2	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

