Form 10-K
period 2019-12-31
Petrolia Energy Corp
filed 2021-05-27
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019 was approximately $6,202,203.

As of May 26, 2021, the registrant had 176,991,222 outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

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

LEASE. Full or partial interests in an oil and gas lease, authorizing the owner thereof to drill for, reduce to possession and produce oil and gas upon payment of rentals, bonuses and/or royalties. Oil and gas leases are generally acquired from private landowners and federal and state governments. The term of an oil and gas lease typically ranges from three to ten years and requires annual lease rental payments. If a producing oil or gas well is drilled on the lease prior to the expiration of the lease, the lease will generally remain in effect until the oil or gas production from the well ends. The owner of the lease is required to pay the owner of the leased property a royalty which is usually between 12.5% and 25% of the gross amount received from the sale of the oil or gas produced from the well.

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

SHUT-IN WELL. A well which is capable of producing oil or gas, but which is temporarily not producing due to mechanical problems or a lack of market for the well’s oil or gas.

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

Please see above the “Glossary of Oil and Gas Terms”, for a list of abbreviations and definitions used throughout this report.

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

Effective September 2, 2016, we formally changed our name to Petrolia Energy Corporation and moved the corporation from Colorado to Texas, pursuant to the filing of a Statement of Conversion with the Secretary of State of Colorado and a Certificate of Conversion with the Secretary of State of Texas, authorized by the Plan of Conversion which was approved by our stockholders at our April 14, 2016, annual meeting of stockholders, each of which are described in greater detail in the Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on March 23, 2016. In addition to the Certificate of Conversion filing, we filed a Certificate of Correction filing with the Secretary of State of Texas (correcting certain errors in our originally filed Certificate of Formation) on August 24, 2016.

Plan of Operation

Since 2015, we have established a strategy to acquire, enhance and redevelop high-quality, resource in place assets. As of 2018, the Company has been focusing on strategic acquisitions in western Canada while actively pursuing the strategy to execute low-cost operational solutions, and affordable technology. We believe our conventional, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued oil production growth and future revenue growth.

Our strategy is to acquire and operate low risk, conventionally producing oil fields. This strategy allows us to incorporate new technology to minimize risk and maximize the recoverability of existing reservoirs. This approach allows us to reduce the environmental impact caused by exploratory development.

Our growth related activities will primarily be dependent upon oil prices and available financing.

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

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company for the aggregate value of $50,000.

The Company plans to engage in the oil field service business in the U.S. and Canada while researching various enhanced oil recovery (EOR) technologies and methods which it can use for the benefit of the Company’s oil fields.

Bow Energy Ltd., a related party

On February 27, 2018, we acquired all of the issued and outstanding shares in Bow Energy Ltd., which has contracts covering a total land position in Indonesia of 948,029 net acres, as described in greater detail below.

On August 31, 2018, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement with Blue Sky Resources Ltd. (“Blue Sky” and the “Exchange Agreement”) to sell Bow Energy Ltd while retaining a 20% interest in Bow’s subsidiary, Bow Energy International Holdings Inc. (“BEIH”). The Chief Executive Officer of Blue Sky is Ilyas Chaudhary, the father of Zel C. Khan, the Company’s Chief Executive Officer.

The acquisition of Bow in February 2018 and the disposition of Bow in September 2018 are each discussed in greater detail in “Note 4. Acquisition of Bow Energy Ltd., a Related Party” and “Note 5. Disposition of Bow Energy Ltd., a Related Party”, in the consolidated audited financial statements included herein.

In connection with the closing of the Exchange Agreement, the Company cancelled shares of common stock previously held by Blue Sky (and affiliates) and returned such shares to the status of authorized but unissued shares of common stock. The 70,807,417 shares returned to treasury were subsequently cancelled including any outstanding warrants.

Canadian properties – Luseland, Hearts Hill and Cuthbert fields

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

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky to obtain the rights to acquire an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000. Funding for this additional interest came by borrowing against the LOC with Jovian Petroleum Corporation.

The following table shows our producing wells, developed acreage, and undeveloped acreage as of December 31, 2019, for the Oklahoma, New Mexico and Alberta/Saskatchewan properties:

State/Province	Productive Wells			Developed Acreage		Undeveloped Acreage (1)
	Gross		Net	Gross	Net	Gross	Net
Oklahoma	101	(2)	7	2,604	1,050	0	0
New Mexico	58	(3)	0	3,864	0	0	0
Alberta/Saskatchewan	252		186	41,526	19,766	21,760	21,760

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

(2)	Represents seven (7) wells that were worked-over and capable of producing oil.

(3)	The field was shut in for repairs and remediation work for the majority of 2019.

The following table shows the status of our gross acreage as of December 31, 2019, for the Oklahoma, New Mexico and Alberta/Saskatchewan properties:

State/Province	Held by Production	Not Held by Production
Oklahoma	2,604	—
New Mexico	3,864	—
Alberta/Saskatchewan	41,526	—

Leases on acres that are Held by Production remain in force so long as oil or gas is produced from one or more wells on the particular lease. Leased acres that are not held by Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time that oil or gas is produced from one or more wells drilled on the leased acreage. At the time oil or gas is produced from wells drilled on the leased acreage, the lease is considered to be Held by Production.

Proved Reserves

Below is a table that provides historical average sales price per barrel and average production cost per barrel by geographical location and by year, for the last three (3) fiscal years.

	Average Sales Price (per Bbls) ($)	Average Production Cost (per Bbls) ($)	Oil Production (Bbls)
Oklahoma
2017	32.51	133.25	885
2018	45.55	3,341.49	31
2019	(1)	(1)	(1)
New Mexico
2017	39.08	251.23	464
2018	48.87	1,146.90	106
2019	(1)	(1)	(1)
Alberta/ Saskatchewan
2018	22.27	24.56	50,765
2019	37.62	30.71	91,917

(1)	Note that in 2019, no sales or production occurred for the Oklahoma and New Mexico properties.

Below are estimates of our cumulative net proved reserves of all fields, as of December 31, 2019, net to our interest. Our proved reserves are located in Oklahoma, New Mexico and Canada.

Estimates of volumes of proved reserves at December 31, 2019 are presented in barrels (Bbls) for oil and, for natural gas, in thousands of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved:
Developed	1,688,437	31,600
Undeveloped	112,020	—
Total	1,800,457	31,600

●	Bbl - refers to one barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.
●	Mcf - refers to one thousand cubic feet.
●	A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first day-of-the-month price for oil and gas during the twelve-month period ended December 31, 2019. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$95,308,110
Deductions (including estimated taxes)	$(32,401,530)
Future net cash flow	$62,906,580
Discounted future net cash flow	$25,824,730

MKM Engineering prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests in the United States and Canada as of December 31, 2019. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the 2019 reserve report. Ms. Mudrone has more than 25 years of practical experience in the estimation and evaluation of petroleum reserves. MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2019 in those cases where such data was considered to be definitive.

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

Government Regulation

Various state, province and federal agencies regulate the production and sale of oil and natural gas. All states and provinces in which we plan to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

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

Employees

As of December 31, 2019, we have four (4) full-time employees and no part-time employees. As of May 10, 2021, the Company has (3) three full-time employees an no part-time employees.

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

Capital Requirements

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

Commodity Prices

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

The price of West Texas Intermediate (“WTI”) crude oil has impacted all oil and gas producers to varying degrees depending on hedging strategies and debt obligations. The 2019 WTI price decreased to an average of $56.99 per barrel

Accounting Rules

Accounting rules applicable to us require that we periodically review the carrying value of our oil properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we could be required to write down the carrying value of our oil and natural gas properties. Such write-downs constitute a non-cash charge to earnings. Impairment of proved properties under our full cost oil accounting method is largely driven by the present values of future net revenues of proved reserves estimated using SEC mandated 12-month un-weighted first-day-of-the-month commodity prices. No assurance can be given that we will not experience ceiling test impairments in future periods, which could have a material adverse effect on our results of operations in the periods taken. As a result of lower oil prices, we may also reduce our estimates of the reserve volumes that may be economically recovered, which would reduce the total value of our proved reserves.

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

Reserve Replacement

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

Regulatory Requirements

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

Drilling and Well Completion Success

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

Acquisition Success

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

Capital Deployment Risk

Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which precludes us from definitively predicting the costs involved and time required to reach certain objectives. The budgeted costs of planning, drilling, completing, and operating wells are often exceeded, and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spud, we may incur significant geological and geophysical (seismic) costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.

If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to predict in advance of drilling and testing whether any location will yield oil or natural gas in sufficient quantities to recover exploration, drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from the well or abandonment of the well. Whether a well is ultimately productive and profitable depends on a number of additional factors, including the following: general economic and industry conditions, including the prices received for oil and natural gas; shortages of, or delays in, obtaining equipment, including hydraulic fracturing equipment, and qualified personnel; potential drainage by operators on adjacent properties; loss of or damage to oilfield development and service tools; problems with title to the underlying properties; increases in severance taxes; adverse weather conditions that delay drilling activities or cause producing wells to be shut down; domestic and foreign governmental regulations; and proximity to and capacity of transportation facilities. If we do not drill productive and profitable wells in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

Economic Uncertainty

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

Cash Management

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

Terrorist Attack

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

Production Goodwill

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

Technology and Innovation

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

Consumer Confidence

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

Alternative Energy

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

Reserve Valuation

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

Future Regulations

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

Employee Retention

To a large extent, we depend on the services of our senior management. The loss of the services of any of our senior management, could have a negative impact on our operations. We do not maintain or plan to obtain for the benefit of the Company any insurance against the loss of any of these individuals.

Equity Dilution

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

Illiquid and Volatile Equity Environment

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

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd., Suite 500, Houston, Texas 77024.

At December 31, 2019 we terminated our sublease of office space and entered into an executive office sharing agreement which allows the Company to use approximately 800 square feet of work space, on an as needed basis.

The Company’s oil and gas properties are described under “Item 1. Business”, above, and below under “Note 16. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited)” in the consolidated audited financial statements attached hereto.

ITEM 3. LEGAL PROCEEDINGS.

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “BBLS” on the OTC Pink Sheet market operated by OTC Markets Group.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low sales prices for our common stock for the periods indicated as reported by the OTC Pink Sheet market operated by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2019	$0.140	$0.065
June 30, 2019	$0.108	$0.040
September 30, 2019	$0.087	$0.055
December 31, 2019	$0.090	$0.035

Quarter Ended	High	Low

March 31, 2018	$0.450	$0.080
June 30, 2018	$0.100	$0.050
September 30, 2018	$0.220	$0.060
December 31, 2018	$0.130	$0.080

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

Holders of Our Common Stock

As of December 31, 2019, we had 164,548,726 outstanding shares of common stock and approximately 279 shareholders of record. As of May 10, 2021, we had 176,991,222 outstanding shares of common stock and approximately 274 shareholders of record.

Preferred Stock

Our Certificate of Formation authorizes our Board of Directors to issue up to 1,000,000 shares of preferred stock. The provisions in the Certificate of Formation, relating to the preferred stock, allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of December 31, 2019, there are 199,100 preferred shares are outstanding with 25 preferred shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2019, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan Category	Number of securities to issue upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders (1)	—	N/A	40,000,000
Equity compensation plans not approved by shareholders	57,043,837	$0.16 per share	—
Total	57,043,837	$0.16 per share	40,000,000

(1)	The Company’s 2015 Stock Incentive Plan, as amended (the “Plan”) provides for up to 40,000,000 of awards. At present, no shares have been issued from the Plan.

Recent Sales of Unregistered Securities

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

All shares granted for goods or services and settlement of liabilities during the year ended December 31, 2019, and through the date of the filing of this Report were valued based on the fair value of the shares issued.

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

Results of Operations

Revenues

Revenue for the year ended December 31, 2019 was $2,916,734, an increase of $1,743,674 from the prior year. The increase was primarily due to $2,827,877 in revenue from the Company’s Canadian Properties with an additional increase in revenue of $34,080 from the Company’s United States properties. The increase in revenue for the U.S. properties, specifically the Noack properties, was due to the Company’s effective work-over programs that accommodate new enhanced oil recovery methods.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $5,985,991, a decrease of $3,269,640 from the prior year. This was primarily due to the absence of an impairment of oil and gas properties in 2019 compared to 2018. In addition, there was a decrease of $3,415,180 in general and administrative expenses, resulting primarily from a decrease in stock compensation expense from 2018.

Other Income/Expenses

Other income/expenses for the year ended December 31, 2019 were $178,359, a increase of $30,124,398 from the prior year. The primary cause for the increase was the $29,319,554 loss on the disposition of Bow Energy recognized in 2018. In addition, a $280,000 gain was recognized in 2019 on the re-sale of the Noack property. These two year over year increases were offset somewhat by a $122,280 increase in interest expense due to the issuance of new credit notes.

Net Loss

The net loss for the year ended December 31, 2019 was $2,890,898, compared to net loss of $38,028,610 for the year ended December 31, 2018, a decrease of $35,137,712 from the prior year for the reasons described above, primarily the BOW sale.

Liquidity and Capital Resources

As of December 31, 2019, we had total current assets of $174,708 and total assets of $12,569,851. Our total current liabilities as of December 31, 2019 were $3,991,901 and our total liabilities were $7,183,312. We had negative working capital of $3,817,193 as of December 31, 2019.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include asset retirement obligations of $1,723,364, accrued liabilities and related party accrued liabilities of $1,731,455, notes payable of $2,097,078 and related party notes payable of $983,291.

Operating activities used $845,719 in cash for the year ended December 31, 2019. Our net loss of $2,890,898 was the main component of our negative operating cash flow, partially offset by an increase in accounts payable of $333,375 and an increase in accrued liabilities of $513,681.

Net cash used by investing activities for the year ended December 31, 2019 was $449,055, which was due to escrow funds of $944,055 being released for an upcoming Canadian property purchase. This funds use was offset by the initial sale, as well as the subsequent sale, of the Noack property for a cumulative total of $495,000.

Cash provided by financing activities during the year ended December 31, 2019 was $1,542,346 and consisted primarily of $1,225,000 of proceeds from notes payable, $797,793 of proceeds from related party advances. This was partially offset by $558,726 of repayments of related party notes payable.

During the year ended December 31, 2019, the Company operated at a negative cash flow from operations of approximately $10,000 per month and our auditors have raised a going concern in their audit report as contained herein. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $2,000,000. The sale of the NOACK field and the addition of the revenue from our 28% ownership of the Canadian Properties has enhanced cashflow and allowed the Company to allocate funds for SUDS and TLSAU development plans. The Company has resumed workover activities at SUDS and expects progress to continue past the 1st Quarter of 2020, funding permitting.

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

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects. During calendar year 2021, oil prices have trended upward to approximately $65.00 per barrel.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $52,489,891 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2019.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, and the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting. These factors led to certain adjustments which have been reflected in our audited financial statements. These weaknesses are not uncommon in a company of our size due to personnel and financial limitations.

Management is committed to remediating the identified material weakness in a timely manner, with appropriate oversight from our Audit Committee. During the remainder of the year, we intend to work to remediate the material weaknesses identified above, which is expected to include (i) the addition of accounting and financial personnel with experience in the implementation of accounting principles generally accepted in the United States of America and SEC reporting requirements, funding permitting, (ii) the engagement of accounting consultants on a limited-time basis to provide expertise on specific areas of the accounting literature, (iii) the modification to our accounting processes and enhancement to our financial controls, and/or (iv) the hiring of an independent consulting or accounting firm to review and document our internal control system to ensure compliance with COSO. However, our current financial position could make it difficult for us to undertake the planned remediation steps outlined above.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement was for a period of 6 months and could be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest is calculated on a basis of a 360-day year and charged for the actual number of days elapsed. On December 31, 2019, the due date of the LOC was extended until December 31, 2021.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2019.

Name	Age	Position	Director/Officer Since
Zel C. Khan	47	Chief Executive Officer and Director	April 2016
Leo Womack	77	Director	August 2014
Joel Oppenheim	77	Director	June 2015
James Edward Burns	51	Chairman	April 2017
Saleem Nizami	69	Director	April 2017
Ivar Siem	74	Director	April 2018
Richard Dole	75	Director	October 2018

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

Leo Womack has over 40 years of experience in advising and serving as Director of small micro-capitalization public and private companies. Mr. Womack has been the President of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986. For more than five (5) years, from March 1986 to the present, Mr. Womack has been and continues to be employed as the President of Gulf Equities Realty Advisors Inc. He has been the Chairman of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996. From 1969 to 1978, he was the managing partner of a local and later national CPA firm. He has served on the Board and as Chairman of the Houston Angel Network and on National Committees of the Angel Capital Association. Prior to its acquisition by ITT Corporation in 2010, he served as a board member and the audit committee chair for OI Corporation (NASDAQ:OICO). Mr. Womack continues to serve on the Boards of Directors of five early-stage companies that he or his Family Trust have invested in. Mr. Womack earned a Bachelor of Business Administration in Accounting from Texas A&M University-Kingsville in 1965 and holds a Series 7 Securities License. Mr. Womack is also a licensed Certified Public Accountant (CPA).

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

Richard Dole has served as Chief Executive Officer of RDD Consulting, LLC since April 2015. He served as President and CEO (beginning in 2008) and as a director of the Double Eagle Petroleum Co. (Double Eagle) from 2005 to March 2014. Mr. Dole also served as Chairman, President and CEO of Petrosearch Energy Corporation from 2004 until August 2014, when Petrosearch was merged with Double Eagle. Mr. Dole previously served as Vice President and Chief Financial Officer for Burlington Resources International from 1998-2000. Mr. Dole was employed by PricewaterhouseCoopers (formerly Coopers & Lybrand) where he served as Assurance and Business Advisory Partner for nearly 20 years. He was also the National Partner-in-Charge of Business Process Solutions at KPMG from 1995-1998. He graduated from Colorado State University with a degree in business and was a business school commencement speaker as Alumni of the Year.

On September 1, 2020, Mark Allen was appointed President. Additionally, on February 1, 2021, Paul Deputy was appointed interim CFO.

On July 13, 2020, the following Board members resigned: Joel Oppenheim, Richard Dole and Saleem Nizami. On September 16. 2020 Zel Khan resigned as a board member but remined as Chief Executive Officer.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Burns serves as Chairman and Mr. Khan serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the members of our Board (currently Mr. Burns as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Board of Directors Meetings

The Company had ten (10) official meetings of the Board of Directors during the fiscal year 2019 and nine (9) during the previous fiscal year ending December 31, 2018. All directors attended at least 75% of the meetings of the Board of Directors and meetings of Committees of the Board of Directors, for committees on which they served. The Company has not adopted a policy requiring its directors to attend its annual meeting. The Company’s majority shareholders took action via written consent during fiscal 2019, in lieu of a meeting of shareholders.

Hedging, Clawbacks and Insider Trading Policies

The Company does not currently hedge any oil and gas products.

Insider trading includes the trading of our stock and options (put and call), based on material, non-public information about the Company. The Company prohibits any insider trading shares based on insider information and could be exposed to potential civil and/or criminal penalties. It also prohibits the sharing of that information with other non-insider individuals. This policy applies to the purchase/sale of common stock and preferred stock. The Company prohibits the trading of options at any time, irrespective of stock trading restrictions. This policy applies to all directors, officers, employees and consultants of the Company, as well as their family members. This policy imposes special additional temporary trading restrictions applicable to directors and officers of the Company.

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

The Audit Committee Charter is filed as Exhibit 99.3 to the Form 8-K filed on May 24, 2018.

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

The Compensation Committee was formed on May 21, 2018.

The Compensation Committee Charter is filed as Exhibit 99.4 to the Form 8-K filed on May 24, 2018.

On July 13, 2020, when Joel Oppenheim resigned as Chairman, James Burns replace him as Chairman of the Compensation Committee.

Nominating and Corporate Governance Committee

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

The Nominating and Governance Committee was formed on May 21, 2018.

The Nominating and Governance Committee Charter is filed as Exhibit 99.5 to the Form 8-K filed on May 24, 2018.

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

Our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Corporate Secretary, 710 N. Post Oak Rd., Suite 500, Houston, Texas 77024, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Code of Conduct

We have adopted a Code of Ethical Business Conduct (“Code of Conduct “) that applies to all of our directors, officers and employees.

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

Based solely upon a review by us of Forms 3 and 4, relating to fiscal year 2018 as furnished to us under Rule 16a-3(d) under the Securities Act, and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2018, we believe that during fiscal 2018, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2018, except for: (i) James E. Burns, who inadvertently failed to timely file five Form 4s to report 12 transactions on Form 4; (ii) Leo Womack, who inadvertently failed to timely file two Form 4s to report seven transactions on Form 4; (iii) Joel Oppenheim, who inadvertently failed to timely file four Form 4s to report 19 transactions on Form 4; (iv) Tariq Chaudhary, who inadvertently failed to timely file one Form 4 to report one transaction on Form 4; (v) Ivar Siem, who inadvertently failed to timely file three Form 4s to report 20 transactions on Form 4; (vi) Quinten Beasley, who inadvertently failed to timely file two Form 4s to report four transactions on Form 4; (vii) Richard Dole, who inadvertently failed to timely file two Form 4s to report four transactions on Form 4; and (viii) Zel C. Khan, who inadvertently failed to timely file one Form 4 to report seven transactions on Form 4.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer (PEO) or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and who were paid more than $100,000 of total compensation; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2019 and December 31, 2018:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option and Warrant Awards (4)	All Other Compensation (5)	Total
Zel Khan (Principal Executive Officer) (6)	2019	$—	$—	$—	$67,622	$—	$67,622
	2018	$10	$—	$—	$100,851	$—	$100,861

Horacio Alfredo Fernandez (Interim Principal Financial and Accounting Officer) (7)	2019	68,000	—	—	—	—	68,000
	2018	68,000	—	—	—	—	68,000

Tariq Chaudhary (Principal Financial and Accounting Officer) (8)	2019	—	—	—	—	—	—
	2018	77,500	—	50,000	—	—	127,500

James E. Burns (President) (9)	2019	71,000	—	—	67,622	18,788	157,410
	2018	29,167	—	215,000	252,731	—	496,898

Paul Deputy (Principal Financial and Accounting Officer) (10)	2019	—	—	—	—	—	—
	2018	5,833	—	—	111,569	—	117,402

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of base salary (cash and non-cash) earned. Executive salaries in 2018 were accrued but not paid, except $5,833 paid to Mr. Deputy, included in the $140,000 total salary.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options and warrants granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	Zel C. Khan was appointed as President and Chief Executive Officer of the Company, on March 1, 2015.
(7)	Horacio Alfredo Fernandez was appointed as interim Chief Financial Officer on October 31, 2018. He resigned on March 20, 2020
(8)	Tariq Chaudhary was appointed as Chief Financial Officer on January 16, 2018 and resigned on October 31, 2018. On May 22, 2018, Tariq Chaudhary received 500,000 shares of common stock in consideration for agreeing to serve as Chief Financial Officer of the Company.
(9)	On April 19, 2018, James E. Burns received warrants to purchase 3,000,000 shares of common stock and 2,000,000 shares of restricted common stock pursuant to a termination agreement and his cessation as Chief Executive Officer. In 2019, $71,000 was accrued related to director compensation. The Company also paid $18,788 to provide his health insurance, pursuant to his termination agreement.
(10)	Appointed as Chief Financial Officer July 1, 2016 and resigned as Chief Financial Officer on January 16, 2018. On March 31, 2018, Paul Deputy received warrants to purchase 250,000 shares of common stock pursuant to a termination agreement and his cessation as Chief Financial Officer.

Paul Deputy was re-appointed Interim Chief Financial Officer as of February 1, 2021.

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

The following shows the amount of time Mr. Khan expects to devote to our business:

Name	Percent

Zel C. Khan	100%

James E. Burns (Former President)

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

Mark Allen (President)

On September 1, 2020, the Board of Directors approved a contractual Employment Agreement between the Company and Mark Allen to appoint him as the new President of the Company. Mr. Allen’s contract term is 6 months, with a cash payment of $90,000 in equal monthly installments of $15,000, including an option to extend. In addition, Mr. Allen is due to receive incentive compensation of 2,000,000 shares of common stock (1,000,000 at signing and the remaining at the end of the contract period). He also is to receive 1,000,000 warrants at $0.08 per share that expire in 36 months and vest over a two-year period.

Director Compensation

The table below summarizes all compensation of our directors for the year ended December 31, 2019, other than Mr. Khan, whose compensation is included in the executive compensation table above:

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2)	Option and Warrant Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total ($)
James E. Burns	$71,000	(4,5)	$—	$67,622	$—	$—	$18,788	(5)	$157,410
Leo Womack	—		—	67,622	—	—	—		67,622
Joel Oppenheim	—		—	67,622	—	—	—		67,622
Quinten Beasley	—		—	—	—	—	—		—
Saleem Nizami	—		—	67,622	—	—	—		67,622
Richard Dole	—		—	67,622	—	—	—		67,622
Ivar Siem	$—		$—	$67,622	$—	$—	$—		$67,622

The notes below summarizes all compensation of our directors for the year ended December 31, 2019.

(1)	Fees earned due to retainers, meetings, committees and chairman services. These fees were not paid in cash to date but were accrued.
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	The fair value of warrants granted computed in accordance with ASC 718 on the date of grant.
(4)	Includes $65,000 which was accrued and not paid for salary and $6,000 which was accrued and not paid for fees.
(5)	Payment for health insurance benefits was included in James Burns employment agreement.

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

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 710 N. Post Oak Rd., Suite 500, Houston, Texas 77024.

	Number of Common Stock Shares (1)		Percent of Common Stock (2)	Number of Series A Convertible Preferred Stock Shares	Percent of Series A Convertible Preferred Stock (2)	Total Beneficial Ownership	Percent of Total Voting Shares (3)
Named Executive Officers and Directors
Zel C. Khan	3,800,100	(4)	1.7%	—	—%	3,800,100	1.6%
Joel Oppenheim	16,534,206	(5)	7.5%	20,490	16.4%	17,997,786	7.6%
Leo Womack	7,993,896	(6)	3.6%	8,400	6.7%	8,593,900	3.6%
James E. Burns	14,474,566	(7)	6.5%	16,400	13.2%	15,646,002	6.6%
Saleem Nizami	2,712,500	(8)	1.2%	—	—%	2,712,500	1.2%
Ivar Siem	5,458,334	(9)	2.5%	—	—%	5,458,334	2.3%
Richard Dole	2,687,500	(10)	1.2%	—	—%	2,687,500	1.2%
All Named Executive Officers and Directors as a Group (7 persons)	53,661,102		24.2%	45,290	22.7%	56,896,121	24.1%

5% Stockholders
Common Stock
Quinten Beasley (12)	67,373,225	(12)	30.4%	24,410	19.6%	69,116,807	29.3%

Series A Convertible Preferred Stock
Rick Wilber (13)	4,050,000		1.8%	55,000	44.1%	7,978,595	3.4%

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Also under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Not including shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by each holder.

(2)	Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 164,548,726 shares of common stock and 199,100 shares of Series A Convertible Preferred Stock issued and outstanding as of the Date of Determination. The Series A Preferred Stock (and accrued and unpaid dividends thereon) are convertible into shares of common stock of the Company on a 71.429-for-one basis. The Series A Preferred Stock includes a blocker prohibiting the conversion of the Series A Preferred Stock into common stock of the Company, if upon such conversion/exercise the holder thereof would beneficially own more than 4.999% of the Company’s then outstanding common stock, provided such limitation shall not apply in the event of an automatic conversion of the Series A Preferred Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation also limits the voting rights of any holders of the Series A Preferred Stock, the effects of which have been reflected in the table above. The Beneficial Ownership Limitation may be waived by any holder with 61 days prior written notice to the Company.

(3)	Includes all shares of common stock beneficially owned by each named person, all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to the named person, and all shares of common stock issuable upon conversion of Series A Preferred Stock held by the named person, subject to the Beneficial Ownership Limitation.

(4)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Khan, which have vested or which will vest within 60 days of the Date of Determination.

(5)	Includes all shares of common stock beneficially owned by Mr. Oppenheim, all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Oppenheim, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Oppenheim, subject to the Beneficial Ownership Limitation.

(6)	Includes all shares of common stock beneficially owned by Mr. Womack and the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Womack and the Trust, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Womack and the Trust, subject to the Beneficial Ownership Limitation.

(7)	Includes all shares of common stock beneficially owned by Mr. Burns, all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Burns, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Burns, subject to the Beneficial Ownership Limitation.

(8)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Nizami, which have vested or which will vest within 60 days of the Date of Determination.

(9)	Includes all shares of common stock beneficially owned by Mr. Siem and American Resources Offshore Inc. (“American Resources”) and all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Siem and American Resources. Mr. Siem is deemed to beneficially own the securities held by American Resources due to his position as Director and CEO of American Resources.

(10)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Dole, which have vested or which will vest within 60 days of the Date of Determination.

(11)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Fernandez, which have vested or which will vest within 60 days of the Date of Determination.

(12)	Address: 710 N. Post Oak Rd., Suite 500, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Beasley, Critical Communication LLC (“Critical”) and Jovian Petroleum Corporation (“Jovian”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Beasley, Critical and Jovian, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Beasley, Critical and Jovian, subject to the Beneficial Ownership Limitation. Mr. Beasley is deemed to beneficially own the securities held by Critical due to his position as Managing Director of Critical. Mr. Beasley is deemed to beneficially own the securities held by Jovian due to his position as CEO of Jovian.

(13)	Address: 10360 Kestrel Street, Plantation, Florida, 33324.

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

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. The LOC currently has a term through December 31, 2020.

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

On October 17, 2018, 2,000,000 shares of common stock with a fair value of $256,000 were granted to a company controlled by a former director Quinten Beasley, Critical Communication LLC, pursuant to a separation agreement and his resignation as a member of the Board of Directors. Furthermore, warrants to purchase 2,000,000 shares of common stock with a fair value of $244,429 were granted. Each warrant is exercisable into shares of common stock at an exercise price of $0.10 per share and has a contractual life of two years. The warrants were valued using the Black-Scholes Option Pricing Model.

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

Director Independence

Our common stock is quoted for trading on the OTC Pink Sheet market operated by OTC Markets Group and we are not required to have independent members of our Board of Directors pursuant to OTC Pink Sheet market rules. Notwithstanding that we currently consider Leo Womack, Joel Oppenheim, Saleem Nizami, Ivar Siem and Richard Dole as independent directors.

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

	Year Ended December 31,
	2019	2018

Audit Fees	$36,500	$95,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$36,500	$95,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Form 10-Q reports. Prior to contracting with M&K to render audit or non-audit services, each engagement was approved by our directors.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by M&K for 2019 and 2018.

In order to assure continuing auditor independence, the Board of Directors periodically considers the independent auditor’s qualifications, performance and independence and whether there should be a regular rotation of our independent external audit firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Years Ended December 31, 2019 and 2018

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.01	12/30/2017	000-52690
10.02	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.02	12/30/2017	000-52690
10.03	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.03	5/1/2018	000-52690
10.04	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.04	5/1/2018	000-52690
10.05	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.05	5/1/2018	000-52690
10.06	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.06	3/31/2018	000-52690
10.07	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.07	3/31/2018	000-52690
10.08	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.08	7/6/2018	000-52690
10.09	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.09	7/6/2018	000-52690
10.10	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.10	7/6/2018	000-52690
10.11	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.11	9/5/2018	000-52690
10.12	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.12	9/5/2018	000-52690

10.13	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.13	9/5/2018	000-52690
10.14	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.14	9/5/2018	000-52690
10.15	Form of 12% Bridge Note – 2018		8-K	10.15	9/5/2018	000-52690
10.16	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	9/30/2018	000-52690
10.17	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	9/30/2018	000-52690
10.18	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	9/30/2018	000-52690
10.19	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/19
10.20	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019
10.21	Employment Agreement - Mark Allen dated September 1, 2020		8-K	10.21	09/1/2020
10.22	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.22	06/30/2019
10.23	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.23	06/30/2019
10.24	Executive Salary Payable Agreement – Mark Allen dated March 30, 2021		10-Q	10.24	06/30/2019
10.25	Debt to Equity Conversion Agreement – Mark Allen dated March 30, 2021		10-Q	10.25	06/30/2019
10.26	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.26	06/30/2019
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	2/25/2019	000-52690
21.1*	Subsidiaries	X
23.1*	Consent of MKM Engineering dated October 15, 2019	X
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1*	Oil and gas reserve report for United States Properties at December 31, 2018, dated April 12, 2019	X
99.2*	Oil and gas reserve report for Canadian Properties at December 31, 2018, dated September 22, 2019	X
99.3	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.4	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.5	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
99.6*	Revised oil and gas reserve report for United States Properties at December 31, 2017, dated April 12, 2018	X
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Zel Khan
Zel Khan
Chief Executive Officer
(Principal Executive Officer)
Date: May 27, 2021

	By:	/s/ Paul M. Deputy
Paul M Deputy
Interim Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: May 27, 2021

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zel C Khan	Chief Executive Officer
Zel C. Khan	(Principal Executive Officer), and Director	May 27, 2021

/s/ Paul M Deputy	Interim Chief Financial Officer
Paul M Deputy	(Principal Financial/Accounting Officer)	May 27, 2021

/s/ Leo Womack
Leo Womack	Director	May 27, 2021

/s/ Joel Oppenheim
Joel Oppenheim	Director	May 27, 2021

/s/ James E. Burns
James E. Burns	Director	May 27, 2021

/s/ Saleem Nizami
Saleem Nizami	Director	May 27, 2021

/s/ Ivar Siem
Ivar Siem	Director	May 27, 2021

/s/ Richard Dole
Richard Dole	Director	May 27, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders

Petrolia Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered recurring net losses from operations for the years ended December 31, 2019 and 2018 and has a working capital deficit as of December 31, 2019, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas
May 26, 2021

PETROLIA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$34,513	$13,779
Accounts receivable	5,000	—
Other current assets	135,195	255,180
Total current assets	174,708	268,959

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	12,913,972	12,794,285
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation, depletion and impairment	(1,663,994)	(586,488)
Net property and equipment	11,451,088	12,408,907

Other assets
Other Asset	944,055	—

Total assets	$12,569,851	$12,677,866

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$598,028	$264,654
Accounts payable – related parties	25,587	42,494
Accrued liabilities	677,891	608,357
Accrued liabilities – related parties	1,053,564	649,633
Notes payable	653,540	335,877
Notes payable – related parties	983,291	610,748
Total current liabilities	3,991,901	2,511,763

Asset retirement obligations	1,723,364	1,509,622
Notes payable	1,443,538	725,999
Derivative liability	24,509	37,013
Total liabilities	7,183,312	4,784,397

Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 199,100 and 199,100 shares issued and outstanding	199	199
Common stock, $0.001 par value; 400,000,000 shares authorized; 164,548,726 and 162,673,726 shares issued and outstanding	164,549	162,674
Additional paid in capital	57,985,359	57,253,595
Shares to be issued	55,375	—
Accumulated other comprehensive income	(218,565)	8,273
Accumulated deficit	(52,600,378)	(49,531,272)
Total stockholders’ equity	5,386,539	7,893,469

Total liabilities and stockholders’ equity	$12,569,851	$12,677,866

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31, 2019	December 31, 2018

Oil and gas sales	$2,916,734	$1,173,060
Total revenue	2,916,734	1,173,060

Operating expenses
Lease operating expense	3,382,133	1,537,405
Production tax	4,966	4,014
General and administrative expenses	1,412,249	4,827,429
Depreciation, depletion and amortization	1,037,019	486,671
Asset retirement obligation accretion	149,624	27,971
Impairment of oil and gas properties	—	2,322,255
Impairment of intangible assets	—	49,886
Total operating expenses	5,985,991	9,255,631

Loss from operations	(3,069,256)	(8,082,571)

Other income (expenses)
Loss on disposal of equipment	—	(13,783)
Interest expense	(279,141)	(156,861)
Foreign exchange gain	62,004	14,671
Loss on related party debt settlement of accrued salaries	—	(203,349)
Change in fair value of derivative liabilities	12,504	(7,001)
Gain on settlement of accrued compensation	92,750	—
Gain on sale of assets	280,000	—
Loss on debt extinguishment	—	(260,162)
Loss on acquisition and disposition of Bow Energy Ltd.	—	(29,319,554)
Other income	10,242	—
Total other income (expense)	178,359	(29,946,039)

Net loss before taxes	(2,890,898)	(38,028,610)
Income tax provision (benefit)	—	—

Net loss	$(2,890,898)	$(38,028,610)

Series A preferred dividends	(178,208)	(179,279)

Net loss attributable to common stockholders	(3,069,106)	(38,207,889)

Loss per share
(Basic and fully diluted)	$(0.02)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	162,673,726	184,564,874

Other comprehensive income (loss)
Foreign currency translation adjustments	(226,838)	8,273
Comprehensive loss	(3,295,944)	(38,020,337)

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018

Cash Flows from Operating Activities
Net loss	$(2,890,898)	$(38,028,610)
Adjustment to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,037,019	486,671
Asset retirement obligation accretion	149,624	27,971
Bad debt expense	—	25,000
Amortization of debt discount	13,148	—
Loss on related party debt settlement of accrued salaries	—	203,349
Change in fair value of derivative liabilities	(12,504)	7,001
Loss on extinguishment of debt	—	260,162
Equity settled finance fees	—	112,773
Warrant expense related to business combination	72,037	103,632
Stock-based compensation expense	473,353	3,451,739
Gain on settlement of accrued salaries	(92,750)	—
Gain on extinguishment of debt	(32,600)	—
Gain on sale of assets	(280,000)	—
Loss on acquisition and disposition of Bow Energy Ltd.	—	29,319,554
Loss on disposal of equipment	—	13,980
Impairment of oil and gas properties	—	2,322,255
Impairment of intangible assets	—	49,886
Changes in operating assets and liabilities
Accounts receivable	(5,000)	(211,332)
Prepaids	1,379	—
Other current assets	—	(6,187)
Deposits	—	240,000
Accounts payable	333,375	248,013
Accounts payable – related parties	(16,907)	(14,794)
Accrued liabilities	(108,676)	354,410
Accrued liabilities – related parties	513,681	(104,560
Net cash used in operating activities	(845,719)	(1,139,087)

Cash Flows from Investing Activities
Purchase of working interest in Canadian Properties	(944,055)	(932,441)
Sale of NOACK property	120,000	135,000
Proceeds from 2nd NOACK sale	375,000	—
Net cash acquired in acquisition of Bow Energy Ltd.	—	3,784
Net cash disposed of in sale of Bow Energy Ltd.	—	(4,003)
Cash used in investing activities	(449,055)	(797,660)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	30,000	397,500
Proceeds from exercise of warrants	—	179,675
Proceeds from issuance of preferred stock	—	20,000
Proceeds from notes payable	1,225,000	1,000,000
Repayments of notes payable	(7,096)	(41,325)
Proceeds from related party notes payable	797,793	494,477
Repayments of related party notes payable	(558,726)	(194,104)
Shares to be issued	55,375	—
Cash provided by financing activities	1,542,346	1,856,223

Foreign exchange	(226,838)	11,710

Net change in cash	20,734	(68,814)

Cash at beginning of period	13,779	82,593

Cash at end of period	$34,513	$13,779

The accompanying notes are an integral part of these audited consolidated financial statements

	Year Ended December 31, 2019	Year Ended December 31, 2018
SUPPLEMENTAL DISCLOSURES
Interest paid	$82,657	$28,057
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Settlement of related party accrued liabilities for common shares	17,000
Settlement of notes payable related party for common shares	113,000
Assumption of note payable by related party	125,000
Common shares issued for acquisition of Bow Energy Ltd. (Note 4)	—	34,607,088
Shares cancelled as proceeds in sale of Bow Energy Ltd. (Note 5)	—	4,956,519
Debt discount from warrant issuance	38,249	—
Settlement of accrued salaries for related parties with common shares	—	61,621
Settlement of account payable – related parties for common shares, related party	—	102,590
Accrued Series A preferred dividends	178,208	179,279
Proceeds from notes payable paid directly by the related party creditor to seller for acquisition of working interests	—	313,775
Warrants exercised with proceeds satisfied through settlement of debt	—	60,000
Note receivable recognized on sale of oil and gas property	—	240,000

PETROLIA ENERGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2017	19,100	197	111,698,222	111,698	22,730,974	—	—	(11,323,383)	11,519,486

Preferred shares issued	2,000	2	—	—	19,998	—	—	—	20,000
Common shares issued	—	—	3,750,000	3,750	393,750	—	—	—	397,500
Exercise of warrants	—	—	3,910,000	3,910	338,355	—	—	—	342,265
Shares issued to settle liabilities	—	—	1,216,209	1,216	479,267	—	—	—	480,483
Stock-based compensation	—	—	6,750,000	6,750	3,459,626	—	—	—	3,466,376
Warrants issued as financing fees	—	—	—	—	112,773	—	—	—	112,773
Acquisition of Bow Energy Ltd.	—	—	106,156,712	106,157	34,500,931	—	—	—	34,607,088
Warrants issued related to acquisition of Bow Energy Ltd.	—	—	—	—	103,633	—	—	—	103,633
Sale of Bow Energy Ltd.	—	—	(70,807,417)	(70,807)	(4,885,712)	—	—	—	(4,956,519)
Series A preferred dividends	—	—	—	—	—	—	—	(179,279)	(179,279)
Other comprehensive income (loss)	—	—	—	—	—	—	8,273	—	8,273
Net loss	—	—	—	—	—		—	(38,028,610)	(38,028,610)
Balance at December 31, 2018	199,100	$199	162,673,726	$162,674	$57,253,595	$—	$8,273	$(49,531,272)	$7,893,469

Common shares issued	—	—	1,875,000	1,875	148,125	—	—	—	150,000
Stock based compensation	—			—	473,353	—	—	—	473,353
Warrants issued as financing fee	—	—	—	—	72,037	—	—	—	72,037
Series A preferred dividends	—	—	—	—	—	—	—	(178,208)	(178,208)
Shares to be issued	—	—	—	—	—	55,375	—	—	55,375
Warrants issued for loans	—	—	—	—	38,249	—	—	—	38,249
Other comprehensive income (loss)	—	—	—	—	—	—	(226,838)	—	(226,838)
Net loss	—	—	—	—	—	—	—	(2,890,898)	(2,890,898)
Balance at December 31, 2019	199,100	$199	164,548,726	164,549	57,985,359	55,375	(218,565)	(52,600,378)	5,386,539

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. At December 31, 2019, the Company did not hold any cash equivalents.

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

Asset retirement obligations

The Company records a liability for Asset Retirement Obligations (“AROs”) associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2019 and 2018.

The Company is required to file federal income tax returns in the United States and Canada, and in various state and local jurisdictions. The Company’s tax returns filed since the 2018 tax year are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

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

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company’s oil sales revenues for 2019 and 2018. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2019	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	24,509	24,509
ARO liabilities	—	—	1,723,364	1,723,364

December 31, 2018
Derivative liabilities	—	—	37,013	37,013
ARO liabilities	—	—	1,509,622	1,509,622

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

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective method, whereby a cumulative effect adjustment will be made as of that day with no retrospective effect. The Company applied the package of practical expedients such that for any expired or existing leases it will not reassess lease classification, initial direct costs or whether any expired or existing contracts are or contain leases. Note that the Company had no outstanding leases as of December 19, 2019.

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

(1) Initially recognized at $0 as the entity is in a net liability position.

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

The total loss on acquisition and disposition of Bow is summarized as follows:

Total consideration paid for the acquisition of Bow	$34,607,088
Total consideration received for the disposition of Bow	(5,056,519)
Change in net assets of Bow during the ownership period	(231,015)
Loss on acquisition and disposition of Bow	$29,319,554

NOTE 6. EVALUATED PROPERTIES

The acquired properties and current properties can be summarized as follows:

Cost	Canadian properties	US properties	Total
As at December 31, 2017	—	14,312,580	14,312,580
Additions	1,246,216	—	1,246,216
Dispositions	—	(3,962,042)	(3,962,042)
Asset retirement cost additions	1,313,982	—	1,313,982
Foreign currency translations	(116,451)	—	(116,451)
As at December 31, 2018	$2,443,747	$10,350,538	$12,794,285
Additions	—	—	—
Dispositions	—	—	—
Asset retirement cost additions	—	—	—
Foreign currency translation	119,687	—	119,687
As at December 31, 2019	2,563,434	10,350,538	12,913,972

Accumulated depletion
As of December 31, 2017	—	1,068,795	1,068,795
Dispositions	—	(3,340,779)	(3,340,779)
Impairment of oil and gas properties	—	2,322,255	2,322,255
Depletion	435,722	11,280	447,002
Foreign currency translations	(22,065)	—	(22,065)
As at December 31, 2018	413,657	61,551	475,208
Dispositions	—
Impairment of oil and gas properties	—
Depletion	1,004,832	—	1,004,832
Foreign currency translation	40,487	—	40,487
As at December 31, 2019	$1,458,976	61,551	1,520,527

Net book value as at December 31, 2019	$1,104,458	$10,288,987	$11,393,445
Net book value as at December 31, 2018	$2,030,090	10,288,987	12,319,077

U.S. Properties – Minerva-Rockdale Field (“NOACK”) Field

On November 1, 2018 the Company sold 83% leasehold net revenue interest and 100% working interest in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”) to Crossroads Petroleum LLC (“CP”) for $375,000. The terms of this agreement included $260,000 to be paid as a deposit with the balance of $115,000 to be paid by December 31, 2018. On April 15, 2019, the Company foreclosed on the property since CP did not satisfy all of the contractual payment requirements. On April 15, 2019, the remaining unpaid receivable balance was $120,000 which was written off as a loss on sale of property. Note that previous payments of $255,000 were forfeited to the Company and no reimbursement to CP was made.

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

U.S. Properties – Slick Unit Dutcher Sands (“SUDS”) Field

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

The SUDS Field is a 2604-acre lease located in Creek County, 36 miles Southwest of Tulsa, Oklahoma. The field was first discovered in 1918 by SOHIO Oil Company utilizing over 100 wells with the primary objective to produce from the Dutcher Sands at an average well depth of 3,100 ft.

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

NOTE 7. NOTES PAYABLE

	Interest rate	Date of maturity	December 31, 2019	December 31, 2018
Backhoe loan (i)	2.9%	May 8, 2017	$—	$32,601
Truck loan (ii)	5.49%	January 20, 2022	16,141	23,237
Credit note I (iii)	12%	May 11, 2021	800,000	800,000
Credit note II (iv)	12%	October 17, 2019	346,038	196,038
Credit note III (v)	15%	April 25, 2021	750,000	—
Discount on credit note III	—	—	(25,101)	—
Mark Allen (not related party at balance sheet date)	12%	June 30, 2021	200,000	—
M. Hortwitz	10%	October 14, 2016	10,000	10,000
			2,097,078	1,061,876
Current portion:
Truck loan			7,502	15,999
Credit note I			90,000	710,000
Credit note II			346,038	—
Mark Allen			200,000	—
M. Hortwitz			10,000	—
Current portion of notes payable			$653,540	$725,999

(i)	On May 8, 2014, the Company, purchased a backhoe. The Company assumed an installment note in the amount of $57,613 for a term of three years and interest at 2.9% per annum. The backhoe was returned to the seller, consequently the outstanding debt balance of $32,601 was forgiven in 2019.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

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

(iv)

On September 17, 2018, the Company entered into a loan agreement (LOC) with a third party for $200,000 (which was later increased to $500,000) to acquire an additional 3% working interest in the Canadian Properties (See Note 6). The loan bears interest at 3.5% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% Working Interest in the Canadian Properties and has no financial covenants.

During 2019, the LOC balance increased by $150,000 resulting in a $346,038 ending balance.

(v)	On April 25, 2019, the Company entered into a promissory note (an Acquisition Note”) with a third party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 15% per annum and is due in full at maturity at April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.012 per share expiring on May 1, 2021 were issued associated with the note and were recorded as a debt discount on the balance sheet. The notes hold a security guarantee of a 50% Working Interest in the Utikima oil field and a 100% Working Interest in the Twin Lakes Properties.

During 2019, the Company entered into a loan agreement in the amount of $200,000 with a third party. The note bears interest at an interest rate of 12% per annum and matures on June 30, 2021. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36 month expiration period.

On January 15, 2019, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of $4% per annum and was to mature on January 15, 2020. On September 30, 2019, Jovian Petroleum Corporation reimbursed the $125,000 to the third party. Consequently, the $125,000 debt balances was transferred into the Jovian LOC and is now included in the $362,583 at December 31, 2019 (see Note 8: Related Party Notes Payable)

The following is a schedule of future minimum repayments of notes payable as of December 31:

2020	653,540
2021	1,442,966
2022	572
Thereafter	—
$2,097,078

NOTE 8. RELATED PARTY NOTES PAYABLE

The chart below summarizes the related party Notes Payable as of December 31, 2019 and 2018.

	Interest rate	Date of maturity	December 31, 2019	December 31, 2018
Leo Womack (i)	—	On demand	—	3,000
Lee Lytton (i)	—	On demand	3,500	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i)	—	On demand	217,208	215,333
Joel Oppenheim	12%	On demand	15,000	—
Bow Energy Ltd. (i)	—	On demand	—	33,144
Blue Sky Resources (i)	—	On demand	—	131,699
Jovian Petroleum Corporation (ii)	3.5%	December 31, 2021	362,583	35,210
Ivar Siem (iii)	12%	On demand	100,000	20,000
Ivar Siem (iii)	12%	On demand	75,000	—
Joel Oppenheim (iii)	12%	December 31, 2019	200,000	10,000
Blue Sky Resources (iv)	9%	May 31, 2019	—	148,862
			$983,291	$610,748

Note: Mark Allen’s notes were not included in related party notes payable at December 31, 2019 because he was not appointed as an officer of the Company until September 1, 2020. In September 2020 his notes will be reported in related party notes payable.

(i)	Balances are non-interest bearing and due on demand.

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to year-end this LOC has been extended until December 31, 2021.

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

On August 15, 2019, the Company entered into a loan agreement in the amount of $200,000 with Joel Oppenheim. The note bears interest at an interest rate of 12% per annum and payments of $50,000 are due monthly beginning September 2, 2019 with the remaining balance due in full at maturity on December 31, 2019. In association with the loan, the Company issued 200,000 warrants at an exercises price of $0.10 per share that expire on August 15, 2021. The warrants fully vest on maturity date. The notes are secured by a 50% Working Interest in the SUDS field and Noack field sale proceeds.

On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity.

On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the note holder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36 month expiration period.

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

During 2019, $120,000 of related party notes and payables were converted to shares. Specifically, Leo Womack for $ 20,000, Joel Oppenheim for $40,000, Jovian for $40,000 and American Resources for $20,000. See Note 11 for further explanation.

The following is a schedule of future minimum repayments of related party notes payable as of December 31, 2019:

2020	$983,291
Thereafter	—
$983,291

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

A summary of the activity of the derivative liabilities is shown below:

Balance, January 1, 2019	$37,013
Fair value adjustments	(12,504)
As at December 31, 2019	$24,509

Derivative liability classified warrants in the years ended December 31, 2019 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

December 31, 2019
Risk-free interest rate	1.58% - 2.27%
Expected life	1.4 - 2.1 years
Expected dividend rate	0%
Expected volatility	208% - 240%

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

December 31, 2019
Inflation rate	1.92 - 2.15%
Estimated asset life	12 - 22 years

The following table shows the change in the Company’s ARO liability for the years ended December 31, 2019 and 2018:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2017	$—	$473,868	$473,868
Additions	1,313,982	—	1,313,982
Accretion expense	4,353	23,618	23,618
Disposition	—	(246,263)	(246,263)
Foreign currency translation	(59,936)	—	(59,936)
Asset retirement obligations, December 31, 2018	1,258,399	251,223	1,509,622
Additions	—	—	—
Accretion expense	123,474	26,150	149,624
Disposition	—	—	—
Foreign currency translation	64,118	—	64,118
Asset retirement obligations, December 31, 2019	$1,445,991	$277,373	$1,723,364

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $178,209 and $179,279 were declared for the year ended December 31, 2019 and December 31, 2018, respectively.

Common stock

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

During the year ended December 31, 2019, the Company closed private placements at $0.08 per unit for a total of 1,875,000 units and gross proceeds of $150,000 (the “2019 Units”). Each 2019 Unit was comprised of one common share and one warrant entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have an exercise price at $0.10 per share.

On September 27, 2018, a warrant holder exercised warrants to purchase 310,000 shares of common stock for cash proceeds of $31,000 at an average exercise price of $0.10 per share.

On October 17, 2018, 2,000,000 shares of common stock with a fair value of $256,000 or $0.13 per share, were granted to a company controlled by a former director Quinten Beasley, Critical Communication LLC, pursuant to a separation agreement and his resignation as a member of the Board of Directors.

On October 22, 2018, director Leo B. Womack exercised warrants to purchase 1,000,000 shares of common stock. The exercise price of $60,000 or $0.06 per share was satisfied by forgiving debt outstanding to the holder of $60,000, with no gain or loss recognized.

During the year ended December 31, 2019, the Company closed private placements for $0.08 per unit for a total of 1,875,000 units and gross proceeds of $150,000 (the “2019 Units”). Each 2019 Unit was comprised of one common share and two warrants entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise price of $0.10 per share. See additional description of the detail transactions concerning those warrants in Note 12: Related Party Transactions, below.

On July 23, 2019, director Joel Martin Oppenheim purchased additional 2019 private placements for $0.08 per unit for a total of 156,250 units with gross proceeds of $12,500. Each 2019 Unit was comprised of one common share and two warrants entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise price of $0.10 per share. Consideration for the purchase was provided through a cash payment of $2,500 as well as the forgiving of an outstanding bridge loan of $10,000. These shares were not issued until January 2020.

On August 8, 2019, director Joel Martin Oppenheim exercised warrants to purchase 150,000 shares of common stock for cash proceeds of $15,000 at an exercise price of $0.10 per share. These shares were not issued until January 2020.

On August 14, 2019, director Joel Martin Oppenheim exercised warrants to purchase 10,000 shares of common stock for the exercise price of $1,000 or $0.10 per share. These shares were not issued until January 2020.

During 2019, a warrant holder exercised warrants to purchase 275,000 shares of common stock for cash proceeds of $26,875 at an average exercise price of $0.098 per share. These shares were not issued until January 2020.

Warrants

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year ended December 31, 2017	35,087,197	0.24
Granted	24,829,666	0.11
Exercised	(3,910,000)	0.09
Expired	(4,940,000)	0.10
Outstanding at year ended December 31, 2018	51,066,864	$0.20
Granted	12,250,000	0.15
Exercised	(125,000)	0.09
Expired	(6,148,028)	0.25
Outstanding at quarter ended December 31, 2019	57,043,836	0.14

As at December 31, 2019, the weighted-average remaining contractual life of warrants outstanding was 1.04 years (2018 – 1.7 years).

As at December 31, 2019, the intrinsic value of warrants outstanding is $8,256 (2018 - $711,978).

The table below summarizes warrant issuances during the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Warrants granted:
Board of directors and advisory board service	7,000,000	7,750,000
Private placements	3,750,000	5,312,500
Pursuant to termination agreements	—	5,250,000
Pursuant to financing arrangements	1,500,000	3,810,000
Pursuant to consulting agreements	—	2,000,000
Pursuant to acquisition of Bow Energy Ltd., a related party	—	368,000
Deferred salary – CEO, CFO	—	339,166
Total	12,250,000	24,829,666

Warrants granted in the years ended December 31, 2019 and 2018 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	December 31, 2019	December 31, 2018
Risk-free interest rate	1.94% to 2.39%	2.39%
Expected life	1.0 - 3.0 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	240% - 283%	274% - 283%

Stock options

Upon closing of the Acquisition, the Company granted stock options to purchase 3,500,000 shares of common stock to former Bow employees and directors, exercisable at $0.12 per share, expiring February 27, 2021. The stock options were valued at $1,131,639 using the Black Scholes Option Pricing Model with expected volatility of 283%, a discount rate of 2.42%, a dividend yield of 0% and an expected life of three years. During the subsequent sale back to Bow, the options were revoked.

NOTE 12. RELATED PARTY TRANSACTIONS

On January 15, 2018, Paul Deputy, the former CFO, terminated his employment with the Company. The Company agreed to pay severance of $192,521 amortized over a 30-month period beginning April 15, 2018 at a 5% annual percentage rate, $5,000 per month for January, February and March of 2018 and grant Mr. Deputy warrants to purchase 250,000 shares of common stock exercisable at $0.20 per share expiring in 36 months. The fair value of warrants granted was $109,021. The outstanding balance of severance payable is included in accrued liabilities – related parties.

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

On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation. The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement is for a period of 6 months and can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to year-end, this LOC has been extended until December 31, 2019.

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

On October 17, 2018, 2,000,000 shares of common stock with a fair value of $256,000 were granted to a company controlled by a former director Quinten Beasley, Critical Communication LLC, pursuant to a separation agreement and his resignation as a member of the Board of Directors. Furthermore, 2,000,000 warrants with a fair value of $244,429 were granted. Each warrant is exercisable into shares of common stock at an exercise price of $0.10 per share and have a contractual life of two years. The warrants were valued using the Black-Scholes Option Pricing Model.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Environmental Matters – The Company, as a lessee of oil and gas properties, is subject to various federal, provincial, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company is not aware of any environmental claims existing as of December 31, 2019, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Office Lease – On December 31, 2019, the Company terminated its one annually renewable office lease in Houston with minimum contractual lease payments of $1,500 per month.

NOTE 14. INCOME TAXES

There was no provision for income taxes for 2019 and 2018 due to net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2016 forward are open to examination by tax authorities in the United States. Years from 2018 forward are open to examination by Canadian tax authorities.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 21% (2019 – 21%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31,2019	Fiscal Year Ended December 31, 2018

Income tax (benefit) expense computed at statutory rates	$(629,000)	$(7,986,000)
Non-deductible items	69,000	3,807,000
Change in statutory, foreign tax, foreign exchange rates and other	172,000	943,000
Change in valuation allowance	388,000	3,236,000
Total	$—	$—

The significant components of the net deferred tax asset were as follows:

	December 31,
	2019	2018
Deferred tax assets		$
Net operating loss carryforwards	$2,174,000		$5,410,000
Asset retirement obligation	331,000		236,000
Oil and gas properties	(430,000)		(716,000)
Property and equipment	—)		(7,000)
Other	—		—
Total deferred tax assets (liabilities)	2,075,000		4,923,000
Less: Valuation allowance	(2,075,000)		(4,923,000)
Net deferred tax assets (liabilities)	$—		$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses in the United States were approximately $2.2 million at December 31, 2019 and begin to expire if not utilized beginning in the year 2033. The Company’s accumulated non-capital tax losses in Canada were approximately $27.5 million at December 31, 2019 and will expire in 2039. The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

NOTE 15. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows for the years ended December 31, 2019 and 2018:

	Canada	United States	Total
Year ended December 31, 2019
Revenue	$2,827,877	$88,857	$2,916,734
Production costs	(3,021,805)	(365,294)	(3,387,099)
Depreciation, depletion, amortization and accretion	(1,004,832)	(32,187)	(1,037,019)
Results of operations from producing activities	$(1,198,760)	$(308,624)	$(1,507,384)

Total long-lived assets	$1,104,458	$10,346,630	$11,451,088

Year ended December 31, 2018
Revenue	$1,118,283	$54,777	$1,173,060
Production costs	(1,239,317)	(302,102)	(1,541,419)
Depreciation, depletion, amortization and accretion	(440,075)	(50,898)	(490,973)
Results of operations from producing activities	$(561,109)	$(298,223)	$(859,332)

Total long-lived assets	$2,030,090	$10,625,808	$12,408,907

The Company’s revenues are derived from the following major customers:

	December 31, 2019	December 31, 2018
Customer A	$2,827,877	$1,118,283
Customer B	88,857	54,777
Other customers	—	—
Total revenues	$2,916,734	$1,173,060

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

In 2019, the Company did not make any acquisitions or purchase any working interests.

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Property acquisitions	$—	$1,189,480
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	—
Total costs incurred	$—	$1,189,480

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

	December 31, 2019	December 31, 2018
Capitalized costs:	—	—
Unevaluated properties	$—	$—
Evaluated properties	12,913,972	12,794,285
	12,913,972	12,794,285
Less: Accumulated DD&A	(1,520,527)	(475,208)
Net capitalized costs	$11,393,445	$12,319,077

Oil and Gas Reserve Information

MKM Engineering (“MKM”), an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the Chaves County, New Mexico and Creek County, Oklahoma and Canadian property leasehold interests as of December 31, 2019 and the estimates of the proved reserves, future production, and income attributable to the Milam County, Texas, Chaves County, New Mexico and Creek County, Oklahoma leasehold interests as of December 31, 2017. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America and Canada.

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

Oil (Bbls)

December 31, 2017	1,638,200
Revisions of prior estimates	181,678
Purchases of reserves in place	320,865
Disposition of mineral in place	(194,650)
Production	(51,913)
December 31, 2018	1,894,180
Revisions of prior estimates	(11,217)
Purchases of reserves in place	—
Disposition of mineral in place	—
Production	(82,506)
December 31, 2019	1,800,457

	December 31, 2019	December 31, 2018

Estimated quantities of proved developed reserves – Oil (Bbls)	1,688,437	1,773,800
Estimated quantities of proved undeveloped reserves – Oil (Bbls)	112,020	120,380

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

Proved developed producing and non-producing reserve	Oil (bbls)
December 31, 2018	1,773,800
Acquired reserves	—
Disposition of reserves	—
Revision of prior estimates	(2,857)
Production	(82,506)
December 31, 2019	1,688,437

Proved undeveloped reserves	Oil (bbls)
December 31, 2018	120,380
Acquired reserves	—
Revisions to prior estimates	(8,360)
December 31, 2019	112,020

Standardized Measure of Discounted Future Net Cash Flows

The Standardized Measure related to proved oil and gas reserves is summarized below. Future cash inflows were computed by applying a twelve-month average of the first day of the month prices to estimated future production, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expense. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows, less the tax basis of properties involved. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company.

Standardized Measure of Oil and Gas

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the periods indicated.

	December 31, 2019	December 31, 2018

Future cash inflows	$95,308,120	$89,797,082
Future production costs	(30,349,800)	(37,021,141)
Future development costs	(2,051,730)	(2,394,080)
Future income taxes	—	—

Future net cash flows	62,906,590	50,381,861
Discount of future net cash flows at 10% per annum	(37,081,860)	(26,743,136)

Standardized measure of discounted future net cash flows	$25,824,730	$23,638,725

Changes in standardized measure of discounted future cash flows

	December 31, 2019	December 31, 2018

Beginning of year	$23,638,725	$16,605,980
Sales and transfers of oil & gas produced, net of production costs	(1,514,335)	368,421
Net changes in prices and production costs	5,780,704	4,178,977
Changes in estimated future development costs	(676,141)	(5,742,027)
Acquisitions/dispositions of minerals in place, net of production costs	—	1,544,720
Revision of previous estimates	(878,772)	2,462,456
Change in discount	1,386,793	286,849
Change in production rate or other	(1,912,244)	3,933,348

End of year	$25,824,730	$23,638,725

NOTE 17. SUBSEQUENT EVENTS

On February 28, 2020, Ivar Siem loaned $50,000 to the Company. The note bears interest at an interest rate of 12% per annum and is due on demand.

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

Effective July 13, 2020 Richard Dole, Joel Oppenheim and Saleem Nizami resigned as Directors on the Board. This reduced the size of the Board from seven to four members, which is helping to streamline the Company.

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

On October 13, 2020, Ivar Siem loaned $25,000 to the Company. The note bears interest at an interest rate of 12% per annum and is due on demand.

On December 15, 2020, Mark Allen, was issued 1,650,000 common shares for exercising warrants at $0.05 per share with cash proceeds of $82,500. On January 20, 2020, Mark Allen was issued 275,000 common shares for exercising warrants at $0.05 per share with cash proceeds of $13,750.

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

Paul Deputy was reinstated Interim Chief Financial Officer, signed a Settlement and Mutual Release Agreement. In exchange for releasing the Company for any current, outstanding payroll and/or service-related liability at January 29, 2021, the Company agreed to pay Mr. Deputy $50,000, to be paid in $2,500 monthly increments, starting April 1, 2021. In addition, was issued 250,000 shares of Petrolia common stock.

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

