Form 10-Q
period 2020-03-31
Petrolia Energy Corp
filed 2021-08-03
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of August 3, 2021.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$13,294	$34,513
Accounts receivable	5,000	5,000
Other current assets	145,682	135,195
Total current assets	163,976	174,708

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	12,700,603	12,913,972
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(1,829,352)	(1,663,994)
Net property and equipment	11,072,361	11,451,088

Other assets	2,167,077	944,055

Total Assets	$13,403,414	$12,569,851

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$588,360	$598,028
Accounts payable – related parties	25,587	25,587
Accrued liabilities	872,562	677,891
Accrued liabilities – related parties	1,079,249	1,053,564
Notes payable	453,540	653,540
Notes payable – related parties	1,142,443	983,291
Total current liabilities	4,161,741	3,991,901

Asset retirement obligations	1,649,728	1,723,364
Notes payable	2,768,915	1,443,538
Derivative liability	151,184	24,509
Total Liabilities	8,731,568	7,183,312

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 165,296,226 and 164,548,726 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	165,296	164,549
Additional paid in capital	58,459,795	57,985,359
Shares to be issued	69,375	55,375
Accumulated other comprehensive income	(346,113)	(218,565)
Accumulated deficit	(53,676,706)	(52,600,378)
Total Stockholders’ Equity	4,671,846	5,386,539

Total Liabilities and Stockholders’ Equity	$13,403,414	$12,569,851

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Oil and gas sales
Oil and gas sales	$481,121	$819,340
Total revenue	481,121	819,340

Operating expenses
Lease operating expense	603,429	694,945
Production tax	678	1,168
General and administrative expenses	245,263	329,707
Depreciation, depletion and amortization	302,378	205,215
Asset retirement obligation	48,945	9,479
Total operating expenses	1,200,693	1,240,514

Loss from operations	(719,572)	(421,174)

Other income (expenses)
Interest expense	(185,813)	(38,926)
Foreign exchange gain	—	17,425
Change in fair value of derivative liabilities	(126,675)	19,075
Other income	407	10,000
Total other income (expenses)	(312,081)	7,574

Net loss	(1,031,653)	(413,600)

Series A preferred dividends	(44,675)	(44,184)

Net loss attributable to common stockholders	$(1,076,328)	$(457,784)

Loss per share
(Basic and diluted)	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding - Basic	165,140,155	162,673,726
Weighted average number of shares of common stock outstanding - Diluted	165,140,155	162,673,726

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(127,548)	$(11,255)

Comprehensive loss	$(1,203,876)	$(469,039)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional	Shares	Accumulated other		Stockholders’
	Preferred stock		Common stock		paid-in	to be	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at January 1, 2019	199,100	$199	162,673,726	$162,674	$57,253,595	$—	$8,273	$(49,531,272)	$7,893,469

Stock-based compensation	—	—	—	—	121,680	—	—	—	121,680
Series A preferred dividends	—	—	—	—	—	—	—	(44,184)	(44,184)
Warrants issued as financing fees	—	—	—	—	15,904	—	—	—	15,904
Other comprehensive income (loss)	—	—	—	—	—	—	(11,255)	—	(11,255)
Net loss	—	—	—	—	—	—	—	(413,600)	(413,600)
Balance at March 31, 2019	199,100	$199	162,673,726	$162,674	$57,391,179	$	$(2,982)	$(49,989,056)	$7,562,014

Balance at January 1, 2020	199,100	$199	164,548,726	$164,549	$57,985,359	$55,375	$(218,565)	$(52,600,378)	$5,386,539

Stock-based compensation	—	—	—	—	67,193	—	—	—	67,193
Issuing of previous shares to be issued	—	—	591,250	591	54,784	(55,375)	—	—	—
Warrants issued as financing fees	—	—	—	—	7,234	—	—	—	7,234
Series A preferred dividends	—	—	—	—	—	—	—	(44,675)	(44,675)
Shares for conversion of related party debt	—	—	156,250	156	12,344	—	—	—	12,500
Warrants issued for loans	—	—	—	—	332,881	—	—	—	332,881
Shares to be issued	—	—	—	—	—	69,375	—	—	69,375
Other comprehensive income (loss)	—	—	—	—	—	—	(127,548)	—	(127,548)
Net loss	—	—	—	—	—	—	—	(1,031,653)	(1,031,653)
Balance at March 31, 2020	199,100	$199	165,296,226	$165,296	$58,459,795	$69,375	$(346,113)	$(53,676,706)	$4,671,846

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,031,653)	$(413,600)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	302,378	205,215
Asset retirement obligation accretion	48,945	9,479
Amortization of debt discount	49,594	—
Change in fair value of derivative liabilities	126,675	(19,075)
Warrants issued as financing fees	7,234	15,904
Stock-based compensation	67,193	121,680
Changes in operating assets and liabilities
Accounts receivable	(12,701)	(225,046)
Other current assets	(19,438)	2,637
Accounts payable	29,601	101,482
Accounts payable – related parties	—	272
Accrued liabilities	166,627	(44,765)
Accrued liabilities – related parties	25,685	80,803
Net cash flows from operating activities	(239,860)	(165,014)

Cash Flows from Investing Activities
Payment on sale of NOACK property	—	120,000
Escrow for property purchase	(1,374,353)	—
Cash flows from investing activities	(1,374,353)	120,000

Cash Flows from Financing Activities
Proceeds from notes payable	1,418,934	88,125
Repayments on notes payable	(1,836)	(1,743)
Proceeds from related party notes payable	200,000	137,136
Repayments on related party notes payable	(33,799)	(156,330)
Shares to be issued	69,375	—
Cash flows from financing activities	1,652,674	67,188

Changes in foreign exchange rate	(59,680)	(25,269)

Net change in cash	(21,219)	(3,095)
Cash at beginning of period	34,513	13,779

Cash at end of period	$13,294	$10,684

SUPPLEMENTAL DISCLOSURES

	Three months ended March 31, 2020	Three Months Ended March 31, 2019
SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$309
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	44,675	44,184
Debt discount on warrant issue	332,881	—
Conversion of related party notes payable for common shares	12,500	—
Issuing of previous shares to be issued	55,375	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (the “Company”) is in the business of oil and gas exploration, development and production.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2019, as reported in Form 10-K, have been omitted.

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

To be Adopted in Future Years

In June 2016, Financial Account Standards Board (“FASB”) issued ASU 2016-13, “Measurement of Credit Loss on financial Instruments”. ASU 2016-13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this standard to determine the impact it will have on its consolidated financial statements.

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

4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As at January 1, 2019	$2,443,747	$10,350,538	$12,794,285
Foreign currency translation	119,687	—	119,687
As at December 31, 2019	$2,563,434	$10,350,538	$12,913,972
Addition		—	—
Foreign currency translation	(213,369)	—	(213,369)
As at March 31, 2020	$2,350,065	$10,350,538	$12,700,603

Accumulated depletion
As at January 1, 2019	413,657	61,551	475,208
Dispositions	—	—	—
Impairment of oil and gas properties	—	—	—
Depletion	1,004,832	—	1,004,832
Foreign currency translation	40,487	—	40,487
As at December 31, 2019	$1,458,976	$61,551	$1,520,527

Depletion	294,331	—	294,331
Foreign currency translation	(137,019)	—	(137,019)
As at March 31, 2020	$1,616,288	$61,551	$1,677,839

Net book value as at December 31, 2019	$1,104,458	$10,288,987	$11,393,445
Net book value as at March 31, 2020	$733,777	$10,288,987	$11,022,764

On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the same NOACK property with Flowtex Energy LLC. (“FT”). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019 and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2019, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company at September 30, 2019 which is included in other current assets. The $400,000 was recorded as a gain on sale of properties. On July 6, 2021, the remaining $25,000 accounts receivable was settled via the following: the purchaser remitted a cash payment of $8,995, as well as paying (on the Company’s behalf) $16,005 of outstanding property tax invoices previously incurred by the Company.

5. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

			Balance at:
	Interest rate	Date of maturity	March 31, 2020	December 31, 2019
Truck loan (ii)	5.49%	January 20, 2022	14,304	16,141
Lee Lytton	—	On demand	3,500	—
Credit note I (iii)	12%	May 11, 2021	800,000	800,000
Credit note II (iv)	12%	October 17, 2019	346,040	346,038
Credit note III (v)	15%	April 25, 2021	750,000	750,000
Discount on Credit Note III	—	April 25, 2021	(20,320)	(25,101)
Credit Note IV (vi)	10%	January 02, 2023	1,120,000	—
Discount on Credit Note IV	—	January 02, 2023	(233,340)	—
Credit Note V (vii)	10%	June 1, 2020	100,000	—
Discount on Credit Note V	—	June 1, 2020	(24,324)	—
Credit Note VI (viii)	10%	May 14, 2020	125,000	—
Discount on Credit Note VI	—	May 14, 2020	(30,405)	—
SUDS Development Funding Note	10%	June 1, 2020	62,000	—
Mark Allen (not related party at balance sheet date)	12%	June 30, 2021	200,000	200,000
M. Hortwitz	10%	October 14, 2016	10,000	10,000
			3,222,455	2,097,078
Current portion:			(453,540)	(653,540)
Long-term notes payable			$2,768,915	$1,443,538

(i)	Not used.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow Energy Ltd. (“Bow”), a former wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of its intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of the Company and Bow, and the occurrence of any event which would have a material adverse effect on the Company or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

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

(vi)

On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), in Canadian dollars at an exercise price of $0.10 per share and expire in January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were placed in escrow for the future purchase of the Utikuma oil field (see Note 13: Subsequent Events)

(vii)

On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with a third party. The note bore interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share and expire in January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775.

(viii)

On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share and expire in February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $34,261 and monthly amortization of $1,903.

On January 15, 2019, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of $4% per annum and was to mature on January 15, 2020. On September 30, 2019, Jovian Petroleum Corporation reimbursed the $125,000 to the third party. Consequently, the $125,000 debt balances were transferred into the Jovian LOC and are now included in the $481,266 at March 31, 2020 (see Note 6: Related Party Notes Payable)

On January 6, 2020, the Company entered into a consulting agreement, with a third party, that included a funding clause where the Company borrowed $62,000 from a third party. The third party is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020.

The following is a schedule of future minimum repayments of notes payable as of March 31:

2020	$453,540
2021	2,768,915
Thereafter	—
$3,222,455

6. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	March 31, 2020	December 31, 2019
Lee Lytton	—	On demand	—	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i)	—	On demand	176,900	217,208
Joel Oppenheim (i)	—	On demand	15,000	15,000
Jovian Petroleum Corporation(ii)	3.5%	December 31, 2021	475,543	362,583
Ivar Siem (iii)	12%	On demand	100,000	100,000
Ivar Siem (iii)	12%	On demand	75,000	75,000
Ivar Siem	—		50,000	—
Joel Oppenheim (iii)	12%	October 17, 2018	240,000	200,000
			$1,142,443	$983,291

(i)	Balances are non-interest bearing and due on demand.

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our CEO and director. The initial agreement was for a period of 6 months and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2020.

(iii)	On August 17, 2018, the Company sold an aggregate of $90,000 in convertible promissory notes (the “Director Convertible Notes”), to the Company’s directors, Ivar Siem ($20,000) through an entity that he is affiliated with; Leo Womack ($60,000); and Joel Oppenheim ($10,000). The Director Convertible Notes accrue interest at the rate of 12% per annum until paid in full and were due and payable on October 17, 2018. The amount owed may be prepaid at any time without penalty. The outstanding principal and interest owed under the Director Convertible Notes are convertible into common stock of the Company, from time to time, at the option of the holders of the notes, at a conversion price of $0.10 per share. As additional consideration for entering into the notes, the Company agreed to grant warrants to purchase one share of the Company’s common stock at an exercise price of $0.10 per share for each dollar loaned pursuant to the Director Convertible Notes (the “Bridge Note Warrants”). The warrants had a contractual life of one year. As such, the Company granted (a) 20,000 Bridge Note Warrants to an entity affiliated with Ivar Siem; (b) 60,000 Bridge Note Warrants to Leo Womack; and (c) 10,000 Bridge Note Warrants to Joel Oppenheim. The Director Convertible Notes contain standard and customary events of default. The Company fair valued the warrants issued using the Black-Scholes Option Pricing Model for a total fair value of $6,249. On October 22, 2018, $60,000 in Director Convertible Notes were settled by offsetting against $60,000 proceeds required for the exercise of warrants.

(iv)	On June 8, 2018, the Company entered into a promissory note (an “Acquisition Note”) with Blue Sky in the amount of CAD$406,181. The Note bears interest at 9% per annum and is due in full at maturity on November 30, 2018. The Company may, at its sole discretion, extend the maturity date for a period of Nine months with notice to the lender and payment of 25% of the principal amount. At December 31, 2018, the maturity date had been extended to May 31, 2019. On April 1, 2019, the Company utilized its LOC with Jovian to pay off in its entirety the June 8, 2018 Acquisition Note with Blue Sky.

During 2019, $120,000 of related party notes and payables were converted to shares. Specifically, Leo Womack for $ 20,000, Joel Oppenheim for $40,000, Jovian for $40,000 and American Resources for $20,000. See Note 10 for further explanation.

On January 20, 2020, Jovian, a related party, purchased 1 unit of the debt private placement of $12,500 that was funded through their LOC. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares ($0.08 per share) of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. Jovian converted the debt into shares during 2020. During the three months ended March 31, 2020 the shares were issued to Jovian.

The following is a schedule of future minimum repayments of related party notes payable as of March 31, 2020:

2020	$1,142,443
Thereafter	—
$1,142,443

7. DERIVATIVE FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

March 31, 2020	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	151,184	151,184
ARO liabilities	—	—	1,649,728	1,649,728

December 31, 2019
Derivative liabilities	—	—	24,509	24,509
ARO liabilities	—	—	1,723,364	1,723,364

On May 18, 2018, as an inducement to enter into an Amended and Restated Loan Agreement, the Company issued, among other instruments, warrants to acquire 320,000 shares of common stock with an exercise price of $0.10 per share in Canadian dollars (see Note 5). The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $30,013.

On January 2, 2020, as an inducement to enter into a Loan Agreement, the Company issued warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.10 per share in Canadian dollars (see Note 5) and expire in 36 months. The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. The Company valued the related derivative liability at initial recognition as $144,259.

A summary of the activity of the Company’s derivative liabilities is shown below:

Balance, January 1, 2019	$37,013
Additions	—
Fair value adjustments	(12,504)
As at December 31, 2019	24,509
Additions	144,259
Fair value adjustment	(17,584)
As at March 31, 2020	$151,184

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	March 31, 2020	December 31, 2019
Risk-free interest rate	2.27%	1.58% - 2.27%
Expected life	2.1 years	1.4 – 2.1 years
Expected dividend rate	0%	0%
Expected volatility	208%	208% - 240%

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

March 31, 2020
Inflation rate	1.92 - 2.15%
Estimated asset life	15 - 21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2018	$1,258,399	$251,223	$1,509,622
Accretion expense	123,474	26,150	149,624
Foreign currency translation	64,118	—	64,118
Asset retirement obligations, December 31, 2019	1,445,991	277,373	1,723,364
Accretion expense	41,992	6,953	48,945
Foreign currency translation	(122,581)	—	(122,581)
Asset retirement obligations, March 31, 2020	$1,365,402	$284,326	$1,649,728

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $44,675 were declared for the three months ended March 31, 2020.

Common stock

As of year ended December 31, 2019, the Company closed private placements for $0.08 per unit for a total of 1,875,000 units and gross proceeds of $150,000 (the “2019 Units”). Each 2019 Unit was comprised of one common share and two warrants entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise price of $0.10 per share. See additional description of the detail transactions concerning those warrants in Note 10: Related Party Transactions, below.

During 2019, a warrant holder exercised warrants to purchase 275,000 shares of common stock for cash proceeds of $26,875 at an average exercise price of $0.098 per share. These shares were issued in January 2020.

On August 8, 2019, director Joel Oppenheim exercised warrants to purchase 150,000 shares of common stock for cash proceeds of $15,000 at an exercise price of $0.10 per share. The shares were issued in January 2020.

On August 14, 2019, director Joel Oppenheim exercised warrants to purchase 10,000 shares of common stock for cash proceeds of $1,000 at an exercise price of $0.10 per share. The shares were issued in January 2020.

On July 23, 2019, Joel Oppenheim, a related party, purchased 1 unit of the debt private placement with gross proceeds of $12,500. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. The warrants fair value was determined to be $15,517 via the Black Sholes Option Pricing Model. Consideration for the purchase was provided though a cash payment of $2,500 as well as the forgiving of an outstanding bridge loan of $10,000. The shares were issued in January 2020.

On January 20, 2020, Jovian, a related party, purchased 1 unit of the debt private placement of $12,500 that was funded through their LOC. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares ($0.08 per share) of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. Jovian converted the debt into shares during 2020. During the three months ended March 31, 2020 the shares were issued to Jovian.

On February 29, 2020, the Company signed a consulting agreement with a third party to provide management services related to the SUDS field. The compensation related terms included the issuance of 250,000 shares of Common Stock. The shares were not issued until December 15, 2020.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	51,066,864	$0.20
Granted	12,250,000	0.15
Exercised	(125,000)	0.09
Expired	(6,148,028)	0.25
Outstanding at December 31, 2019	57,043,836	$0.14
Granted	8,400,000	0.16
Exercised	(1,650,000)	0.08
Expired	(2,005,000)	0.23
Outstanding at March 31, 2020	61,788,836	$0.16

As of March 31, 2020, the weighted-average remaining contractual life of warrants outstanding was 1.02 years (December 31, 2019 – 1.04 years).

As of March 31, 2020, the intrinsic value of warrants outstanding is $0.0 (December 31, 2019 - $8,256).

The table below summarizes warrant issuances during the three months ended March 31, 2020 and year ended December 31, 2019:

	March 31, 2020	December 31, 2019
Warrants granted:
Board of Directors and Advisory Board service	1,750,000	7,000,000
Private placements	—	3,750,000
Pursuant to financing arrangements	6,400,000	1,500,000
Pursuant to consulting agreements	250,000	—
Total	8,400,000	12,250,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	March 31, 2020	December 31, 2019
Risk-free interest rate	1.40% to 1.59%	1.94% to 2.39%
Expected life	2.0 -3.0 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	224% - 226%	240% - 283%

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

11. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Three months ended March 31, 2020
Revenue	$474,632	$6,489	$481,121
Production costs	(481,447)	(122,660)	(604,107)
Depreciation, depletion, amortization and accretion	(294,331)	(8,047)	(302,378)
Results of operations from producing activities	$(301,146)	$(124,218)	$(425,364)

Total long-lived assets, March 31, 2020	$733,777	$10,340,504	$11,074,281

Three months ended March 31, 2019
Revenue	$796,776	$22,564	$819,340
Production costs	(636,239)	(59,874)	(696,113)
Depreciation, depletion, amortization and accretion	(200,351)	(10,296)	(210,647)
Results of operations from producing activities	$(39,814)	$(47,606)	$(87,420)

Total long-lived assets, December 31, 2019	$1,877,771	$10,370,770	$12,248,541

13. SUBSEQUENT EVENTS

All of the transactions/events mentioned below occurred subsequent to March 31, 2020.

On February 29, 2020, the Company signed a consulting agreement with a third party to provide management services related to the SUDS field. The compensation related terms included the issuance of 250,000 shares of Common Stock. The shares were not issued until December 15, 2020.

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

Company President, Mark Allen, was issued 1,650,000 common shares for exercising warrants at $0.05 per share with cash proceeds of $82,500.

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

Paul Deputy was reinstated as Interim Chief Financial Officer. He also signed a Settlement and Mutual Release Agreement. In exchange for releasing the Company for any current, outstanding payroll and/or service-related liability at January 29, 2021, the Company agreed to pay Mr. Deputy $50,000, to be paid in $2,500 monthly increments, starting April 1, 2021. In addition, he was issued 250,000 shares of Petrolia common stock.

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

Joel Oppenheim, former Director, was issued 316,491 shares in January 2021 pursuant to a Director’s Fees Payable Agreement. The agreement stated that the shares were issued in full satisfaction of all outstanding director fees payable.

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

This information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report.

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

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets. The Company has been focusing on acquisitions in the Southwest United States and Canada while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions. We believe our asset mix of conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued production growth and future revenue growth.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012, we drilled and completed Nine (9) oil wells. During 2013, the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014, the Company drilled seven (7) new wells. In 2015, Nine (6) of the wells were completed, five (5) wells produced, one (1) did not produce, and one (1) well was not completed. During 2016, the Company had three (3) wells producing, ten (10) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed. During 2017, the Company had four (4) wells producing, ten (10) wells to workover, with one (1) injection well, and one (1) well not completed. During 2019, the Company had Nine (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed. During 2019 to date, the Company had Nine (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed.

Houston Gulf Energy defaulted on a Purchase and Sale Agreement for the NOACK field assets located in Milam County, Texas and the Company took proper measures to foreclose on the NOACK Assets on April 3, 2019 and reclaimed title to the property. The property was subsequently sold to FlowTex Energy L.L.C. for $400,000 with an effective closing date of September 1, 2019. The Sale Agreement includes customary indemnification obligations of the parties. As per the Sale Agreement, a $20,000 deposit was received on August 15, 2019 and a $355,000 payment on August 30, 2019; a $25,000 payment was due on August 30, 2020. On July 6, 2021, the remaining $25,000 accounts receivable was settled via the following: the purchaser remitted a cash payment of $8,995, as well as paying (on the Company’s behalf) $16,005 of outstanding property tax invoices previously incurred by the Company.

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

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended March 31, 2020 was $481,121, a decrease of $338,219 from the three months ended March 31, 2019. $346,241 of the decrease was due to reduced production. This decrease was offset by an average price increase of 7%, a dollar value difference of ($32,313) over the respective periods. Revenues associated with our U.S. properties totaled $6,489.

Operating Expenses

Operating expenses decreased by $39,821, to $1,200,693 for the three-month period ended March 31, 2020, compared to $1,240,514 for the three months ended March 31, 2019. Operating expenses decreased over the comparative period due a reduction of $119,834 of board compensation expense and a $91,516 decrease in lease operating expense. These decreases were offset with a $97,163 increase in depletion and a $39,466 in asset retirement obligation.

Other income (expense)

The Company incurred a net other expense balance of $312,081 for the three-month period ended March 31, 2020, compared to a net other income balance of $7,574, for the three-month ended March 31, 2019. The increase in expense was due to the following; a $145,750 increase in derivative liability expense due to warrants associated with the new loan and an increase of $146,887 in interest expense due to the new loan.

Foreign exchange loss increased by $8,397, to $25,822 for the three-month period ended March 31, 2020, compared to a $17,425 foreign exchange gain for the three months ended March 31, 2019. The increase resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the three months ended March 31, 2020 was $1,031,653, compared to a net loss of $413,600 for the three months ended March 31, 2019. The primary reason for the decrease in net income is due to decreased revenue from reduced production, and increased interest expense from new loans and related derivative liabilities.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2019 to March 31, 2020.

As of March 31, 2020, we had total current assets of $163,976 and total assets of $13,403,414. Our total current liabilities as of March 31, 2020 were $4,161,741 and our total liabilities as of March 31, 2020 were $8,731,568. We had negative working capital of $3,997,766 as of March 31, 2020.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $4,364,898 along with accounts payable and accrued liabilities, including amounts due to related parties, mainly consisting of accrued officer salaries of $632,520, in addition to asset retirement obligations of $1,649,728 (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

Net cash used in operating activities was $239,860 and $165,014 for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to the Company’s net loss, as well as a deposit made to fund a future acquisition, and the defaulted previous sale of the NOACK property.

Net cash used by investing activities was $1,374,353 and $120,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to the funds used to acquire the Canadian Properties with an offset due to the sale of the NOACK properties.

Net cash provided by financing activities was $1,652,674 and $67,188 for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily due to a new $1,000,000 and $487,000 from a number of new notes payable by two third-parties. (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

During the quarter ended March 31, 2020, the Company operated at a negative cash flow from operations of approximately $10,000 per month and our auditors have raised a going concern in their audit report as contained herein. Management is pursuing several initiatives to secure funding to increase production at both the SUDS and TLSAUs fields which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. The total amount required by the Company to accomplish this objective is approximately $2,000,000. The Company has resumed workover activities at SUDS and expects progress to continue past the 1st Quarter of 2020, funding permitting.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects. During the last 5 months, oil prices have trended upward to approximately $60.05 per barrel.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $53,521,544 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of March 31, 2020, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on May 26, 2021, under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

On April 3, 2019, the Company foreclosed on its promissory note receivable for the sale of the NOACK field, which was secured by lien under the note. On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the 83% leasehold net revenue interest and 100% working interest in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”). The Sale Agreement includes customary indemnification obligations of the parties. The purchaser agreed to pay $400,000 for the NOACK Assets with a $20,000 deposit received on August 15, 2019 and the entire balance of $355,000 to be received by September 30, 2019 (of which $155,000 was received on August 30, 2019 and the balance remains outstanding) with a final payment of $25,000 to be received on August 30, 2020. On July 6, 2021, the remaining $25,000 accounts receivable was settled via the following. The purchaser remitted a cash payment of $8,995, as well as paying (on the Company’s behalf) $16,005 of outstanding property tax invoices previously incurred by the Company.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of all equity securities sold by the Company during the period covered by this report and through the date of filing of this report, that were not registered under the Securities Act, which has not previously been included in a Current Report on Form 8-K or the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

On January 20, 2020, Jovian, a related party, purchased 1 unit of the debt private placement of $12,500 that was funded through their LOC. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares ($0.08 per share) of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. Jovian converted the debt into shares during 2020.

On February 29, 2020, the Company signed a consulting agreement with a third party to provide management services related to the SUDS field. The compensation related terms included the issuance of 250,000 shares of Common Stock. The shares were not issued until December 15, 2020.

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

PETROLIA ENERGY CORPORATION

August 3, 2021	By:	/s/ Zel C. Khan
Zel C. Khan
Chief Executive Officer
(Principal Executive Officer

August 3, 2021	By:	/s/ Paul M. Deputy
Paul M. Deputy
Interim Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	09/30/2018	000-52690
10.02	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	09/30/2018
10.03	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	09/30/2018	000-52690
10.04	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/2019
10.05	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019
10.06	Employment Agreement - Mark Allen dated September 1, 2020		8-K	10.06	09/01/2020
10.07	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.23	06/30/2019
10.08	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.24	06/30/2019
10.09	Executive Salary Payable Agreement – Mark Allen dated March 30, 2021		10-Q	10.25	06/30/2019
10.10	Debt to Equity Conversion Agreement – Mark Allen dated March 30, 2021		10-Q	10.26	06/30/2019
10.11	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.27	06/30/2019
10.12	M Allen $120,000 Loan Agreement @ 10% – dated 1/3/20	X
10.13	M Allen $125,000 Loan Agreement @10% - dated February 14, 2020	X
10.14	Reinhart $1,000,000 Loan Agreement @ 10% - dated January 6, 2020	X
10.15	SUDS Consulting Agreement (Funding)– M Allen $62,000 @ 10% - dated 2/29/20	X

10.16	American Resources Loan Agreement $50,000 – non interest bearing dated 02/28/20	X
14.1	Code of Ethical Business Conduct		10-Q	14.1	09/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	05/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	02/25/2019
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

