Form 10-Q
period 2020-06-30
Petrolia Energy Corp
filed 2021-09-24
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-52690

PETROLIA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Texas	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N Post Oak, Suite 400 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

(832-723-1266)

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of September 24, 2021.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$79,277	$34,513
Accounts receivable	5,000	5,000
Other current assets	39,443
Other current assets – related parties	474,581	135,195
Total current assets	598,301	174,708

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	14,491,934	12,913,972
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(2,128,918)	(1,663,994)
Net property and equipment	12,564,126	11,451,088

Other assets	560,441	944,055

Total Assets	$13,722,868	$12,569,851

LIABILITIES & STOCKHOLDERS EQUITY

Current liabilities
Accounts payable	$661,380	$598,028
Accounts payable – related parties	25,587	25,587
Accrued liabilities	923,325	677,891
Accrued liabilities – related parties	1,161,249	1,053,564
Notes payable, current portion	74,182	653,540
Notes payable – related parties	1,123,531	983,291
Total current liabilities	3,969,254	3,991,901

Asset retirement obligations	2,679,745	1,723,364
Notes payable, net of current portion	3,128,375	1,443,538
Derivative liability	273,499	24,509
Total Liabilities	10,050,873	7,183,312

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 165,296,226 and 164,548,726 shares issued and outstanding	165,296	164,549
Additional paid in capital	58,561,134	57,985,359
Shares to be issued	69,375	55,375
Accumulated other comprehensive income	(276,902)	(218,565)
Accumulated deficit	(54,847,107)	(52,600,378)
Total Stockholders’ Equity	3,671,995	5,386,539

Total Liabilities and Stockholders’ Equity	$13,722,868	$12,569,851

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Oil and gas sales
Oil and gas sales	$509,221	$800,006	$990,342	$1,619,344
Total Revenue	509,221	800,006	990,342	1,619,344

Operating expenses
Lease operating expense	732,992	949,410	1,336,421	1,645,143
Production tax	159	2,439	837	3,607
General and administrative expenses	315,195	357,457	560,458	686,491
Depreciation, depletion and amortization	220,929	246,055	523,307	447,828
Asset retirement obligation accretion	65,670	45,047	114,615	54,636
Total operating expenses	1,334,945	1,600,408	2,535,638	2,837,705

Loss from operations	(825,724)	(800,402)	(1,545,296)	(1,218,361)

Other income (expenses)
Interest expense	(182,051)	(61,104)	(367,864)	(103,654)
Foreign currency remeasurement gain	—	—	—	51,528
Gain on sale of assets	—	255,000	—	255,000
Other income (expense)	4,364	34,181	4,771	44,181
Change in fair value of derivative liabilities	(122,315)	(1,311)	(248,990)	17,764
Total other income (expenses)	(300,002)	226,766	(612,083)	264,819
Net loss	(1,125,726)	(573,637)	(2,157,379)	(953,542)

Series A Preferred Dividends	(44,675)	(44,675)	(89,350)	(88,859)

Net Loss Attributable to Common Stockholders	(1,170,401)	(618,311)	(2,246,729)	(1,042,401)

Other comprehensive income, net of tax
Foreign currency translation adjustments	70,966	(197,858)	(58,337)	(209,766)

Comprehensive loss attributable to Common Stockholders	$(1,099,435)	$(816,169)	$(2,305,066)	$(1,252,167)
Loss per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding	165,296,226	162,673,726	165,218,190	162,673,726

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional	Shares	Accumulated other		Stockholders’
	Preferred stock		Common stock		paid-in	to be	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at January 1, 2019	199,100	$199	162,673,726	$162,674	$57,253,595	$—	$8,273	$(49,531,272)	$7,893,469

Stock-based compensation	—	—	—	—	238,814	—	—	—	238,814
Common shares issued	—	—	—	—	—	150,000	—	—	150,000
Series A preferred dividends	—	—	—	—	—	—	—	(88,859)	(88,859)
Warrants issued as financing fees	—	—	—	—	32,758	—	—	—	32,758
Warrants issued with loans	—	—	—	—	38,249	—	—	—	38,249
Other comprehensive income (loss)	—	—	—	—	—	—	(209,766)	—	(209,766)
Net loss	—	—	—	—	—	—	—	(953,542)	(953,542)
Balance at June 30, 2019	199,100	$199	162,673,726	$162,674	$57,563,416	$150,000	$(201,493)	$(50,573,673)	$7,101,123

Balance at January 1, 2020	199,100	$199	164,548,726	$164,549	$57,985,359	$55,375	$(218,565)	$(52,600,378)	$5,386,539

Stock-based compensation	—	—	—	—	155,211	—	—	—	155,211
Common shares issued	—	—	591,250	591	54,784	(55,375)	—	—	—
Warrants issued as financing fees	—	—	—	—	20,555	—	—	—	20,555
Shares for conversion of related party debt	—	—	156,250	156	12,344	—	—	—	12,500
Warrants issued for loans	—	—	—	—	332,881	—	—	—	332,881
Stock to be issued	—	—	—	—	—	69,375	—	—	69,375
Other comprehensive income (loss)	—	—	—	—	—	—	(58,337)	—	(58,337)
Series A preferred dividends	—	—	—	—	—	—	—	(89,350)	(89,350)
Net loss	—	—	—	—	—	—	—	(2,157,379)	(2,157,379)
Balance at June 30, 2020	199,100	$199	165,296,226	$165,296	$58,561,134	$69,375	$(276,902)	$(54,847,107)	$3,671,995

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash Flows from Operating Activities
Net loss	$(2,157,379)	$(953,542)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	523,307	447,828
Asset retirement obligation accretion	114,615	54,636
Amortization of debt discount	101,256	3,586
Change in fair value of derivative liabilities	248,990	(17,764)
Gain on sale of assets	—	(255,000)
Warrants issued as financing fees	20,555	32,758
Stock-based compensation	155,211	238,814
Changes in operating assets and liabilities
Accounts receivable	—	(76,405)
Deposits	—	114,921
Other assets (current and non-current)	172,854	(120,000)
Accounts payable	77,885	26,486
Accounts payable – related parties	—	(11,210)
Accrued liabilities	162,901	22,245
Accrued liabilities – related parties	107,685	172,054
Net cash flows from operating activities	(472,120)	(320,593)

Cash Flows from Investing Activities
Proceeds on sale of NOACK property	—	120,000
Escrow for property purchase	—	(628,035)
Cash flows from investing activities	—	(508,035)

Cash Flows from Financing Activities
Proceeds from issuance of common stock		30,000
Proceeds from notes payable	441,680	863,124
Repayments on notes payable	(37,319)	(3,501)
Proceeds from related party notes payable	200,000	538,524
Repayments on related party notes payable	(48,160)	(398,411)
Shares to be issued	69,375	—
Cash flows from financing activities	625,576	1,029,736

Changes in foreign exchange rate	(108,692)	(209,766)

Net change in cash	44,764	(8,658)
Cash at beginning of period	34,513	13,779
Cash at end of period	$79,277	$5,121

SUPPLEMENTAL DISCLOSURES

	Three months ended June 30, 2020	Three Months Ended June 30, 2019
SUPPLEMENTAL DISCLOSURES
Interest paid	$101,693	$309
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	89,350	44,184
Debt discount on warrant issue	332,881	—
Shares for conversion of related party debt	12,500	—
Issuing of previous shares to be issued	55,375	—
Utikuma acquisition – purchase price	788,835	—
Utikuma acquisition – initial ARO	906,146	—
Third party loan for Utikuma purchase	1,000,000	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As at January 1, 2019	$2,443,747	$10,350,538	$12,794,285
Foreign currency translation	119,687	—	119,687
As at December 31, 2019	$2,563,434	$10,350,538	$12,913,972
Addition	1,694,981	—	—
Foreign currency translation	(117,019)	—	(117,019)
As at June 30, 2020	$4,141,396	$10,350,538	$14,491,934

Accumulated depletion
As at January 1, 2019	413,657	61,551	475,208
Dispositions	—	—	—
Impairment of oil and gas properties	—	—	—
Depletion	1,004,832	—	1,004,832
Foreign currency translation	40,487	—	40,487
As at December 31, 2019	$1,458,976	$61,551	$1,520,527

Depletion	515,432	—	515,432
Foreign currency translation	(66,601)	—	(66,601)
As at June 30, 2020	$1,907,807	$61,551	$1,969,358

Net book value as at December 31, 2019	$2,233,589	$10,288,987	$12,522,576
Net book value as at June 30, 2020	$733,777	$10,288,987	$11,022,764

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

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($560,441), necessary for the wells to continue in production after the acquisition. Additional funds ($474,581 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

5. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

			Balance at:
	Interest rate	Date of maturity	June 30, 2020	December 31, 2019
Truck loan (ii)	5.49%	January 20, 2022	13,065	16,141
Lee Lytton	—	On demand	3,500	—
Credit note I (iii)	12%	December 31, 2021	800,000	800,000
Credit note II (iv)	12%	December 31, 2021	346,040	346,038
Credit note III (v)	15%	December 31, 2021	750,000	750,000
Discount on Credit Note III	—	December 31, 2021	(15,539)	(25,101)
Credit Note IV (vi)	10%	June 30, 2021	895,000	—
Discount on Credit Note IV	—	June 30, 2021	(200,006)	—
Credit Note V (vii)	10%	June 30, 2021	100,000	—
Discount on Credit Note V	—	June 30, 2021	(18,304)	—
Credit Note VI (viii)	10%	June 30, 2021	125,000	—
Discount on Credit Note VI	—	June 30, 2021	(22,879)	—
SUDS Development Funding Note	10%	June 30, 2021	135,000	—
SUDS Development Funding Note	9%	June 30, 2021	25,000	—
Mark M Allen (not related party at balance sheet date)	12%	June 30, 2021	200,000	200,000
Origin Bank (PPP Loan)	—	April 23, 2020	56,680	—
M. Hortwitz	10%	On demand	10,000	10,000
			3,202,557	2,097,078
Current portion:			(74,182)	(653,540)
Long-term notes payable			$3,128,375	$1,443,538

(i)	Not used.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow Energy Ltd. (“Bow”), a former wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of its intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of the Company and Bow, and the occurrence of any event which would have a material adverse effect on the Company or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

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

(vi)

On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire in January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were placed in escrow for the future purchase of the Utikuma oil field (see Note 13: Subsequent Events)

(vii)

On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with a third party. The note bore interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire in January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775.

(viii)

On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire in February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903.

On January 15, 2019, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of 4% per annum and was to mature on January 15, 2020. On September 30, 2019, Jovian Petroleum Corporation reimbursed the $125,000 to the third party. Consequently, the $125,000 debt balances were transferred into the Jovian LOC and are now included in the $481,266 at December 31, 2019 (see Note 6: Related Party Notes Payable)

On January 6, 2020, the Company entered into a consulting agreement, with a third party, that included a funding clause where the Company borrowed $135,000 ($62,000 on January 6, 2020, $45,000 on May 18, 2020 and $28,000 on June 26, 2020) from a third party. The third party is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020.

On April 15, 2020, the Company entered into a consulting agreement, with a third party, that included a funding clause where the Company borrowed $25,000 from a third party. The third party is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bore interest at an interest rate of $9% per annum and matures on August 15, 2021.

On April 23, 2020, the Company was granted a $56,680 business loan through the Paycheck Payment Protection (PPP) program administered through the CARES act. The loan amount was based 2.5 times the Company’s average monthly payroll costs. The Company is in the process of applying for loan forgiveness and expects to be granted the forgiveness. If forgiveness is granted, the loan principal will not have to be repaid. If not, the loan will earn 1% annual interest and will mature in 2 years.

The following is a schedule of future minimum repayments of notes payable as of June 30:

2020	$74,182
2021	3,128,375
Thereafter	—
$3,202,557

6. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	June 30, 2020	December 31, 2019
Lee Lytton	—	On demand	—	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i)	—	On demand	176,900	217,208
Joel Oppenheim (i)	—	On demand	15,000	15,000
Jovian Petroleum Corporation(ii)	3.5%	December 31, 2021	456,631	362,583
Ivar Siem (iii)	12%	On demand	100,000	100,000
Ivar Siem (iii)	12%	On demand	75,000	75,000
Ivar Siem	—	On demand	50,000	—
Joel Oppenheim (iii)	12%	October 17, 2018	240,000	200,000
			$1,123,531	$983,291

(i)	Balances are non-interest bearing and due on demand.

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2020.

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

On February 28, 2020, the Company entered into a $50,000 loan agreement with a related party. The note does not bear any interest (0% interest rate) is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire in March 1, 2022. The warrants vest and will be issued on January 1, 2021.

The following is a schedule of future minimum repayments of related party notes payable as of June 30, 2020:

2020	$1,123,531
Thereafter	—
$1,273,531

7. DERIVATIVE FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

June 30, 2020	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	273,499	273,499
ARO liabilities	—	—	2,679,745	2,679,745

December 31, 2019
Derivative liabilities	—	—	24,509	24,509
ARO liabilities	—	—	1,723,364	1,723,364

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

On January 2, 2020, as an inducement to enter into a Loan Agreement, the Company issued warrants to purchase 5,000,000 shares of common stock with an exercise price of $0.10 per share in Canadian dollars (see Note 5) and expire in 36 months. The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $144,259.

A summary of the activity of the Company’s derivative liabilities is shown below:

Balance, January 1, 2019	$37,013
Additions	—
Fair value adjustments	(12,504)
As at December 31, 2019	24,509
Additions	144,259
Fair value adjustment	104,731
As at June 30, 2020	$273,499

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	June 30, 2020	December 31, 2019
Risk-free interest rate	2.27%	1.58% - 2.27%
Expected life	2.1 years	1.4 – 2.1 years
Expected dividend rate	0%	0%
Expected volatility	208%	208% - 240%

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

June 30, 2020
Inflation rate	1.92 - 2.15%
Estimated asset life	15 - 21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2018	$1,258,399	$251,223	$1,509,622
Accretion expense	123,474	26,150	149,624
Foreign currency translation	64,118	—	64,118
Asset retirement obligations, December 31, 2019	1,445,991	277,373	1,723,364
Acquisition of Canadian property - Utikuma	906,146
Accretion expense	100,535	14,080	114,615
Foreign currency translation	(64,380)	—	(64,380)
Asset retirement obligations, June 30, 2020	$2,388,292	$291,453	$2,679,745

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $89,350 were declared for the six months ended June 30, 2020.

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

On January 20, 2020, a related party, purchased 1 unit of the debt private placement with gross proceeds of $12,500. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. Jovian converted the debt into shares during 2020.

On February 29, 2020, the Company signed a consulting agreement with a third party to provide Management services related to the SUDS field. The compensation related terms included the issuance of 250,000 shares of Common Stock. The shares were not issued and earned until December 15, 2020.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	51,066,864	$0.20
Granted	12,250,000	0.15
Exercised	(125,000)	0.09
Expired	(6,148,028)	0.25
Outstanding at December 31, 2019	57,043,836	$0.14
Granted	10,400,000	0.16
Exercised	(1,650,000)	0.08
Expired	(17,715,000)	0.23
Outstanding at June 30, 2020	48,078,837	$0.16

As of June 30, 2020, the weighted-average remaining contractual life of warrants outstanding was 1.10 years (December 31, 2019 – 1.04 years).

As of June 30, 2020, the intrinsic value of warrants outstanding is $0.0 (December 31, 2019 - $8,256).

The table below summarizes warrant issuances during the six months ended June 30, 2020 and year ended December 31, 2019:

	June 30, 2020	December 31, 2019
Warrants granted:
Board of Directors and Advisory Board service	3,500,000	7,000,000
Private placements	—	3,750,000
Pursuant to financing arrangements	6,400,000	1,500,000
Pursuant to consulting agreements	500,000	—
Total	10,400,000	12,250,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	June 30, 2020	December 31, 2019
Risk-free interest rate	1.40% to 1.59%	1.94% to 2.39%
Expected life	2.0 -3.5 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	224% - 226%	240% - 283%

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

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($560,441 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($474,581 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

11. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Canada
Revenue	507,705	757,098	982,337	1,553,872
Production costs	(714,638)	(861,662)	(1,196,084)	(1,498,691)
Depreciation, depletion, amortization and accretion	(271,426)	(234,423)	(602,904)	(431,735)
Results of operations from producing activities	(478,359)	(338,987)	(816,651)	(376,554)

Total long-lived assets	2,794,030	1,675,158	580,551	1,675,158

United States
Revenue	1,516	42,908	8,005	65,472
Production costs	(18,513)	(90,187)	(141,173)	(150,059)
Depreciation, depletion, amortization and accretion	(15,173)	(11,632)	(30,173)	(16,093)
Results of operations from producing activities	(32,170)	(58,911)	(163,342)	(100,680)

Total long-lived assets	10,330,537	10,737,724	10,330,538	10,737,724

Total
Revenue	509,221	800,006	990,342	1,619,344
Production costs	(733,151)	(951,849)	(1,337,258)	(1,648,750)
Depreciation, depletion, amortization and accretion	(286,599)	(246,055)	(637,922)	(447,828)
Results of operations from producing activities	(510,529)	(397,898)	(984,838)	(477,234)

Total long-lived assets	13,124,567	12,412,882	13,124,567	12,412,882

The Company’s revenues are derived from the following major customers:
Customer A	1,516	42,908	8,005	65,472
Customer B	507,705	757,098	982,337	1,553,872
Total	509,221	800,006	990,342	1,619,344

13. SUBSEQUENT EVENTS

All of the transactions/events mentioned below occurred subsequent to June 30, 2020.

On February 29, 2020, the Company signed a consulting agreement with a third party to provide management services related to the SUDS field. The compensation related terms included the issuance of 250,000 shares of Common Stock. The shares were not issued and earned until December 15, 2020.

Effective July 13, 2020, Richard Dole, Joel Oppenheim and Saleem Nizami resigned as Directors on the Board. This reduced the size of the Board from seven to four members, which is helping to streamline the Company.

On September 1, 2020, the Board of Directors approved a contractual Employment Agreement between the Company and Mark M Allen to appoint him as the new President of the Company. Mr. Allen’s contract term is 6 months, with a cash payment of $90,000 in equal monthly installments of $15,000, including an option to extend. In addition, Mr. Allen is due to receive incentive compensation of 2,000,000 shares of common stock (1,000,000 were issued at signing and the remining shares are yet to be issued). He also is to receive 1,000,000 warrants at $0.08 per share that expire in 36 months and vest over a two-year period. Mr. Allen has been in the oil and gas industry for over 25 years, most recently as Vice President, Oil and Gas Consulting for Wipro Limited, a leading global consulting and information technology services firm. Prior to Wipro Limited, Mr. Allen was Vice President, Exploration and Production Services for SAIC, a Fortune 500 company.

On September 16, 2020, Zel C.Khan resigned as a member of the Board to solely focus on his role as the Chief Executive Officer of Petrolia Energy Corporation.

Company President, Mark M Allen, was issued 1,650,000 common shares for exercising warrants at $0.05 per share with cash proceeds of $82,500.

The Company signed an Executive Salary Payable Agreement with Zel Khan as the Chief Executive Officer. All of Mr. Khan’s previous salary obligation will be satisfied by the issuance of 1,992,272 shares of the Company, within 15 days of the signed agreement.

The Company entered into a promissory note with American Resources for $125,000. The Note bears interest at 10% per annum and is due in full at maturity on June 1, 2021. In addition, 500,000 shares of common stock were granted in association with the note.

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

Mark M Allen converted $30,000 of unpaid contract wages from early 2020 into 333,333 common shares of common stock at a rate of $0.09 per share.

Mark M Allen converted a defaulted secured loan of $270,000 that was due on December 15, 2019. The debt was converted at a rate of $0.05 per share and resulted in the issuance of 5,400,000 shares of common stock and 5,400,000 warrants to purchase common stock. The warrants have a strike price of $0.08 per share and expire in 36 months.

Joel Oppenheim, former Director, was issued 316,491 shares in January 2021 pursuant to a Director’s Fees Payable Agreement. The agreement stated that the shares were issued in full satisfaction of all outstanding director fees payable.

On August 31, 2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (“PCC”) and its assets for $6,500,000 (CAD) less any contingent liabilities. In consideration, initially the Company received a nonrefundable deposit of $200,000 on August 31, 2021. Subsequently, $2,000,000 will be received on the closing date of September 30, 2021, $1,000,000 on October 31, 2021, with a final payment of $3,300,000 on December 31, 2021. See Form 8-K filing reference in Exhibits section below.

Effective September 1, 2021, the Board accepted Zel Khan’s resignation as Chief Executive Officer (“CEO”). See Form 8-K filing reference in Exhibits section below.

Effective September 1, 2021, Mark M Allen was promoted from President to CEO. See Form 8-K reference in Exhibits section below.

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

Please see the “Glossary of Oil and Gas Terms” on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 27, 2021 (the “2019 Annual Report”) for a list of abbreviations and definitions used throughout this Report.

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

In August 2013, we became an oil and gas operator and took over the operation of 100% of our wells. During the fourth quarter of 2014, the Company hired Jovian Petroleum Corporation (“Jovian”) to survey the operations and well performance at the NOACK field. Their report identified paraffin buildup problems in the well bores and gathering lines as the main production issue for the Company to overcome. In December 2014, the Company signed an operating agreement with Jovian to assume full operational responsibility for the NOACK field under a fixed fee agreement of $10,000 per month for full operating field services. On March 1, 2015, the Company hired Zel C. Khan, our former CEO and director, who is a stockholder and former employee of Jovian. The CEO and President of Jovian is Quinten Beasley, our former director (resigned October 31, 2018).

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

Houston Gulf Energy defaulted on a Purchase and Sale Agreement for the NOACK field assets located in Milam County, Texas and the Company took proper measures to foreclose on the NOACK Assets on April 3, 2019 and reclaimed title to the property. The property was subsequently sold to FlowTex Energy L.L.C. for $400,000 with an effective closing date of September 1, 2019. The Sale Agreement includes customary indemnification obligations of the parties. As per the Sale Agreement, a $20,000 deposit was received on August 15, 2019 and a $355,000 payment on August 30, 2019. On July 6, 2021; the remaining $25,000 receivable was settled.

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

Utikuma field

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($560,441 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($474,581 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended June 30, 2020 was $509,221, a decrease of $290,785 from the three months ended June 30, 2019. The decrease was due to reduced production resulting from the Canadian operator filing bankruptcy in the first quarter of 2020. Revenues associated with our US properties totaled $1,516.

Our oil and gas revenue reported for the six months ended June 30, 2020 was $990,342, an decrease of $629,002 from the six months ended June 30, 2019. A total of $982,337 of the increase was attributable to the new operations associated with the Canadian Properties which were acquired after June 30, 2019. Revenues associated with our U.S. properties totaled $8,005.

Operating Expenses

Operating expenses decreased by $265,463, to $1,334,945 for the three-month period ended June 30, 2020, compared to $1,600,408 for the three months ended June 30, 2019. Operating expenses decreased over the comparative period due a reduction in general and administrative expense primarily due to reduced board compensation expense and a $216,418 decrease in lease operating expense.

Operating expenses decreased by $302,067, to $2,535,638 for the six-month period ended June 30, 2020, compared to $2,837,705 for the six months ended June 30, 2019. Operating expenses decreased over the comparative period due to a significant decrease of $308,722 in lease operating expenses and a $126,033 decrease in general and administrative expense which was primarily due to a decrease in equity related issuances (stock compensation expense) in connection with Mr. James Burns stepping down as the Company’s president, and the associated Separation Agreement. These decreases were offset by an increase in depreciation, depletion and amortization expense, both related to the acquisition of the Canadian properties on June 29, 2018. There was also a $59,979 increase in ARO accretion due to the acquisition of the Canadian properties.

Other income (expense)

The Company incurred a net other expense balance of $300,002 for the three-month period ended June 30, 2020, compared to a net other income balance of $226,766, for the three-month ended June 30, 2019. The increase in expense was due to the following; a $121,004 increase in derivative liability expense due to warrants associated with the new loan and an increase of $120,947 in interest expense due to the new loan. In addition, an increase in relative expense was due to the $255,000 gain on sale of the Noack property only recognized in 2019.

Other expenses increased by $876,902 to $612,083 for the six-month period ending June 30, 2020, compared to $(264,819) for the six-month period ending June 30, 2019. The increase was due to a $264,210 increase in interest expense due to the additional note agreements in 2020. There was also an increase of $266,754 in the change in fair value of derivative liabilities related to the $1,000,000 Reinhart note agreement that was signed in 2020. In addition, there were increases in foreign exchange losses and decreases in other income from 2019.

Foreign exchange loss was $0.0 for the six-month period ended June 30, 2020. It increased by $51,528, compared to a $51,528 foreign exchange gain for the six months ended June 30, 2019. The decrease resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the three months ended June 30, 2020 was $1,125,726, compared to a net loss of $573,637 for the three months ended June 30, 2019. The primary reason for the decrease in net income is due to decreased revenue from reduced production, and increased interest expense from new loans and related derivative liabilities.

Net loss for the six months ended June 30, 2020 was $2,157,379, compared to a net loss of $953,542 for the six months ended June 30, 2019. The primary reason for the increase in loss in 2020 compared to 2019 was due to Canadian acquisition related expenses and increased interest expense.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2019 to June 30, 2020.

As of June 30, 2020, we had total current assets of $598,301 and total assets of $13,722,868. Our total current liabilities as of June 30, 2020 were $3,969,253 and our total liabilities as of June 30, 2020 were $10,050,873. We had negative working capital of $3,370,952 as of June 30, 2020.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $4,476,088 along with accounts payable and accrued liabilities, including amounts due to related parties, mainly consisting of accrued officer salaries of $1,130,020, in addition to asset retirement obligations of $2,679,745 (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

Net cash used in operating activities was $472,120 and $320,593 for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to the Company’s purchase of the Utikuma properties. These funds were previously escrowed as a prepaid assets. In addition, there was a net loss that was offset by the defaulted previous sale of the NOACK property and reduced stock compensation expense.

Net cash from investing activities was $0.0 for the six months ended June 30, 2020 compared to net cash used of $508,035 for the six months ended June 30, 2019. The increase was primarily due to the funds used to acquire the Canadian Properties with an offset due to the sale of the NOACK properties.

Net cash provided by financing activities was $625,576 and $1,029,736 for the six months ended June 30, 2020 and 2019, respectively. The decrease of $404,160 was primarily due to the larger 2019 loan of $750,000 from a third party which was offset by only $441,680 in 2020 loans, from a number of new notes payable by three third-parties. (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

During the quarter ended June 30, 2020, the Company operated at a negative cash flow from operations of approximately $10,000 per month and our auditors have raised a going concern in their audit report as contained herein.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $54,532,874 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of June 30, 2020, our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on October 15, 2019, under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

PETROLIA ENERGY CORPORATION

September 24, 2021	By:	/s/ Mark M Allen
Mark M Allen
Chief Executive Officer
(Principal Executive Officer

September 24, 2021	By:	/s/ Paul M. Deputy
Paul M. Deputy
Interim Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	09/30/2018	000-52690
10.02	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	09/30/2018
10.03	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	09/30/2018	000-52690
10.04	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/2019
10.05	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019
10.06	Employment Agreement - Mark M Allen dated September 1, 2020		8-K	10.06	09/01/2020
10.07	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.23	06/30/2019
10.08	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.24	06/30/2019
10.09	Executive Salary Payable Agreement – Mark M Allen dated March 30, 2021		10-Q	10.25	06/30/2019
10.10	Debt to Equity Conversion Agreement – Mark M Allen dated March 30, 2021		10-Q	10.26	06/30/2019
10.11	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.27	06/30/2019
10.12	M Allen $120,000 Loan Agreement @ 10% – dated 1/3/20		10-Q	10.12	03/31/20
10.13	M Allen $125,000 Loan Agreement @10% - dated February 14, 2020		10-Q	10.13	03/31/20
10.14	Reinhart $1,000,000 Loan Agreement @ 10% - dated January 6, 2020		10-Q	10.14	03/31/20
10.15	SUDS Consulting Agreement (Funding)– M Allen $62,000 @ 10% - dated 2/29/20		10-Q	10.15	03/31/20
10.16	American Resources Loan Agreement $50,000 – non interest bearing dated 02/28/20		10-Q	10.16	03/31/20
10.17	SUDS Development Funding-Allen $25K	X
10.18	PPP Loan Agreement-$56K-04/23/20	X
10.19	Letter Agreement for sale of PCC to BSR for $6.5M, effective 08/31/21		8-K	10.19	09/02/21	000-52690
10.20	Resignation of Z Khan as CEO effective 09/01/21		8-K	10.20	09/03/21	000-52690
10.21	Promotion of M Allen from President to CEO effective 09/01/21		8-K	10.21	09/03/21	000-52690
14.1	Code of Ethical Business Conduct		10-Q	14.1	09/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	05/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	02/25/2019
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

