Form 10-Q
period 2020-09-30
Petrolia Energy Corp
filed 2021-12-13
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322  shares of common stock as of December 13, 2021.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$6,874	$34,513
Accounts receivable	5,000	5,000
Other current assets	39,443	—
Other current assets – related parties	484,864	135,195
Total current assets	536,181	174,708

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	11,355,742	12,913,972
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(2,502,963)	(1,663,994)
Net property and equipment	9,053,889	11,451,088

Other assets	572,585	944,055

Total Assets	$10,162,655	$12,569,851

LIABILITIES & STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$883,178	$598,028
Accounts payable – related parties	587	25,587
Accrued liabilities	1,166,085	677,891
Accrued liabilities – related parties	1,250,502	1,053,564
Notes payable, current portion	782,511	653,540
Notes payable – related parties, current portion	1,263,495	983,291
Total current liabilities	5,346,358	3,991,901

Asset retirement obligations	2,811,869	1,723,364
Notes payable, net of current portion	2,325,010	1,443,538
Derivative liability	198,137	24,509
Total Liabilities	10,681,374	7,183,312

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 165,296,226 and 164,548,726 shares issued and outstanding	165,296	164,549
Additional paid in capital	58,646,694	57,985,359
Shares to be issued	119,375	55,375
Accumulated other comprehensive income	(220,376)	(218,565)
Accumulated deficit	(59,229,907)	(52,600,378)
Total Stockholders’ Deficit	(518,719)	5,386,539

Total Liabilities and Stockholders’ Deficit	$10,162,655	$12,569,851

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Oil and gas sales
Oil and gas sales	$953,524	$834,321	$1,943,866	$2,453,665
Total Revenue	953,524	834,321	1,943,866	2,453,665

Operating expenses
Lease operating expense	1,125,921	949,314	2,462,342	2,594,457
Production tax		1,765	837	5,372
General and administrative expenses	213,167	360,064	773,625	1,046,555
Depreciation, depletion and amortization	353,343	279,816	876,650	727,644
Asset retirement obligation accretion	84,477	46,764	199,092	101,400
Loss on TLSAU abandonment	3,225,928	—	3,225,928	—
Total operating expenses	5,002,836	1,637,723	7,538,474	4,475,428

Loss from operations	(4,049,312)	(803,402)	(5,594,608)	(2,021,763)

Other income (expenses)
Interest expense	(175,380)	(74,192)	(543,244)	(177,846)
Foreign currency remeasurement gain	—	(17,153)	—	34,375
Gain on sale of assets	—	—	—	280,000
Other income (expense)	(188,795)	25,000	(184,024)	44,181
Change in fair value of derivative liabilities	75,362	(1,414)	(173,628)	16,350
Total other income (expenses)	(288,813)	(67,759)	(900,896)	197,060
Net loss	(4,338,125)	(871,161)	(6,495,504)	(1,824,703)

Series A Preferred Dividends	(44,674)	(44,675)	(134,025)	(133,534)

Net Loss Attributable to Common Stockholders	(4,382,799)	(915,836)	(6,629,529)	(1,958,237)

Other comprehensive income, net of tax
Foreign currency translation adjustments	175	7,138	(1,811)	(202,628)

Comprehensive loss attributable to Common Stockholders	$(4,382,624)	$(908,698)	$(6,631,340)	$(2,160,865)
Loss per share
(Basic and fully diluted)	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of shares of common stock outstanding	165,296,226	163,509,324	165,244,392	162,955,319

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional	Shares	Accumulated other		Stockholders’
	Preferred stock		Common stock		paid-in	to be	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at January 1, 2019	199,100	$199	162,673,726	$162,674	$57,253,595	$—	$8,273	$(49,531,272)	$7,893,469

Stock-based compensation	—	—	—	—	358,255	—	—	—	358,255
Common shares issued	—	—	1,875,000	1,875	148,125		—	—	150,000
Series A preferred dividends	—	—	—	—	—	—	—	(133,534)	(133,534)
Warrants issued as financing fees	—	—	—	—	50,758	—	—	—	50,758
Warrants issued with loans	—	—	—	—	38,249	—	—	—	38,249
Stock to be issued						28,500			28,500
Other comprehensive income (loss)	—	—	—	—	—	—	(202,628)	—	(202,628)
Net loss	—	—	—	—	—	—	—	(1,824,703)	(1,824,703)
Balance at September 30, 2019	199,100	$199	164,548,726	$164,549	$57,848,982	$28,500	$(194,355)	$(51,489,509)	$6,358,366

Balance at January 1, 2020	199,100	$199	164,548,726	$164,549	$57,985,359	$55,375	$(218,565)	$(52,600,378)	$5,386,539

Stock-based compensation	—	—	—	—	231,179	—	—	—	231,179
Common shares issued	—	—	591,250	591	54,784	(55,375)	—	—	—
Warrants issued as financing fees	—	—	—	—	30,147	—	—	—	30,147
Shares for conversion of related party debt	—	—	156,250	156	12,344	—	—	—	12,500
Warrants issued for loans	—	—	—	—	332,881	—	—	—	332,881
Stock to be issued	—	—	—	—	—	119,375	—	—	119,375
Other comprehensive income (loss)	—	—	—	—	—	—	(1,811)	—	(1,811)
Series A preferred dividends	—	—	—	—	—	—	—	(134,025)	(134,025)
Net loss	—	—	—	—	—	—	—	(6,495,504)	(6,495,504)
Balance at September 30, 2020	199,100	$199	165,296,226	$165,296	$58,646,694	$119,375	$(220,376)	$(59,229,907)	$(518,719)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash Flows from Operating Activities
Net loss	$(6,495,504)	$(1,824,703)
Adjustment to reconcile net loss to net cash provided by/(used in) operating activities:
Depletion, depreciation and amortization	876,650	727,644
Asset retirement obligation accretion	199,092	101,400
Amortization of debt discount	146,562	8,366
Change in fair value of derivative liabilities	173,628	(16,350)
Gain on sale of assets	—	(280,000)
Loss on TLSAU abandonment	3,225,928	—
Warrants issued as financing fees	30,147	50,758
Stock-based compensation	231,179	358,255
Changes in operating assets and liabilities
Accounts receivable	—	62,368
Other assets (current and non-current)	44,949	(3,587)
Accounts payable	268,099	93,021
Accounts payable – related parties	—	(16,907)
Accrued liabilities	357,899	(25,618)
Accrued liabilities – related parties	196,938	291,967
Net cash flows from operating activities	(744,433)	(473,386)

Cash Flows from Investing Activities
Proceeds on sale of NOACK property	—	495,000
Escrow for property purchase	—	(771,902)
Cash flows from investing activities	—	(276,902)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	30,000
Proceeds from notes payable	95,385	1,025,000
Repayments on notes payable	(4,619)	(5,286)
Proceeds from related party notes payable	615,000	356,998
Repayments on related party notes payable	(55,003)	(423,703)
Shares to be issued	119,375	28,500
Cash flows from financing activities	770,138	1,011,509

Changes in foreign exchange rate	(53,344)	(202,628)

Net change in cash	(27,639)	58,593
Cash at beginning of period	34,513	13,779
Cash at end of period	$6,874	$72,372

SUPPLEMENTAL DISCLOSURES

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
SUPPLEMENTAL DISCLOSURES
Interest paid	$113,756	$60,074
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	134,025	133,534
Debt discount on warrant issue	332,881	38,249
Settlement of accrued liabilities related party for common shares	—	17,000
Settlement of notes payable related party for common shares	—	113,000
Debt cancelled in sale of Bow Energy Ltd (Note 5)	—	33,144
Assumption of note payable by related party	—	125,000
Shares for conversion of related party debt	12,500	—
Issuing of previous shares to be issued	55,375	—
Utikuma acquisition – purchase price	788,835	—
Utikuma acquisition – initial ARO	906,146	—
Third party loan for Utikuma purchase	1,120,000	—
Related party loan payments on Company’s behalf	245,000	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2020 and December 31, 2019.

September 30, 2020	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	198,137	198,137
ARO liabilities	—	—	2,811,869	2,811,869

December 31, 2019
Derivative liabilities	—	—	24,509	24,509
ARO liabilities	—	—	1,723,364	1,723,364

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

4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As at January 1, 2019	$2,443,747	$10,350,538	$12,794,285
Foreign currency translation	119,687	—	119,687
As at December 31, 2019	$2,563,434	$10,350,538	$12,913,972
Addition	1,694,981	—	1,694,981
Disposition	—	(3,225,928)	(3,225,928)
Foreign currency translation	(27,283)	—	(27,283)
As at September 30, 2020	$4,231,132	$7,124,610	$11,355,742

Accumulated depletion
As at January 1, 2019	413,657	61,551	475,208
Dispositions	—	—	—
Impairment of oil and gas properties	—	—	—
Depletion	1,004,832	—	1,004,832
Foreign currency translation	40,487	—	40,487
As at December 31, 2019	$1,458,976	$61,551	$1,520,527

Depletion	852,710	—	852,710
Foreign currency translation	(37,681)	—	(37,681)
As at September 30, 2020	$2,274,005	$61,551	$2,335,556

Net book value as at December 31, 2019	$1,104,458	$10,288,987	$11,393,445
Net book value as at September 30, 2020	$1,957,126	$7,063,059	$9,020,186

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

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 525 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($560,441), necessary for the wells to continue in production after the acquisition. Additional funds ($484,864 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On July 27, 2020 the Company entered into a settlement agreement with Moon Company, Trustee of the O’Brien Mineral Trust, pursuant to which nine leases totaling approximately 3,800 acres of the 4,880 acre Twin Lakes San Andres Unit were forfeited as a part of the settlement agreement. Consequently, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the Trustee. The company accounted for the forfeiture of the TLSAU properties, in accordance with Reg S-W.T.Rule 4-10(c)(6). Accordingly, an analysis of multi-period reserve reports was performed and it was determined that 32% of the cumulative US full cost pool’s reserves were forfeited. This resulted in a write down of $3,225,928 of the US cost pool which was included in operating expenses. Note that both TLSAU and SUDS make up the US full cost pool.

5. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

			Balance at:
	Interest rate	Date of maturity	September 30, 2020	December 31, 2019
Truck loan (ii)	5.49%	January 20, 2022	11,830	16,141
Lee Lytton (viii)	—	On demand	3,500	—
Credit note I (iii)	12%	December 31, 2021	800,000	800,000
Credit note II (iv)	12%	December 31, 2021	346,040	346,038
Credit note III (v)	15%	December 31, 2021	750,000	750,000
Discount on Credit Note III	—	December 31, 2021	(10,757)	(25,101)
Credit Note IV (vi)	10%	June 30, 2021	875,000	—
Discount on Credit Note IV	—	June 30, 2021	(166,672)	—
Joel Oppenheim (vii), (viii)	12%	On demand	15,000
Joel Oppenheim (vii), (viii)	10%	On demand	176,900
Joel Oppenheim (i), (viii)	12%	On demand	240,000
Mark M Allen (viii)	12%	June 30, 2021		200,000
Origin Bank (PPP Loan)	—	April 23, 2020	56,680	—
M. Hortwitz (viii)	10%	On demand	10,000	10,000
			3,107,521	2,097,078
Current portion:			(782,511)	(653,540)
Long-term notes payable			$2,325,010	$1,443,538

(i)	On August 15, 2019, the Company entered into a loan agreement in the amount of $200,000 with Joel Oppenheim. The note bears interest at an interest rate of 12% per annum and payments of $50,000 are due monthly beginning September 2, 2019 with the remaining balance due in full at maturity on December 31, 2019. In association with the loan, the Company issued 200,000 warrants at an exercises price of $0.10 per share that expire on August 15, 2021. The warrants fully vest on maturity date. The notes are secured by a 50% Working Interest in the SUDS field and Noack field sale proceeds.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow Energy Ltd. (“Bow”), a former wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of its intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of the Company and Bow, and the occurrence of any event which would have a material adverse effect on the Company or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

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

During 2020, the LOC balance increased by $150,000 resulting in a $346,040 ending balance.

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

(vi)

On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire in January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020 they were used for the purchase of the Utikuma oil field (see Note 4: Evaluated Properties)

(vii)

Various Shareholder Advances provided by Mr. Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. The loans are now due on demand.

(viii)

These lenders are included in both Note 5 – Notes Payable and Note 6 – Related Party Notes Payable because their classification changed from the prior year to the current year. Specifically, in the prior year they were a third party lender and then they became a related party lender in the current year, or vice versa.

On January 15, 2019, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of 4% per annum and was to mature on January 15, 2020. On September 30, 2019, Jovian Petroleum Corporation reimbursed the $125,000 to the third party. Consequently, the $125,000 debt balances were transferred into the Jovian LOC and are now included in the $346,040 at September 30, 2020 (see Note 6: Related Party Notes Payable)

On April 23, 2020, the Company was granted a $56,680 business loan through the Paycheck Protection Program (PPP) administered through the CARES act. The loan amount was based 2.5 times the Company’s average monthly payroll costs. The Company is in the process of applying for loan forgiveness and expects to be granted the forgiveness. If forgiveness is granted, the loan principal will not have to be repaid. If not, the loan will earn 1% annual interest and will mature in 2 years.

The following is a schedule of future minimum repayments of notes payable as of September 30:

2020	$782,511
2021	2,325,010
Thereafter	—
$3,107,521

6. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	September 30, 2020	December 31, 2019
Lee Lytton (x)	—	On demand	—	3,500
Quinten Beasley	10%	October 14, 2016	10,000	10,000
Joel Oppenheim (i), (x)	—	On demand	—	217,208
Joel Oppenheim (i), (x)	—	On demand	—	15,000
Jovian Petroleum Corporation (ii)	3.5%	February 9, 2019	447,486	362,583
Mark M Allen – SUDS Development (ix), (x)	9%	June 30, 2021	55,000	—
Mark M Allen – SUDS Development (vii), (x)	10%	June 30, 2021	135,000	—
Mark M Allen (viii), (x)	12%	June 30, 2021	200,000	—
Mark M Allen (iv), (x)	10%	June 30, 2021	100,000	—
Discount on Mark M Allen ($100K)	—	June 30, 2021	(16,861)	—
Mark M Allen (v), (x)	10%	June 30, 2021	125,000	—
Discount on Mark M Allen ($125K)	—	June 30, 2021	(17,130)	362,583
Ivar Siem (vi)	12%	On demand	100,000	100,000
Ivar Siem (vi)	12%	On demand	75,000	75,000
Ivar Siem (vi)	Non interest	On Demand	50,000	—
Joel Oppenheim (x)	12%	October 17, 2018	—	200,000
			$1,263,495	$983,291

(i)	Not used

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2020.

(iii)	Not used.

(iv)

On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark M Allen. The note bore interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775.

(v)

On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark M Allen. The note bore interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire in February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903.

(vi)

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

On February 28, 2020, the Company entered into a $50,000 loan agreement with a related party. The note does not bear any interest (0% interest rate) is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on March 1, 2022. The warrants vest and will be issued on January 1, 2021.

(vii)

On January 6, 2020, the Company entered into a consulting agreement, with Mark M Allen, that included a funding clause where the Company borrowed $135,000 ($62,000 on January 6, 2020, $45,000 on May 18, 2020 and $28,000 on June 26, 2020) from a third party. The third party is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bore interest at an interest rate of 10% per annum and mature on June 30, 2020.

(viii)

During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark M Allen. The note bears interest at an interest rate of 12% per annum and matures on June 30, 2021. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36 month expiration period.

(ix)

On April 15, 2020, the Company entered into a consulting agreement, with Mark M Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. Mr. Allen is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bore interest at an interest rate of 9% per annum and matures on August 15, 2021.

(x)

These lenders are included in both Note 5 – Notes Payable and Note 6 – Related Party Notes Payable because their classification changed from the prior year to the current year. Specifically, in the prior year they were a third party lender and then they became a related party lender in the current year, or vice versa.

During 2019, $120,000 of related party notes and payables were converted to shares. Specifically, Leo Womack for $ 20,000, Joel Oppenheim for $40,000, Jovian for $40,000 and American Resources for $20,000. See Note 10 for further explanation.

The following is a schedule of future minimum repayments of related party notes payable as of September 30, 2020:

2020	$1,263,495
Thereafter	—
$1,263,495

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

A summary of the activity of the Company’s derivative liabilities is shown below:

Balance, January 1, 2019	$37,013
Additions	—
Fair value adjustments	(12,504)
As at December 31, 2019	24,509
Additions	144,259
Fair value adjustment	29,369
As at September 30, 2020	$198,137

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	September 30, 2020	December 31, 2019
Risk-free interest rate	2.27%	1.58% - 2.27%
Expected life	2.1 years	1.4 – 2.1 years
Expected dividend rate	0%	0%
Expected volatility	208%	208% - 240%

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

September 30, 2020
Inflation rate	1.92 - 2.15%
Estimated asset life	15 - 21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2018	$1,258,399	$251,223	$1,509,622
Accretion expense	123,474	26,150	149,624
Foreign currency translation	64,118	—	64,118
Asset retirement obligations, December 31, 2019	1,445,991	277,373	1,723,364
Acquisition of Canadian property - Utikuma	906,146		906,146
Accretion expense	177,839	21,253	199,092
Foreign currency translation	(16,733)	—	(16,733)
Asset retirement obligations, September 30, 2020	$2,388,292	$291,453	$2,811,869

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $134,025 were declared for the nine months ended September 30, 2020.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2019	51,066,864	$0.20
Granted	12,250,000	0.15
Exercised	(125,000)	0.09
Expired	(6,148,028)	0.25
Outstanding at December 31, 2019	57,043,836	$0.14
Granted	12,650,000	0.16
Exercised	(1,650,000)	0.08
Expired	(21,916,666)	0.23
Outstanding at September 30, 2020	46,127,170	$0.16

As of September 30, 2020, the weighted-average remaining contractual life of warrants outstanding was 1.10 years (December 31, 2019 – 1.04 years).

As of September 30, 2020, the intrinsic value of warrants outstanding is $0.0 (December 31, 2019 - $8,256).

The table below summarizes warrant issuances during the nine months ended September 30, 2020 and year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Warrants granted:
Board of Directors and Advisory Board service	4,500,000	7,000,000
Private placements	—	3,750,000
Pursuant to financing arrangements	750,000	1,500,000
Pursuant to consulting agreements	7,400,000	—
Total	12,650,000	12,250,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	September 30, 2020	December 31, 2019
Risk-free interest rate	1.40% to 1.59%	1.94% to 2.39%
Expected life	2.0 -3.5 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	224% - 226%	240% - 283%

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

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 525 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($560,441 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($484,864 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On September 1, 2020, the Company entered into an employment agreement with Mark Allen, to serve as President for a period of six months (with monthly extensions). The President was to be paid a salary of $15,000 a month. Also, the President was issued a signing bonus of 2,000,000 shares of common stock. One million (1,000,000) shares were to be issued upon signing and the remaining 1,000,000 shares are to be issued at the completion of a 6 month probationary period. In addition, the President was granted warrants to purchase 1,000,000 shares of common stock exercisable at $0.08 per share equally vesting over 24 months. The warrants expire in 36 months.

11. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Canada
Revenue	953,524	802,131	1,935,861	2,356,003
Production costs	(1,077,420)	(864,553)	(2,273,505)	(2,357,872)
Depreciation, depletion, amortization and accretion	(422,800)	(267,769)	(1,030,549)	(699,504)
Results of operations from producing activities	(546,696)	(330,191)	(1,368,193)	(701,373)

Total long-lived assets	1,957,126	1,389,374	1,957,126	1,389,374

United States
Revenue	—	32,190	8,005	97,662
Production costs	(48,501)	(86,526)	(189,674)	(241,957)
Depreciation, depletion, amortization and accretion	(15,020)	(12,047)	(45,193)	(28,140)
Loss on TLSAU abandonment	(3,225,928)	—	(3,225,928)	—
Results of operations from producing activities	(3,289,449)	(66,383)	(3,452,790)	(172,435

Total long-lived assets	7,096,763	10,350,677	7,096,763	10,350,677

Total
Revenue	953,524	834,321	1,943,866	2,453,665
Production costs	(1,125,921)	(951,079)	(2,463,179)	(2,599,829)
Depreciation, depletion, amortization and accretion	(437,820)	(279,816)	(1,075,742)	(727,644)
Loss on TLSAU abandonment	(3,225,928)	—	(3,225,928)	—
Results of operations from producing activities	(3,836,145)	(396,574)	(4,820,983)	(873,808)

Total long-lived assets	9,053,889	11,740,051	9,053,889	11,740,051

The Company’s revenues are derived from the following major customers:
Customer A	—	32,190	8,005	97,662
Customer B	953,524	802,131	1,935,861	2,356,003
Total	953,524	834,321	1,943,866	2,453,665

13. SUBSEQUENT EVENTS

All of the transactions/events mentioned below occurred subsequent to September 30, 2020.

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

On December 15, 2020, Company President, Mark M Allen, was issued 1,650,000 common shares for exercising warrants at $0.05 per share with cash proceeds of $82,500.

On December 22, 2020, the Company entered into a promissory note with American Resources for $125,000. The Note bears interest at 10% per annum and is due in full at maturity on June 1, 2021. In addition, 500,000 shares of common stock were granted in association with the note.

On January 25, 2021, the Company signed an Executive Salary Payable Agreement with Zel Khan as the Chief Executive Officer. All of Mr. Khan’s previous salary obligation will be satisfied by the issuance of 1,992,272 shares of the Company, within 15 days of the signed agreement.

Paul Deputy was reinstated as Interim Chief Financial Officer, signed a Settlement and Mutual Release Agreement. In exchange for releasing the Company for any current, outstanding payroll and/or service-related liability at January 29, 2021, the Company agreed to pay Mr. Deputy $50,000, to be paid in $2,500 monthly increments, starting April 1, 2021. In addition, on January 29, 2021 Mr. Deputy was issued 250,000 shares of Petrolia common stock.

Joel Oppenheim, former Director, was issued 316,491 shares in January 2021 pursuant to a Director’s Fees Payable Agreement. The agreement stated that the shares were issued in full satisfaction of all outstanding director fees payable.

On March 30, 2021, Mark M Allen converted $30,000 of unpaid contract wages from early 2020 into 333,333 common shares of common stock at a rate of $0.09 per share.

On March 30, 2021, Mark M Allen converted a defaulted secured loan of $270,000 that was due on December 15, 2019. The debt was converted at a rate of $0.05 per share and resulted in the issuance of 5,400,000 shares of common stock and 5,400,000 warrants to purchase common stock. The warrants have a strike price of $0.08 per share and expire in 36 months.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Petrolia” and “Petrolia Energy Corp.” refer specifically to Petrolia Energy Corp. and its wholly-owned subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this Report in reference to crude oil or other liquid hydrocarbons;
●	“Boe” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;
●	“Mcf” refers to a thousand cubic feet of natural gas;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We were incorporated in Colorado on January 16, 2002. In February 2012, we decided it would be in the best interests of our shareholders to no longer pursue our original business plan and, in April 2012, we became active in the exploration and development of oil and gas properties.

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

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place assets. The Company has been focusing on acquisitions in the Southwest United States and Canada while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions. We believe our mix of oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

Our strategy is to acquire low risk, conventionally producing oil fields. This strategy allows us to incorporate new technology to minimize risk and maximize the recoverability of existing reservoirs. This approach allows us to minimize the environmental impact caused by exploratory development.

Our activities will primarily be dependent upon available financing.

Oil and gas leases are considered real property. Title to properties which we may acquire will be subject to landowner’s royalties, overriding royalties, carried working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, liens for amounts owing to persons operating wells, and other encumbrances. As is customary in the industry, in the case of undeveloped properties, little investigation of record title will be made at the time of acquisition (other than a preliminary review of local records.

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

In April 2013, the Company entered into a lease pertaining to a 423-acre tract in Milam County, Texas, which is adjacent to the Company’s original 200-acre lease. The Company issued 500,000 shares of its common stock as consideration for a 100% working interest (83.33% net revenue interest) in such lease.

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

During the period from our inception to December 31, 2011, we did not drill any oil or gas wells. During the year-ended December 31, 2012, we drilled and completed six (6) oil wells. During 2013, the Company drilled and completed three (3) wells of which one (1) was converted to an injection well. During 2014, the Company drilled seven (7) new wells. In 2015, six (6) of the wells were completed, five (5) wells produced, one (1) did not produce, and one (1) well was not completed. During 2016, the Company had three (3) wells producing, ten (10) wells to workover, with one (1) injection well, one (1) that did not produce, and one (1) well not completed. During 2017, the Company had four (4) wells producing, ten (10) wells to workover, with one (1) injection well, and one (1) well not completed. During 2019, the Company had six (6) wells producing, eight (8) wells to workover, with one (1) injection well, and one (1) well not completed.

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

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico and consists of 880 acres with approximately 38 wells.

TLSAU is currently shut-in awaiting capital allocation to complete some regulatory plugging requirements.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company for the aggregate value of $50,000.

The Company may engage in the oil field service business in the U.S.

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

Utikuma field

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($560,441 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($484,864 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended September 30, 2020 was $953,524, an increase of $119,203 from the three months ended September 30, 2019. The increase was due to the purchase of the Utikuma field and its related sales during the quarter. Revenues associated with our US properties totaled $0.0 during this period.

Our oil and gas revenue reported for the nine months ended September 30, 2020 was $1,943,866, an decrease of $509,799 from the nine months ended September 30, 2019. The decrease was due to a significant decrease in the CONA production in 2020, compared to the respective period in 2019. Those decreases were offset by the production from the newly purchased Utikuma field. Revenues associated with our U.S. properties totaled $8,005.

Operating Expenses

Operating expenses increased by $3,365,113, to $5,002,836 for the three-month period ended September 30, 2020, compared to $1,637,723 for the three months ended September 30, 2019. The operating expense increase was primarily due to the forfeiture of a number of TLSAU leases of $3,225,928. In addition, there was an increase of $176,607 in lease operating expenses, with an offsetting decrease of $146,897 in general and administrative expense primarily due to reduced board compensation expense.

Operating expenses increased by $3,063,046, to $7,538,474 for the nine-month period ended September 30, 2020, compared to $4,475,428 for the nine months ended September 30, 2019. The operating expense increase was primarily due to the forfeiture of a number of TLSAU leases of $3,225,928. There were also increases in depreciation, depletion and amortization expense of $149,006 related to the acquisition of the two Canadian properties on June 29,2018 and May 29, 2020. ARO accretion also increased by $97,692. These increases were offset by a decrease of $132,115 in lease operating expenses and a $272,930 decrease in general and administrative expense which was primarily due to a decrease in equity related issuances (stock compensation expense) in connection with Mr. James Burns stepping down as the Company’s president, and the associated Separation Agreement.

Other income (expense)

The Company incurred a net other expense balance of $288,813 for the three-month period ended September 30, 2020, compared to a net other income balance of $67,759, for the three-month ended September 30, 2019. The primary cause of the increase was a $101,188 increase in interest expense due to the new loan. Also, an increase in relative expense was due to the $113,905 loan origination fee.

Other expenses increased by $1,097,956 to $900,896 for the nine-month period ending September 30, 2020, compared to $(197,060) for the nine-month period ending September 30, 2019. The primary cause of the increase was a $365,398 increase in interest expense due to the additional note agreements in 2020. There was also an increase of $189,978 in the change in fair value of derivative liabilities related to the $1,000,000 Reinhart note agreement that was signed in 2020. In addition, there were increases in foreign exchange losses and decreases in other income from 2019 related to the gain on sale of the Noack property.

Foreign exchange loss was $0.0 for the nine-month period ended September 30, 2020. It increased by $34,375, compared to a $34,375 foreign exchange gain for the nine months ended September 30, 2019. The decrease resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the three months ended September 30, 2020 was $4,338,125, compared to a net loss of $871,161 for the three months ended September 30, 2019. The primary reason for the decrease in net income is due to the forfeiture of the TLSAU leases, as well as a decrease in revenue from reduced production, and increased interest expense from new loans and related derivative liabilities.

Net loss for the nine months ended September 30, 2020 was $6,495,504, compared to a net loss of $1,824,703 for the nine months ended September 30, 2019. The primary reason for the increase in loss in 2020 compared to 2019 was due to the forfeiture of the TLSAU leases as well as the Canadian acquisition related expenses and increased interest expense.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2019 to September 30, 2020.

As of September 30, 2020, we had total current assets of $536,181 and total assets of $10,162,655. Our total current liabilities as of September 30, 2020 were $5,346,358 and our total liabilities as of September 30, 2020 were $10,681,374. We had negative working capital of $4,810,177 as of September 30, 2020.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $6,787,603 along with accounts payable and accrued liabilities, including amounts due to related parties, mainly consisting of accrued officer salaries of $1,185,270, in addition to asset retirement obligations of $2,811,869 (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

Net cash used in operating activities was $744,433 and $473,386 for the nine months ended September 30, 2020 and 2019, respectively. The primary cause for the increase was due to the forfeiture of a number of TLSAU leases. In addition, the was an increase related to the Company’s loan funding for the purchase of the Utikuma properties. These funds were previously escrowed as a prepaid assets. In addition, there was a net loss that was offset by the defaulted previous sale of the NOACK property and reduced stock compensation expense.

Net cash from investing activities was $0.0 for the nine months ended September 30, 2020 compared to net cash used of $276,902 for the nine months ended September 30, 2019. The increase was primarily due to the funds used to acquire the Canadian Properties with an offset due to the sale of the NOACK properties.

Net cash provided by financing activities was $770,138 and $1,011,509 for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $404,160 was primarily due to the larger 2019 loan of $750,000 from a third party which was offset by only $615,000 in 2020 loans, from a number of new notes payable by two third-parties and Mark M Allen. (see “Part I – Item 1. Financial Statements - Note 5. Notes Payable”, above for information regarding outstanding debt obligations).

During the quarter ended September 30, 2020, the Company operated at a negative cash flow from operations of approximately $10,000 per month and our auditors have raised a going concern in their audit report as contained herein.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

As of September 30, 2020, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not currently a party to any material legal proceeding. All legal disputes have been disclosed. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

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

This Form 10-Q filing is being filed well past the due date. As of the date of this filing, we are deficient in filing our quarterly reports on Form 10-Q for the calendar year 2021. Shareholders may have less information to determine the value of our common stock if we fail to timely make filings with the SEC and/or fail to make such filings with the SEC.

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

PETROLIA ENERGY CORPORATION

December 13, 2021	By:	/s/ Mark M Allen
Mark M Allen
Chief Executive Officer
(Principal Executive

December 13, 2021	By:	/s/ Paul M. Deputy
Paul M. Deputy
Interim Chief Financial Officer
(Financial and Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	09/30/2018	000-52690
10.02	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	09/30/2018
10.03	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	09/30/2018	000-52690
10.04	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/2019
10.05	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019
10.06	Employment Agreement - Mark M Allen dated September 1, 2020		8-K	10.06	09/01/2020
10.07	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.23	06/30/2019
10.08	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.24	06/30/2019
10.09	Executive Salary Payable Agreement – Mark M Allen dated March 30, 2021		10-Q	10.25	06/30/2019
10.10	Debt to Equity Conversion Agreement – Mark M Allen dated March 30, 2021		10-Q	10.26	06/30/2019
10.11	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.27	06/30/2019
10.12	M Allen $120,000 Loan Agreement @ 10% – dated 1/3/20		10-Q	10.12	03/31/20
10.13	M Allen $125,000 Loan Agreement @10% - dated February 14, 2020		10-Q	10.13	03/31/20
10.14	Reinhart $1,000,000 Loan Agreement @ 10% - dated January 6, 2020		10-Q	10.14	03/31/20
10.15	SUDS Consulting Agreement (Funding)– M Allen $62,000 @ 10% - dated 2/29/20		10-Q	10.15	03/31/20
10.16	American Resources Loan Agreement $50,000 – non interest bearing dated 02/28/20		10-Q	10.16	03/31/20
10.17	SUDS Development Funding-Allen $25K		10-Q	10.17	06/30/20
10.18	PPP Loan Agreement-$56K-04/23/20		10-Q	10.18	06/30/20
10.19	Letter Agreement for sale of PCC to BSR for $6.5M, effective 08/31/21		8-K	10.19	09/02/21	000-52690
10.20	Resignation of Z Khan as CEO effective 09/01/21		8-K	10.20	09/03/21	000-52690
10.21	Promotion of M Allen from President to CEO effective 09/01/21		8-K	10.21	09/03/21	000-52690
10.22	Lazy D Ranch Loan Agreement 09/02/20 - $75K	X
10.23	8-K Lazy D Ranch Settlement (SUDS)		8-K	10.22	11/12/21	000-52690
14.1	Code of Ethical Business Conduct		10-Q	14.1	09/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	05/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	02/25/2019
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

