Form 10-K
period 2020-12-31
Petrolia Energy Corp
filed 2022-05-16
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52690

PETROLIA ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

texas	86-1061005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 N. Post Oak Road, Suite 400 Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 832-723-1266

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, was approximately $3,415,018

As of May 12, 2022, the registrant had 176,988,322 outstanding shares of common stock.

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

Plan of Operation

Since 2015, we have established a strategy to acquire, enhance and redevelop high-quality, resource in place assets. As of 2018, the Company has included strategic acquisitions in western Canada while actively pursuing the strategy to execute low-cost operational solutions, and affordable technology. We believe our conventional, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued oil production growth and future revenue growth.

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of 2,604 acres located in Creek County, Oklahoma and Petrolia owns a 100% Working Interest (“WI”) with a 76.5% net revenue interest (NRI). Our engineering reports and analysis indicate there is still considerable recoverable reserves remaining.

A capital project was completed to rebuild our field tank battery, consisting of two free water knockout units, four oil stock tanks and one fiberglass saltwater tank. We also have one disposal well. The SUDS field is currently shut-in while awaiting sufficient capital to recomplete the wells and repair the flow lines.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico. TLSAU is currently shut-in awaiting confirmation of lease acreage held, then capital allocation to complete some regulatory plugging requirements.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC (“Askarii”), a private Texas based oil & gas service company for the aggregate value of $50,000.

Canadian properties – Luseland, Hearts Hill and Cuthbert fields

On June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The Canadian Properties and the Working Interest were acquired from Blue Sky Resources (a related party). Blue Sky Resources had previously acquired an 80% working interest from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky Resources to obtain the rights to acquire an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky Resources for the additional 3% Working Interest was $150,000.

On February 16, 2022, Petrolia Canada Corporation (PCC), a wholly owned subsidiary of Petrolia Energy Corporation (PEC), entered into a Purchase and Sale Agreement (PSA) and Debt Settlement Agreement (DSA) with Prospera Energy, Inc. whereby PCC sold its 28% working interest in the Luseland, Hearts Hill and Cuthbert fields.

Utikuma Lake field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bpd of light oil. The working interest was acquired from Blue Sky Resources. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky Resources.

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($560,441 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($385,337 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

The following table shows our producing wells, developed acreage, and undeveloped acreage as of December 31, 2020, for the Oklahoma, New Mexico and Alberta/Saskatchewan properties:

State/Province	Productive Wells			Developed Acreage		Undeveloped Acreage (1)
	Gross		Net	Gross	Net	Gross	Net
Oklahoma	101	(2)	3	2,604	2,604	0	0
New Mexico	38	(3)	0	1,080	1,080	0	0
Alberta/Saskatchewan	316		218	47,766	36,766	21,760	21,760

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

(2)	Represents three (3) wells that were worked-over and capable of producing oil.

(3)	The field was shut in for repairs and remediation work for the majority of 2020.

The following table shows the status of our gross acreage as of December 31, 2020, for the Oklahoma, New Mexico and Alberta/Saskatchewan properties:

State/Province	Held by Production	Not Held by Production
Oklahoma	2,604	—
New Mexico	1,080	—
Alberta/Saskatchewan	47,766	—

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

	Average Sales Price (per Bbls) ($)	Average Production Cost (per Bbls) ($)	Oil Production (Bbls)
Oklahoma
2018	45.55	3,341.49	31
2019	(1)	(1)	(1)
2020	38.18	319.75	810
New Mexico
2018	48.87	1,146.90	106
2019	(1)	(1)	(1)
2020	33.31	94.16	309
Alberta/ Saskatchewan
2018	22.27	24.56	50,765
2019	37.62	30.71	91,917
2020	30.42	35.92	94,016

(1)	Note that in 2019, no sales or production occurred for the Oklahoma and New Mexico properties.

Below are estimates of our cumulative net proved reserves of all fields, as of December 31, 2020, net to our interest. Our proved reserves are located in Oklahoma, New Mexico and Canada.

Estimates of volumes of proved reserves at December 31, 2020 are presented in barrels (Bbls) for oil and, for natural gas, in thousands of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved:
Developed	1,091,520	63,190
Undeveloped	66,160
Total	1,157,680	63,190

●	Bbl - refers to one barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.
●	Mcf - refers to one thousand cubic feet.
●	A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first day-of-the-month price for oil and gas during the twelve-month period ended December 31, 2020. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$47,647,500
Deductions (including estimated taxes)	$(27,352,340)
Future net cash flow	$20,295,160
Discounted future net cash flow	$7,956,920

MKM Engineering prepared the estimates of our proved reserves, future production and income attributable to our leasehold interests in the United States and Canada as of December 31, 2020. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the reserve report. Ms. Mudrone has more than 25 years of practical experience in the estimation and evaluation of petroleum reserves. MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

Mark Allen, our CEO, oversaw preparation of the reserve estimates by MKM Engineering. We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2020 in those cases where such data was considered to be definitive.

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

Employees

As of December 31, 2020, we have two full-time employees and no part-time employees. As of May 12, 2022, the Company has zero full-time employees and zero part-time employees, and two contractors.

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

Our oil exploration and production activities, including well stimulation and completion activities which include, among other things, hydraulic fracturing, involve a variety of operating risks, including fires, explosions, blow-outs and surface craters, uncontrollable flows of oil and formation water. If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution and other environmental damage.

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

Economic Uncertainty

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a volatile real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment and inflation, have precipitated economic uncertainty. Concerns about global economic growth and inflation have had a significant adverse impact on global financial markets and commodity prices.

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

Cash Management

Our cash flows from operations and access to capital are subject to a number of variables, including: our estimated proved oil and natural gas reserves; the amount of oil and natural gas we produce from existing wells; the prices at which we sell our production; the costs of developing and producing our oil and natural gas reserves; our ability to acquire, locate and produce new reserves; the ability and willingness of banks to lend to us; and our ability to access the equity and debt capital markets. In addition, future events, such as terrorist attacks, wars or combat peace-keeping missions, financial market disruptions, general economic recessions, inflation, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, overstated reserves estimates by major public oil companies and disruptions in the financial and capital markets have caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

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

Production Growth

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

Alternative Energy

Because our operations depend on the demand for oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

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

Equity Dilution

Our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Illiquid and Volatile Equity Environment

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Our stock is currently not actively traded because of SEC Rule 15c2-11. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

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

Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise extreme caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, be sustained. Extreme caution should be taken when considering purchasing Petrolia’s common stock.

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

Administrative Proceedings

File No. 3-20724 was filed by the SEC seeking to revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act. The Company has filed a response to the SEC's motion, but there is no assurance that the Company will be successful, and that the registration of the Company's securities will not be revoked.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to the Company as a “smaller reporting”/“non-accelerated filer”.

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd., Suite 400, Houston, Texas 77024.

At December 31, 2020 we terminated our sublease of office space and entered into an executive office sharing agreement which allows the Company to use approximately 800 square feet of work space, on an as needed basis. The space costs $100 per month, and is contracted on a month-to-month basis.

The Company’s oil and gas properties are described under “Item 1. Business”, above, and below under “Note 4. “Evaluated Properties” in the consolidated audited financial statements attached hereto.

ITEM 3. LEGAL PROCEEDINGS.

On March 11, 2022, Petrolia Energy Corporation (“Petrolia” or the “Company”) and Petrolia Canada Corporation (“Petrolia Canada”), an affiliate of Petrolia’s, filed a lawsuit in District Court, Harris County Texas against Jovian Petroleum Corporation, Zel Khan and Quinten Beasley (herein collectively after referred to as the “Defendants”). The case is assigned to Judge Jaclanel McFarland, of the 133rd Judicial District Court of Harris County, Texas under Cause No. 2022-15278.

In their filed petition against the Defendants, Petrolia and Petrolia Canada claim fraud and breach of contract against all the named Defendants and, in addition to those two (2) claims, they also assert breach of fiduciary duty claims against Defendants Zel Khan and Quinten Beasley. Defendant Zel Khan was a former CEO and Director of Petrolia and Defendant Quinten Beasley was a former Senior Vice President and Director of Petrolia Canada.

Petrolia and Petrolia Canada are demanding a jury trial and are seeking monetary relief of more than ONE MILLION US DOLLARS ($1,000,000.00) in their lawsuit filed against the Defendants. In the lawsuit filed by the two (2) companies against the Defendants, referenced above, they seek judgment against the Defendants for (i) actual damages in the amount of lost revenue and economic losses, (ii) punitive damages, (iii) pre-and post-judgment interest, (iv) court costs, (v) attorneys’ fees, and (vi) any other relief to which Petrolia and Petrolia Canada are entitled.

On March 16, 2022, Petrolia Canada Corporation received a Notice of Intention to Retain Collateral Pursuant to Section 62 of the Personal Property Security Act (Alberta) from the counsel of Blue Sky Resources Ltd. related to a Loan Agreement and General Security Agreement between Petrolia Canada Corporation and Emmett Lescroart. Petrolia Canada Corporation was notified that Blue Sky Resources Ltd., as assignee of the Emmet Lescroart loan, intends to retain the Utikuma loan collateral pursuant to the General Security Agreement with Petrolia Canada Corporation. On March 30, 2022, Petrolia Canada Corporation’s counsel responded to Blue Sky Resources, Ltd. with a Notice of Objection.

On January 28, 2022, the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934 to suspend for a period not exceeding twelve months or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Division of Enforcement at the Securities and Exchange Commission (the “Division”) filed a Motion for Summary Disposition in this matter and the Company filed a Response to the Motion for Summary Disposition in April 2022. On May 5, 2022, the Division filed its Response in Support of its Motion for Summary Disposition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

When allowed to be traded, our common stock is quoted under the symbol “BBLS” on the OTC Pink Sheet market operated by OTC Markets Group. Our common stock is currently not traded because of SEC Rule 15c2-11.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company. Extreme caution should be taken when evaluating the purchase of Petrolia Energy common stock.

The following tables set forth the range of high and low sales prices for our common stock for the periods indicated as reported by the OTC Pink Sheet market operated by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2020	$0.090	$0.031
June 30, 2020	$0.079	$0.023
September 30, 2020	$0.053	$0.011
December 31, 2020	$0.040	$0.013

Quarter Ended	High	Low

March 31, 2019	$0.140	$0.065
June 30, 2019	$0.108	$0.040
September 30, 2019	$0.087	$0.055
December 31, 2019	$0.090	$0.035

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

Petrolia Energy Corporation is currently not being actively traded because of SEC Rule 15c2-11.

Holders of Our Common Stock

As of December 31, 2020, we had 168,696,226 outstanding shares of common stock and approximately 279 shareholders of record. As of May 12, 2022, we had 176,988,322 outstanding shares of common stock and approximately 279 shareholders of record.

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

As of December 31, 2020, there are 199,100 preferred shares outstanding with 21 preferred shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2020, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan Category	Number of securities to issue upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders (1)	—	N/A	40,000,000
Equity compensation plans not approved by shareholders	40,764,667	$0.13 per share	—
Total	40,764,667	$0.13 per share	40,000,000

(1)	The Company’s 2015 Stock Incentive Plan, as amended (the “Plan”) provides for up to 40,000,000 of awards. At present, no shares have been issued from the Plan.

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

On October 25, 2021, the Board of Directors of the Company approved the filing of a Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series B Preferred Stock with the Secretary of State of Texas, which designation was filed with, and became effective with, the Secretary of State of Texas on October 25, 2021. The Series B Designation designated three shares of Series B Preferred Stock. The Company issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class.

In October and November of 2021, and January 2022, the Company entered into various subscription agreements with certain accredited investors, pursuant to which the Subscribers agreed, subject to certain conditions in the Subscription Agreements, to purchase an aggregate amount of 11,000 shares of the Company’s newly designated shares of Series C Convertible Preferred Stock, par value $0.10 per share at $10.00 per share. Investors in the offering include the Company’s director, Leo Womack, who purchased $50,000 in shares of Series C Preferred Stock (5,000 shares).

All shares granted for goods or services and settlement of liabilities during the year ended December 31, 2020, and through the date of the filing of this Report were valued based on the fair value of the shares issued.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales, grants and issuances described above since the foregoing issuances and grants did not involve a public offering, the recipients were (a) “accredited investors”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances, and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

ITEM 6. (RESERVED)

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

Results of Operations

Revenues

Revenue for the year ended December 31, 2020 was $2,892,241, a decrease of $24,493 from the prior year. The decrease was primarily due to a minor decrease in the production from our CONA asset.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $12,582,555, an increase of $6,596,264 from the prior year. This was primarily due to the forfeiture of TLSAU leases resulting in a $6,225,103 loss and impairments of $396,922 in our U.S. properties. In addition, there was an increase in the following expense resulting from the newly acquired Canadian properties: $245,408 increase in lease operating expense, $110,262 increase in depreciation, depletion and amortization, and a $138,314 increase in asset retirement obligation. These increases were offset by $547,665 due to the reduction in compensation of executive management and board members.

Other Income/Expenses

Other income/expenses for the year ended December 31, 2020 were net expenses of $619,006, an increase of expenses of $797,365 from the prior year. The primary cause for the increase was the $456,481 increase in interest expense. This increase was the result of a number of newly signed loan agreements. In addition, derivative liability expenses increased by $171,793 due to warrants issued related to new debt. These increases were offset by other income of $265,663 which was primarily due assets sold in relation to the Utikuma Canadian property purchase.

Net Loss

The net loss for the year ended December 31, 2020 was $10,309,019, compared to net loss of $2,890,901 for the year ended December 31, 2019, a decrease of $7,418,118 from the prior year for the reasons described above, primarily the forfeiture of the TLSAU leases and impairment of U.S. properties.

Liquidity and Capital Resources

As of December 31, 2020, we had total current assets of $199,488 and total assets of $7,159,904. Our total current liabilities as of December 31, 2020 were $7,478,605 and our total liabilities were $11,301,018. We had negative working capital of $7,279,117 as of December 31, 2020.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include asset retirement obligations of $3,624,133, accrued liabilities and related party accrued liabilities of $2,324,084, notes payable of $3,037,737 and related party notes payable of $1,035,329.

Operating activities used $277,599 in cash for the year ended December 31, 2020. Our net loss of $10,309,019 was the main component of our negative operating cash flow, partially offset by the TLSAU loss on forfeiture of $6,255,103 and asset impairment of $396,922.

Net cash used by investing activities for the year ended December 31, 2020 was $0.

Cash provided by financing activities during the year ended December 31, 2020 was $440,890 and consisted primarily of $657,470 of proceeds from related party notes payable, with $119,375 of shares to be issued. Proceeds of $56,680 were received from Origin Bank as a Payment Protection Loan. This was partially offset by $334,268 of repayments of related party notes payable and $68,367 of repayments of notes payable.

During the year ended December 31, 2020, the Company operated at a negative cash flow from operations of approximately $23,000 per month and our auditors have raised a going concern in their audit report as contained herein. Management is pursuing several initiatives to secure funding to increase production at the SUDS field which together with anticipated increases in the price of crude oil may reduce the Company’s monthly cash shortfall. Management also plans to minimize general and administrative expenses and optimize cashflow from the Utikuma asset.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by working over existing wells, reducing general and administrative expenses and optimizing Utikuma cashflow. However, we will need to raise additional funds to workover wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.

If additional financing is not available when needed, we may need to cease operations. There can be no assurance that we will be successful in raising the capital needed to recomplete oil or gas wells nor that any such additional financing will be available to us on acceptable terms or at all.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $63,088,096 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2020.

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

Management is committed to remediating the identified material weakness in a timely manner, with appropriate oversight from our Audit Committee. Over the coming years, we intend to work to remediate the material weaknesses identified above, which is expected to include (i) the addition of accounting and financial personnel with experience in the implementation of accounting principles generally accepted in the United States of America and SEC reporting requirements, funding permitting, (ii) the engagement of accounting consultants on a limited-time basis to provide expertise on specific areas of the accounting literature, (iii) the modification to our accounting processes and enhancement to our financial controls, and/or (iv) the hiring of an independent consulting or accounting firm to review and document our internal control system to ensure compliance with COSO. However, our current financial position will make it difficult for us to undertake the planned remediation steps outlined above.

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our directors and executive officers as of December 31, 2020.

Name	Age	Position	Director/Officer Since
Zel C. Khan	48	Chief Executive Officer	April 2016 through September 2021
Mark Allen	54	President	September 1, 2020
Leo Womack	78	Director	August 2014
James Edward Burns	52	Chairman	April 2017
Ivar Siem	75	Director	April 2019

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Zel C. Khan is an oilfield operator with over 25 years of experience in the Oil & Gas industry. He has successfully operated, both on and offshore, in Texas, Oklahoma, New Mexico and California. Mr. Khan has served as the CEO of the Company from February 2015 through September 2021. Prior to joining the Company, from March 2010 to February 2015, Mr. Khan was the CEO of Jovian Petroleum Corporation, an oil and gas operator in California, Oklahoma, New Mexico, and Texas. From August 2006 to March 2010, Mr. Khan served as Operating Manager of Pyramid GOM Inc., an offshore deep-water operator. He has established a reputation for reducing operating costs on various projects, including a former ConocoPhillips offshore facility located in deep water Gulf of Mexico where he was the Operating Manager. Mr. Khan has also operated in Kern County, California and Alberta, Canada, both are heavy oil fields requiring special operational procedures to maintain low lift costs and strict environmental policies as set by the respective governmental agencies. Mr. Khan holds a Bachelor of Science degree and a Master’s degree from Chapman University, California.

Mark Allen is an executive in the oil and gas industry with over 25 years of experience, previously as Vice President, Oil and Gas Consulting for Wipro Limited, a leading global consulting and information technology services firm. Prior to Wipro Limited, Mr. Allen was Vice President, Exploration and Production Services for SAIC, a Fortune 500 company. Mr. Allen has also held leadership roles at Shell Oil Company. For the past 10 years Mr. Allen has been the President of Contango Energy, a family held energy company. Mr. Allen holds a BS in Accounting from Brigham Young University and an MBA from the University of St. Thomas. In September 2021, Mr. Allen was appointed as the Chief Executive Officer of the Company.

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

On September 1, 2020, Mark Allen was appointed President. Additionally, on February 1, 2021, Paul Deputy was appointed interim CFO.

On July 13, 2020, the following Board members resigned: Joel Oppenheim, Richard Dole and Saleem Nizami. On September 16, 2020 Zel Khan resigned as a board member but remained as Chief Executive Officer.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Burns serves as Chairman and Mr. Allen serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the members of our Board (currently Mr. Burns as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Board of Directors Meetings

The Company had four (4) official meetings of the Board of Directors during the fiscal year 2020 and ten (10) during the previous fiscal year ending December 31, 2019. All directors attended at least 75% of the meetings of the Board of Directors and meetings of Committees of the Board of Directors, for committees on which they served. The Company has not adopted a policy requiring its directors to attend its annual meeting.

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

COMMITTEES OF THE BOARD

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James E. Burns (1)			C
Leo Womack	X	C		M
Ivar Siem	X	M		C

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

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting, or other advisors to advise the Audit Committee.

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

Our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Corporate Secretary, 710 N. Post Oak Rd., Suite 400, Houston, Texas 77024, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

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

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2020 and December 31, 2019:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option and Warrant Awards (4)	All Other Compensation (5)	Total
Zel Khan (Former Chief Executive Officer)(6)	2020	$—	$—	$—	$28,354	$—	$28,354
	2019	$125,000	$—	$—	$67,622	$—	$192,622

Mark Allen (President) (7)	2020	$60,000	$—	$70,000	$—	$—	$130,000
	2019	$—	$—	$—	$—	$—	$—

Horacio Alfredo Fernandez (Interim Principal Financial and Accounting Officer) (8)	2020	$—	$—	$—	$—	$—	$—
	2019	$68,000	$—	$—	$—	$—	$68,000

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of base salary (cash and non-cash) earned. Executive salaries in 2019 and 2020 were generally accrued by not paid.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options and warrants granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	Zel C. Khan was appointed as President and Chief Executive Officer of the Company, on March 1, 2015. Mr. Khan resigned as Chief Executive Officer of the Company in September 2021.
(7)	On September 1, 2020, the Board of Directors approved a contractual Employment Agreement between the Company and Mark Allen to appoint him as the new President of the Company.
(8)	Horacio Alfredo Fernandez was appointed as interim Chief Financial Officer on October 31, 2018. He resigned on March 20, 2020

Mark Allen was appointed as the Chief Executive Officer of the Company in September 2021. Paul Deputy was re-appointed Interim Chief Financial Officer as of February 1, 2021.

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

The Chairman of the Board of Directors accepted the resignation of Chief Executive Officer, Zel C. Khan, effective September 1, 2021.

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

On September 1, 2021, the Board of Directors approved a contractual Employment Agreement between the Company and Mark Allen to appoint him as the CEO of the Company.

Director Compensation

The table below summarizes all compensation of our directors for the year ended December 31, 2020, other than Mr. Khan, whose compensation is included in the executive compensation table above:

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2)	Option and Warrant Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total ($)
James E. Burns	$71,000	(4,5)	$—	$32,801	$—	$—	$20,130	(5)	$123,931
Leo Womack	—		—	$32,801	—	—	—		$32,801
Ivar Siem	$—		$—	$32,801	$—	$—	$—		$32,801

The notes below summarizes all compensation of our directors for the year ended December 31, 2020.

(1)	Fees earned due to retainers, meetings, committees and chairman services. These fees were not paid in cash to date but were accrued.
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	The fair value of warrants granted computed in accordance with ASC 718 on the date of grant.
(4)	Includes $65,000 which was accrued and not paid for salary and $6,000 which was accrued and not paid for fees.
(5)	Payment for health insurance benefits was included in James Burns employment agreement.

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors and director nominees; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of May 9, 2022 (the “Date of Determination”).

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

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 710 N. Post Oak Rd., Suite 400, Houston, Texas 77024.

	Number of Common Stock Shares (1)		Percent of Common Stock (2)	Number of Series A Convertible Preferred Stock Shares	Percent of Series A Convertible Preferred Stock (2)	Total Beneficial Ownership	Percent of Total Voting Shares (3)
Named Executive Officers and Directors
Leo Womack	5,862,500	(4)	3.3%	8,400	4.2%	6,462,504	3.4%
James E. Burns	7,904,566	(5)	4.5%	16,400	8.2%	9,076,002	4.7%
Ivar Siem	2,854,167	(6)	1.6%			2,854,167	1.5%
Mark M. Allen	11,635,778	(7)	6.6%			11,635,778	6.1%
Paul Deputy	4,512,048	(8)	2.5%	4,400	2.2%	4,826,336	2.5%
All Named Executive Officers and Directors as a Group (5 persons)	32,768,059		18.5%	29,200	14.7%	34,320,722	18.2%

5% Stockholders
Common Stock
Quinten Beasley	9,706,172	(9)	5.5%			9.706,172	5.1%
Zel C. Khan	46,865,575	(10)	26.5%	24,410	12.3%	48,865,575	24.5%
Joel Oppenheim	11,271,613	(11)	6.4%	20,490	10.3%	11,271,613	5.9%

Series A Convertible Preferred Stock
Rick Wilber	3,230,000	(12)	1.8%	55,000	27.6%	7,158,595	3.7%

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. Also under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Not including shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by each holder.

(2)	Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 176,988,322 shares of common stock and 199,100 shares of Series A Convertible Preferred Stock issued and outstanding as of the Date of Determination. The Series A Preferred Stock (and accrued and unpaid dividends thereon) are convertible into shares of common stock of the Company on a 71.429-for-one basis. The Series A Preferred Stock includes a blocker prohibiting the conversion of the Series A Preferred Stock into common stock of the Company, if upon such conversion/exercise the holder thereof would beneficially own more than 4.999% of the Company’s then outstanding common stock, provided such limitation shall not apply in the event of an automatic conversion of the Series A Preferred Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation also limits the voting rights of any holders of the Series A Preferred Stock, the effects of which have been reflected in the table above. The Beneficial Ownership Limitation may be waived by any holder with 61 days prior written notice to the Company.

(3)	Includes all shares of common stock beneficially owned by each named person, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to the named person, and all shares of common stock issuable upon conversion of Series A Preferred Stock held by the named person, subject to the Beneficial Ownership Limitation.

(4)	Includes all shares of common stock beneficially owned by Mr. Womack and the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Womack and the Trust, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Womack and the Trust, subject to the Beneficial Ownership Limitation.

(5)	Includes all shares of common stock beneficially owned by Mr. Burns, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Burns, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Burns, subject to the Beneficial Ownership Limitation.

(6)	Includes all shares of common stock beneficially owned by Mr. Siem and American Resources Offshore Inc. (“American Resources”) and all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Siem and American Resources. Mr. Siem is deemed to beneficially own the securities held by American Resources due to his position as Director and CEO of American Resources.

(7)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Allen, which have vested, or which will vest within 60 days of the Date of Determination.

(8)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Deputy, which have vested, or which will vest within 60 days of the Date of Determination.

(9)	Address: 710 N. Post Oak Rd., Suite 500, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Beasley, Critical Communication LLC (“Critical”), all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Beasley, Critical. Mr. Beasley is deemed to beneficially own the securities held by Critical due to his position as Managing Director of Critical.

(10)	Address: 710 N. Post Oak Rd., Suite 500, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Khan, and Jovian Petroleum Corporation (“Jovian”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Khan and Jovian, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Khan and Jovian, subject to the Beneficial Ownership Limitation. Mr. Khan is deemed to beneficially own the securities held by Jovian due to his position as CEO of Jovian.

(11)	Includes all shares of common stock beneficially owned by Mr. Oppenheim, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Oppenheim, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Oppenheim, subject to the Beneficial Ownership Limitation.

(12)	Address: 10360 Kestrel Street, Plantation, Florida, 33324.

Changes in Control

The Company is not aware of any arrangements, which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation,”, Note 7 – Related Party Notes Payable, Note 10 - Equity and Note 11 - Related Party Transactions, of the consolidated audited financial statements included herein, all of which information is incorporated by reference into this Item 13, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

On August 1, 2017, Mr. Joel Oppenheim provided a Letter of Credit (LOC), which was posted as collateral in order for the Company to issue operating bonds with the State of New Mexico for the operation of Twin Lakes San Andres Unit wells. In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.14 per share.

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

On October 25, 2021, the Board of Directors of the Company approved the filing of a Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series B Preferred Stock with the Secretary of State of Texas, which designation was filed with, and became effective with, the Secretary of State of Texas on October 25, 2021. The Series B Designation designated three shares of Series B Preferred Stock. The Company issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class.

In October and November of 2021, and January 2022, the Company entered into various subscription agreements with certain accredited investors, pursuant to which the Subscribers agreed, subject to certain conditions in the Subscription Agreements, to purchase an aggregate amount of 11,000 shares of the Company’s newly designated shares of Series C Convertible Preferred Stock, par value $0.10 per share at $10.00 per share. Investors in the offering include the Company’s director, Leo Womack, who purchased $50,000 in shares of Series C Preferred Stock (5,000 shares).

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

Director Independence

Our common stock is quoted for trading on the OTC Pink Sheet market operated by OTC Markets Group and we are not required to have independent members of our Board of Directors pursuant to OTC Pink Sheet market rules. Notwithstanding that we currently consider Leo Womack and Ivar Siem as independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent public accounting firm is M&K CPAS, PLLC, Houston, Texas, PCAOB Auditor ID #2738.

M&K CPAS, PLLC (“M&K”) served as our independent registered public accounting firm for the year ended December 31, 2018. MaloneBailey, LLP (“MaloneBailey”) served as our independent registered public accounting firm for the year ended December 31, 2017 and resigned effective January 29, 2019. The following table shows the aggregate fees billed to us for these years by M&K and MaloneBailey.

	Year Ended December 31,
	2020	2019

Audit Fees	$27,000	$70,100
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$27,000	$70,100

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Form 10-Q reports. Prior to contracting with M&K to render audit or non-audit services, each engagement was approved by our directors.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by M&K for 2019 and 2020.

In order to assure continuing auditor independence, the Board of Directors periodically considers the independent auditor’s qualifications, performance and independence and whether there should be a regular rotation of our independent external audit firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Years Ended December 31, 2020 and 2019

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.01	12/30/2017	000-52690
10.02	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.02	12/30/2017	000-52690
10.03	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.03	5/1/2018	000-52690
10.04	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.04	5/1/2018	000-52690
10.05	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.05	5/1/2018	000-52690
10.06	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.06	3/31/2018	000-52690
10.07	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.07	3/31/2018	000-52690
10.08	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.08	7/6/2018	000-52690
10.09	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.09	7/6/2018	000-52690
10.10	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.10	7/6/2018	000-52690
10.11	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.11	9/5/2018	000-52690
10.12	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.12	9/5/2018	000-52690

10.13	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.13	9/5/2018	000-52690
10.14	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.14	9/5/2018	000-52690
10.15	Form of 12% Bridge Note – 2018		8-K	10.15	9/5/2018	000-52690
10.16	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	9/30/2018	000-52690
10.17	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	9/30/2018	000-52690
10.18	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	9/30/2018	000-52690
10.19	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/19
10.20	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019
10.21	Employment Agreement - Mark Allen dated September 1, 2020		8-K	10.21	09/1/2020
10.22	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.22	06/30/2019
10.23	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.23	06/30/2019
10.24	Executive Salary Payable Agreement – Mark Allen dated March 30, 2021		10-Q	10.24	06/30/2019
10.25	Debt to Equity Conversion Agreement – Mark Allen dated March 30, 2021		10-Q	10.25	06/30/2019
10.26	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.26	06/30/2019
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	2/25/2019	000-52690
21.1*	Subsidiaries	X
23.1*	Consent of MKM Engineering dated October 15, 2019	X
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Saskatchewan, Alberta Canada as of December 31, 2020, dated June 28, 2021	X
99.2*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Alberta Canada as of December 31, 2020, dated July 29, 2021	X
99.3	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.4	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.5	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
99.6*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Chaves County, New Mexico as of January 1, 2021, dated February 3, 2022	X
99.7*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Creek County, Oklahoma as of January 1, 2021, dated February 9, 2022	X
101.INS+	XBRL Instance Document	X
101.SCH+	XBRL Taxonomy Extension Schema Document	X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	XBRL Taxonomy Presentation Linkbase Document	X

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Mark Allen
Mark Allen
Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2022

	By:	/s/ Paul M. Deputy
Paul M Deputy
Interim Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: May 13, 2022

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Allen	Chief Executive Officer
Mark Allen	(Principal Executive Officer)	May 13, 2022

/s/ Paul M Deputy	Interim Chief Financial Officer
Paul M Deputy	(Principal Financial/Accounting Officer)	May 13, 2022

/s/ Leo Womack
Leo Womack	Director	May 13, 2022

/s/ James E. Burns
James E. Burns	Director	May 13, 2022

/s/ Ivar Siem
Ivar Siem	Director	May 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Petrolia Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company suffered recurring net losses from operations for the years ended December 31, 2020 and 2019 and has a working capital deficit at December 31, 2020, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The Consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB ..

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Capital Stock and Other Equity Accounts

As discussed in Note 10, the Company issues stock options and warrants as stock-based compensation to employees and non-employees.

Auditing management’s calculation of the fair value of the options and warrants issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

To test the valuation of the warrants and options, we evaluated management’s significant judgments and estimates. Significant judgements and estimates related to the valuation of the warrants and options include fair valuing of warrants and options which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data. We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 10 to the consolidated financial statements

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
We have served as the Company’s auditor since 2019

Houston, TX
May 13, 2022

PETROLIA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$155,045	$34,513
Accounts receivable	5,000	5,000
Other current assets	39,443	135,195
Total current assets	199,488	174,708

Property & equipment
Oil and gas, on the basis of full cost accounting:
Evaluated Properties	8,619,427	12,913,972
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation & depletion	(2,868,453)	(1,663,994)
Net property and equipment	5,952,084	11,451,088

Other assets
Operating Lease Right-of-Use Asset	23,145
Other assets	985,187	944,055
Total Assets	$7,159,904	$12,569,851

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,067,841	$598,029
Accounts payable - related parties	587	25,587
Operating Lease Liability	13,107	-
Accrued liabilities	1,572,055	677,890
Accrued liabilities - related parties	751,949	1,053,564
Notes payable - short term	3,037,737	653,540
Notes payable - related party	1,035,329	983,291
Total current liabilities	7,478,605	3,991,901

Asset retirement obligations	3,624,133	1,723,364
Operating Lease Liability	13,909	-
Notes payable	573	1,443,538
Derivative liability	183,798	24,509
Total Liabilities	11,301,018	7,183,312

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 199,100 and 199,100 shares issued and outstanding	199	199
Common stock, $0.001 par value; 400,000,000 shares authorized; 168,696,226 and 164,548,726 shares issued and outstanding	168,696	164,549
Additional paid in capital	59,044,519	57,985,359
Shares to be issued	-	55,375
Accumulated other comprehensive income (loss)	(266,432)	(218,565)
Accumulated deficit	(63,088,096)	(52,600,378)
Total Stockholders’ Equity (Deficit)	(4,141,114)	5,386,539
Total Liabilities and Stockholders’ Equity (Deficit)	$7,159,904	$12,569,851

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Oil and gas sales	$2,892,241	$2,916,734
Total revenue	2,892,241	2,916,734

Operating expenses
Lease operating expense	3,627,541	3,382,133
Production tax	3,066	4,966
General and administrative expenses	864,583	1,412,249
Depreciation, depletion and amortization	1,147,281	1,037,019
Asset retirement obligation accretion	287,758	149,624
Loss on forfeiture	6,255,103	-
Impairment of oil and gas properties	396,922	-
Total operating expenses	12,582,254	5,985,991

Loss from operations	(9,690,013)	(3,069,256)

Other income (expenses)
Interest expense	(735,622)	(279,141)
Foreign exchange gain (loss)	-	62,004
Change in fair value of derivative liabilities	(159,289)	12,504
Other income (expense)	275,905	10,242
Gain on sale of assets	-	280,000
Gain/(loss) on related party debt settlement of accrued salaries	-	92,750
Total other income (expenses)	(619,006)	178,359

Net loss before taxes	(10,309,019)	(2,890,898)
Income tax provision (benefit)	-	-

Net Loss	$(10,309,019)	$(2,890,898)

Series A preferred dividends	(178,699)	(178,208)

Net loss attributable to common stockholders	(10,487,718)	(3,069,106)

Other comprehensive income, net of tax
Foreign currency translation adjustments	(47,867)	(226,838)
Comprehensive loss	$(10,535,585)	$(3,295,944)

Loss per share
(Basic and diluted)	$(0.06)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	165,389,389	162,955,319

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash Flows from Operating Activities
Net loss	$(10,309,019)	$(2,890,898)
Adjustment to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,147,281	1,037,019
Asset retirement obligation accretion	287,758	149,624
Operating Lease Accrual	1,054
Amortization of debt discount	209,570	13,148
Change in fair value of derivative liabilities	159,289	(12,504)
Warrant expense related to business combination	34,867	72,037
Stock-based compensation expense	244,520	473,353
Gain on settlement of accrued salaries	—	(92,750)
Gain on extinguishment of debt	—	(32,600)
Gain on sale of assets	—	(280,000)
Impairment of oil and gas properties	396,922
Loss on forfeiture	6,255,103	—
Accounts receivable	—	(5,000)
Prepaids and other current assets	346,114	1,379
Accounts payable	462,979	333,375
Accounts payable – related parties	(25,000)	(16,907)
Accrued liabilities	792,578	(108,676)
Accrued liabilities – related parties	(281,615)	513,681
Net cash used in operating activities	(277,599)	(845,719)

Cash Flows from Investing Activities
Purchase of working interest in Canadian Properties	—	(944,055)
Sale of NOACK property	—	120,000
Proceeds from 2nd NOACK sale	—	375,000
Cash used in investing activities	—	(449,055)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	30,000
Proceeds from notes payable	10,000	1,225,000
Proceeds from Paycheck Protection Loan	56,680
Repayments of notes payable	(68,367)	(7,096)
Proceeds from related party notes payable	657,470	797,793
Repayments of related party notes payable	(334,268)	(558,726)
Proceeds from exercise of warrants	119,375	55,375
Cash provided by financing activities	440,890	1,542,346

Foreign exchange	(42,759)	(226,838)

Net change in cash	120,532	20,734

Cash at beginning of period	34,513	13,779

Cash at end of period	$155,045	$34,513

The accompanying notes are an integral part of these audited consolidated financial statements

	Year Ended December 31, 2020	Year Ended December 31, 2019
SUPPLEMENTAL DISCLOSURES
Interest paid	$187,662	$82,657
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Settlement of related party accrued liabilities for common shares	77,500	17,000
Settlement of notes payable related party for common shares	—	113,000
Assumption of note payable by related party	—	125,000
Debt discount on warrant issue	499,170	38,249
Shares to be issued	119,375	—
Shares issued for related party expense	20,000
Issuing of previous shares to be issued	55,375	—
Accrued Series A preferred dividends	178,699	178,208
Utikuma acquisition – purchase price	678,675	—
Utikuma acquisition – initial ARO	906,146	—
Third party loan for Utikuma purchase	1,120,000	—
Related party loan payments on Company’s behalf	170,000	—

PETROLIA ENERGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2018	19,100	199	162,673,726	162,674	57,253,595	—	8,273	(49,531,272)	7,893,469

Common shares issued	—	—	1,875,000	1,875	148,125	—	—	—	150,000
Stock based compensation	—	—	—	—	473,353	—	—	—	473,353
Warrants issued as financing fee	—	—	—	—	72,037	—	—	—	72,037
Series A preferred dividends	—	—	—	—	—	—	—	(178,208)	(178,208)
Shares to be issued	—	—	—	—	—	55,375	—	—	55,375
Warrants issued for loans	—	—	—	—	38,249	—	—	—	34,249
Other comprehensive income (loss)	—	—	—	—	—	—	(226,838)	—	(226,838)
Net loss	—	—	—	—	—	—	—	(2,890,898)	(2,890,898)
Balance at December 31, 2019	199,100	$199	164,548,726	$164,549	$57,985,359	$55,375	$(218,565)	$(52,600,378)	$5,386,539

Common shares issued for the exercise of warrants	—	—	2,650,000	2,650	116,725	—	—	—	119375
Stock based compensation	—	—			244,520	—	—	—	244,520
Shares issued for extinguishment of debt			656,250	656	89,344				90,000
Warrants issued as financing fee	—	—	—	—	34,867	—	—	—	34,867
Common shares issued for services	—	—	250,000	250	19,750	—	—	—	20,000
Series A preferred dividends	—	—	—	—	—	—	—	(178,699)	(178,699)
Shares to be issued	—	—	591,250	591	54,784	(55,375)	—	—	—
Warrants issued for loans	—	—	—	—	499,170	—	—	—	499,170
Other comprehensive income (loss)	—	—	—	—	—	—	(47,867)	—	(47,867)
Net loss	—	—	—	—	—	—	—	(10,309,019)	(10,309,019)
Balance at December 31, 2020	199,100	$199	168,696,226	168,696	59,044,519	—	(266,432)	(63,088,096)	(4,141,114)

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include depreciation of furniture, equipment and software, asset retirement obligations (“AROs”) (Note 9), income taxes (Note 13) and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (Note 15).

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. At December 31, 2020, the Company did not hold any cash equivalents.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2020 and 2019.

The Company is required to file federal income tax returns in the United States and Canada, and in various state and local jurisdictions. The Company’s tax returns are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

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

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company’s oil sales revenues for 2019 and 2020. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2020	Level 1	Level 2	Level 3	Total
Derivative liabilities	—		183,798	183,798
ARO liabilities	—	—	3,624,133	3,624,133

December 31, 2019
Derivative liabilities	—		24,509	24,509
ARO liabilities	—	—	1,723,364	1,723,364

The carrying value of cash, accounts receivable, other current assets, accounts payable, accounts payable – related parties, accrued liabilities and accrued liabilities – related parties, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The carrying value of notes payable approximates their fair value due to immaterial changes in market interest rates and the Company’s credit risk since issuance of the instruments or due to their short-term nature. Derivative liabilities are remeasured at fair value every reporting period. Our derivative liabilities are considered level 3 financial instruments.

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

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective method, whereby a cumulative effect adjustment will be made as of that day with no retrospective effect. The Company applied the package of practical expedients such that for any expired or existing leases it will not reassess lease classification, initial direct costs or whether any expired or existing contracts are or contain leases. Note that the Company had no outstanding leases as of December 31, 2019. In 2020, we entered a lease with a related party, that is accounted for and disclosed using the framework of ASC 842.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reworking its existing oil or gas wells, as needed, funding permitting. The Company will need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.

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

NOTE 4. EVALUATED PROPERTIES

The acquired properties and current properties can be summarized as follows:

Cost	Canadian properties	US properties	Total
As of December 31, 2018	2,443,747	10,350,538	12,794,285
Additions	—	—	—
Dispositions	—	—	—
Asset retirement cost additions	—	—	—
Foreign currency translations	119,687	—	119,687
As of December 31, 2019	$2,563,434	$10,350,538	$12,913,972
Additions	678,765	—	678,765
Dispositions	—	5,648,904)	(6,255,103)
Impairment of oil and gas properties		(396,922)	(396,922)
Asset retirement cost additions	906,146	—	1,512,256
Foreign currency translation	166,459	—	166,459
As of December 31, 2020	4,314,804	4,304,622	8,619,427

Accumulated depletion
As of December 31, 2018	413,657	61,551	475,208
Dispositions	—	—	—
Impairment of oil and gas properties	—	—	—
Depletion	1,004,832	—	1,004,832
Foreign currency translations	40,487	—	40,487
As of December 31, 2019	1,458,976	61,551	1,520,527
Dispositions	—	—	—
Depletion	1,115,595	—	1,115,595
Foreign currency translation	57,178	—	57,178
As of December 31, 2020	$2,631,749	$61,551	$2,693,300

Net book value as at December 31, 2020	$1,683,055	$4,243,071	$5,926,126
Net book value as at December 31, 2019	$1,104,458	$10,288,987	$11,393,445

U.S. Properties – Minerva-Rockdale Field (“NOACK”) Field

On November 1, 2018, the Company sold 83% leasehold net revenue interest and 100% working interest in the NOACK Field Assets, i.e., the Company’s leasehold in the Noack Farms, Minera Lease and all related leases and assets located in Milam County, Texas (the “NOACK Assets”) to Crossroads Petroleum LLC (“CP”) for $375,000. The terms of this agreement included $260,000 to be paid as a deposit with the balance of $115,000 to be paid by December 31, 2018. On April 15, 2019, the Company foreclosed on the property since CP did not satisfy all of the contractual payment requirements. On April 15, 2019, the remaining unpaid receivable balance was $120,000 which was written off as a loss on sale of property. Note that previous payments of $255,000 were forfeited to the Company and no reimbursement to CP was made.

On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the same NOACK property with Flowtex Energy LLC. (“FT”). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019, and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2020, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company at December 31, 2020 which is included in other current assets. The $400,000 was recorded as a gain on sale of properties. On July 6, 2021, the remaining $25,000 accounts receivable was settled via the following. The purchaser remitted a cash payment of $8,995, as well as paying (on the Company’s behalf) $16,005 of outstanding property tax invoices previously incurred by the Company.

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

U.S. properties – Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico. The last independent reserve report prepared by MKM Engineering on December 31, 2020, reflects approximately 98,250 barrels of proven oil reserves remaining for the 100% working interest.

On July 27, 2020 the Company entered into a settlement agreement with their Trustee pursuant to which nine leases totaling approximately 3,800 acres of the 4,880 acre Twin Lakes San Andres Unit were forfeited as a part of the settlement agreement. Consequently, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the Trustee. The company accounted for the forfeiture of the TLSAU properties, in accordance with Reg S-W.T.Rule 4-10(c)(6). Accordingly, an analysis of multi-period reserve reports was performed to determine the percentage of the cumulative US full cost pool’s reserves that were forfeited (56% or 943,820). Then that percentage was multiplied by the period end net property balance of $10,175,456. This resulted in a write down of $5,648,994 ($10,175,456 * 56%) of the US cost pool. Note that both TLSAU and SUDS make up the US full cost pool.

Canadian properties –

Luseland, Hearts Hill and Cuthbert fields

Effective on June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). The Canadian Properties currently encompass 64 sections, with 240 oil and 12 natural gas wells currently producing on the properties. Additionally, there are several idle wells with potential for reactivation and 34 sections of undeveloped land (approximately 21,760 acres). The Canadian Properties and the Working Interest were acquired from Blue Sky (a related party). Blue Sky had previously acquired an 80% working interest in the Canadian Properties from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd. and Cona Resources Partnership prior to the acquisition by the Company.

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

The Working Interest will be held in the name of the Company’s wholly-owned Alberta, Canada, subsidiary, Petrolia Canada Corporation. The Acquisition Note which was dated June 8, 2018, bears interest at the rate of 9% per annum, beginning on August 1, 2018 and is due and payable on November 30, 2018, provided that the Company has the right to extend the maturity date for a period six months with 10 days’ notice to Blue Sky, in the event the Company pays 25% of the principal amount of the Acquisition Note at the time of extension.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky. Pursuant to the MOU, the Company obtained the rights to acquire an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

On February 16, 2022, Petrolia Canada Corporation (PCC), a wholly owned subsidiary of Petrolia Energy Corporation (PEC), entered into a Purchase and Sale Agreement (PSA) and Debt Settlement Agreement (DSA) with Prospera Energy, Inc. whereby PCC sold its 28% working interest in the Luseland, Hearts Hill and Cuthbert fields.

Utikuma field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bpd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($599,851 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($385,336 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On December 2, 2020 Petrolia Canada Corporation received $602,404.84 CAD from the proceeds of a secured royalty interest loan between Blue Sky Resources and PrairieSky Royalty related to the Utikuma asset.

NOTE 5. NOTES PAYABLE

	Interest rate	Date of maturity	December 31, 2020	December 31, 2019
Truck loan (ii)	5.49%	January 20, 2022	9,916	16,141
Credit note I (iii)	12%	May 11, 2021	800,000	800,000
Credit note II (iv)	12%	October 17, 2019	346,038	346,038
Credit note III (v)	15%	April 25, 2021	750,000	750,000
Discount on credit note III	—	—	(5,976)	(25,101)
Credit note VI(vi)	10%	January 01, 2020	937,019	—
Discount on credit note VI			(285,768)	—
Lee Lytton(i)		On demand	3,500	—
Joel Oppenheim (vii)	10%	On demand	161,900	—
Joel Oppenheim (vii)	10%	On demand	15,000	—
Joel Oppenheim(vii)	10%	October 17, 2018	240,000	—
Origin Bank (PPP loan)			56,680	—
Mark Allen(viii)	12%	June 30, 2021	—	200,000
M. Hortwitz	10%	October 14, 2016	10,000	10,000
			3,038,309	2,097,078
Current portion:
Truck loan			9,343	7,502
Credit note I			800,000	90,000
Credit note II			346,038	346,038
Credit note III			744,023	—
Credit note VI			651,251	—
M. Hortwitz			10,000	10,000
Lee Lytton			3,500	—
Joel Oppenheim			176,900	—
Joes Oppenheim			240,000	—
Mark Allen			—	200,000
Origin Bank (PPP Loan)			56,680	—
Current portion of notes payable			$3,037,737	$653,540

(i)	Note needs to be settled with the estate of Lee Lytton.

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021.

The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire the Working Interest in the Canadian Properties.

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

Upon the disposition of Bow pursuant to the Exchange Agreement, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky.

(iv)

On September 17, 2018, the Company entered into a loan agreement (LOC) with a third party for $200,000 (which was later increased to $500,000) to acquire an additional 3% working interest in the Canadian Properties. The loan bears interest at 3.5% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% Working Interest in the Canadian Properties and has no financial covenants.

During 2019, the LOC balance increased by $150,000 resulting in a $346,038 ending balance. During 2020, the LOC balance decreased by $157,753 resulting in a $188,285 ending balance.

(v)	On April 25, 2019, the Company entered into a promissory note (an Acquisition Note”) with a third party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 15% per annum and is due in full at maturity at April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.012 per share expiring on May 1, 2021 were issued associated with the note and were recorded as a debt discount of $5,976 on the balance sheet. The notes hold a security guarantee of a 50% Working Interest in the Utikima oil field and a 100% Working Interest in the Twin Lakes Properties.

(vi)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire in January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were placed in escrow for the future purchase of the Utikuma oil field.

(vii)

Various Shareholder Advances provided by Mr. Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 22, 2021, Mr. Oppenheimer combined the loans, which now bear an interest rate of 10% and are due on December 31, 2021.

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

On January 15, 2019, the Company entered into a loan agreement in the amount of $125,000 with a third party. The note bore interest at an interest rate of $4% per annum and was to mature on January 15, 2020. On September 30, 2019, Jovian Petroleum Corporation reimbursed the $125,000 to the third party. Consequently, the $125,000 debt balances was transferred into the Jovian LOC and is now included in the $362,583 at December 31, 2020 (see Note 7: Related Party Notes Payable)

On April 23, 2020, the Company was granted a $56,680 business loan through the Paycheck Payment Protection (PPP) program administered through the CARES act. The loan amount was based 2.5 times the Company’s average monthly payroll costs. The Company is in the process of applying for loan forgiveness and expects to be granted the forgiveness. If forgiveness is granted, the loan principal will not have to be repaid. If not, the loan will earn 1% annual interest and will mature in 2 years.

(viii)	Mark Allen became a related party in 2020, therefore his note has been moved to that schedule.

The following is a schedule of future minimum repayments of notes payable as of December 31:

2021	3,037,737
2022	573
Thereafter	—
$3,038,310

NOTE 6. LEASES

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2020 and 2019, we did not have any short-term leases.

The tables below present financial information associated with our lease.

		December 31,	December 31,
	Balance Sheet Classification	2020	2019

Right-of-use assets	Other long-term assets	23,145
Current lease liabilities	Other current liabilities	13,107
Non-current lease liabilities	Other long-term liabilities	13,909

As of December 31, 2020, our maturities of our lease liability are as follows:

2021	$14,997
Total	$14,997
Less: Imputed interest	(1,088)
Present value of lease liabilities	$13,909

NOTE 7. RELATED PARTY NOTES PAYABLE

The chart below summarizes the related party Notes Payable as of December 31, 2020 and 2019.

	Interest rate	Date of maturity	December 31, 2020	December 31, 2019
Lee Lytton (i)	—	On demand	—	3,500
Quinten Beasley	10%	October 14, 2016	5,000	10,000
Joel Oppenheim	—	On demand	—	217,208
Joel Oppenheim	12%	On demand	—	15,000
Jovian Petroleum Corporation (ii)	3.5%	December 31, 2021	188,285	362,583
Ivar Siem (vi)	12%	On demand	200,000	100,000
Ivar Siem (vi)	No interest	On demand	50,000	50,000
Joel Oppenheim (iii)	12%	December 31, 2019	—	200,000
Mark Allen–SUDS Development (ix)	9%	September 2, 2021	55,000	—
Mark Allen-SUDS Development (vii)	10%	June 30, 2021	135,000	—
Mark Allen	12%	June 30, 2020	200,000	—
Mark Allen (iv)	10%	June 30, 2020	100,000	—
Discount on note			(11,536)	—
Mark Allen (v)	10%	June 30, 2020	125,000	—
Discount on note			(11,420)	—
			$1,035,329	$983,291

Note: Mark Allen’s notes were not included in related party notes payable at December 31, 2019 because he was not appointed as an officer of the Company until September 1, 2020. In 2020 his notes are reported in related party notes payable.

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

On January 20, 2020, Jovian Petroleum, purchased 1 unit of debt private placement with gross proceeds of $12,500. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. Jovian converted the debt into shares during 2020.

(iii)	Joel Oppenheim was no longer a related party on December 31, 2020. This note is now reflected in Note 5 (Notes Payable).

(iv)

On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark M Allen. The note bore interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775.

(v)	On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark M Allen. The note bore interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903.

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

(vii)	On January 6, 2020, the Company entered into a consulting agreement, with Mark M Allen, that included a funding clause where the Company borrowed $135,000 ($62,000 on January 6, 2020, $45,000 on May 18, 2020 and $28,000 on June 26, 2020) from a third party. The third party is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bore interest at an interest rate of 10% per annum and matures on June 30, 2020.

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

The following is a schedule of future minimum repayments of related party notes payable as of December 31, 2020:

2021	$1,035,329
Thereafter	—
$1,035,329

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

On May 18, 2018, as an inducement to enter into an Amended and Restated Loan Agreement, the Company issued, among other instruments, warrants to acquire 320,000 shares of common stock with an exercise price of $0.10 per share in Canadian dollars. The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $30,012.

On January 06, 2020, as an inducement to enter into a Loan Agreement, the Company issued, among other instruments, warrants to acquire 5,000,000 shares of common stock with an exercise price of $0.10 per share. The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $144,259.

On October 30, 2020, as an inducement to extend the principal payment deadline from the previously issued Loan Agreement, the Company issued additional warrants to acquire 5,000,000 shares of common stock with an exercise price of $0.10 per share. The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $95,352.

A summary of the activity of the derivative liabilities is shown below:

Balance, December 31, 2019	$24,509
Additions	236,611
Fair value adjustments	(77,322)
As of December 31, 2020	$183,798

Derivative liability classified warrants in the years ended December 31, 2020 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

December 31, 2020
Risk-free interest rate	1.58% - 2.27%
Expected life	1.4 - 2.1 years
Expected dividend rate	0%
Expected volatility	208% - 240%

NOTE 9. ASSET RETIREMENT OBLIGATIONS

The Company has a number of oil and gas wells in production and will have AROs once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration.

Petrolia Energy Corporation (“Petrolia” or the “Company”) is the operator of certain wells located in New Mexico, at the Twin Lakes San Andres Unit (“TLSAU”) Field. TLSAU is located 45 miles from Roswell, Chaves County, New Mexico.

On March 4, 2021, the Company received a letter from the Commissioner of Public Lands of the State of New Mexico, which was sent to us and certain other parties notifying such parties of certain non-compliance with the laws and regulations that it administers. The deficiencies are currently in the process of being settled by a third party agreeing to plug six wells, including at least two Company operated wells (TLSAU wells #316 and #037). The scope of the matter above included only 240 acres of the 640 acres of The New Mexico State Land Office (SLO) lease. The Commissioner of Public Lands of the State of New Mexico could still file suit and require the plugging and surface remediation of all wells in section 36.

On April 8, 2021, the State of New Mexico Energy, Minerals and Natural Resources Department Oil Conservation Division (“OCD”) sent the Company a Notice of Violation alleging that the Company was not in compliance with certain New Mexico Oil and Gas Act regulations (the “NMAC”), associated with required reporting, inactive wells and financial assurance requirements, plugging certain abandoned wells, providing required financial assurance in connection with plugging expenses, and proposing to assess certain civil penalties in the amount of an aggregate of approximately $35,100.

As previously reported and in Petrolia’s Form 8-K dated October 25, 2021 (reference to which is hereby made), on April 8, 2021, the State of New Mexico Energy, Minerals and Natural Resources Department, Oil Conservation Division (the “OCD”) issued a Notice of Violation (the “NOV”) to Petrolia alleging that the Company violated four regulations under Title 19, Chapter 15 of the New Mexico Administrative Code (the “NMAC”) by: (i) failing to file production reports for certain wells, (ii) exceeding the number of inactive wells allowed, (iii) failing to provide financial assurance in the amount required, and (iv) failing to provide additional financial assurance in the amount required.

The Company acknowledged the violations alleged in the NOV and requested an informal resolution. On December 30, 2021, to resolve this matter, Petrolia entered into a Stipulated Final Order ( the “SFO”) in Case No. 21982 with the OCD whereby Petrolia among other things agreed to: (i) submit appropriate forms for wells identified on the SFO Inactive Well List, (ii) plug the specific TLSAU wells listed in section 8 (c) and (d) of the SFO, as well as submit all required information and forms specified in the SFO, (iii) open an escrow account meeting the terms listed in the SFO, (iv) deposit funds into an escrow account within the timeframe described in the SFO, and (v) provide the OCD with a report proposing deadlines for bringing all remaining wells into compliance. The company recognized an additional liability of $660,000 to plug these wells.

The Company entered into a settlement agreement on July 27, 2020 with Moon Company, Trustee of the O’Brien Mineral Trust pursuant to which nine leases totaling approximately 3,800 acres of the 4,880 acre Twin Lakes San Andres Unit were terminated as a part of the settlement agreement. Pursuant to this settlement agreement, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the trustee of the O’Brien Mineral Trust.

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

December 31, 2020
Inflation rate	1.92 - 2.15%
Estimated asset life	12 - 22 years

The following table shows the change in the Company’s ARO liability for the years ended December 31, 2020 and 2019:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2018	$1,258,399	$251,223	$1,509,622
Additions	—	—	—
Accretion expense	123,474	26,150	149,624
Disposition	—	—	—
Foreign currency translation	64,118	—	64,118
Asset retirement obligations, December 31, 2019	1,445,991	277,373	1,723,364
Acquisition of Canadian property - Utikuma	906,146	—	906,146
Plugging liability at Twin Lakes		606,109	606,109
Accretion expense	259,016	28,742	287,758
Disposition	—	—	—
Foreign currency translation	100,756	—	100,756
Asset retirement obligations, December 31, 2020	$2,711,909	$912,225	$3,624,133

NOTE 10. EQUITY

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $178,699 and $178,208 were declared for the year ended December 31, 2020 and December 31, 2019, respectively.

Common stock

During the year ended December 31, 2019, the Company closed private placements for $0.08 per unit for a total of 1,875,000 units and gross proceeds of $150,000 (the “2019 Units”). Each 2019 Unit was comprised of one common share and two warrants entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise price of $0.10 per share. See additional description of the detail transactions concerning those warrants in Note 7: Related Party Transactions, below.

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

During 2019, a Mark Allen exercised warrants to purchase 275,000 shares of common stock for cash proceeds of $26,875 at an average exercise price of $0.098 per share. These shares were not issued until January 2020.

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

On February 29, 2020, the Company signed a consulting agreement with Mark Allen to provide Management services related to the SUDS field. The compensation related terms included the issuance of 250,000 shares of Common Stock. The shares were not issued and earned until December 15, 2020.

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

On December 15, 2020, President Mark Allen exercised warrants to purchase 1,650,000 shares of common stock for cash proceeds of $69,375 at an average exercise price of $0.04 per share.

On December 22, 2020, prior CFO Tariq Chaudhary was issued 500,000 shares of common stock. These shares were issued in exchange for Mr. Chaudhary releasing the Company of his remaining deferred outstanding salary balance of $77,500. The shares were issued at an average conversion price of $0.15 per share.

The common stock is currently not actively traded because of SEC Rule 15c2-11.

Warrants

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year ended December 31, 2018	51,066,864	0.20
Granted	12,250,000	0.15
Exercised	(125,000)	0.09
Expired	(6,148,028)	0.25
Outstanding at year ended December 31, 2019	57,043,836	$0.14
Granted	18,650,000	0.15
Exercised	(1,650,000)	0.08
Expired	(33,279,170)	0.19
Outstanding at year ended December 31, 2020	40,764,666	0.13

As of December 31, 2020, the weighted-average remaining contractual life of warrants outstanding was 1.39 years (2019 – 1.04 years).

As of December 31, 2020, the intrinsic value of warrants outstanding is $0 (2019 - $8,256).

The table below summarizes warrant issuances during the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Warrants granted:
Board of directors and advisory board service	5,250,000	7,000,000
Private placements		3,750,000
Pursuant to employment agreements	1,000,000	—
Pursuant to financing arrangements	1,000,000	1,500,000
Pursuant to consulting agreements	250,000	—
Pursuant to loan agreements	11,150,000	—
Total	18,650,000	12,250,000

Warrants granted in the years ended December 31, 2020 and 2019 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	December 31, 2020	December 31, 2019
Risk-free interest rate	1.65% to 2.38%	1.94% to 2.39%
Expected life	1.0 - 3.0 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	240% - 274%	240% - 283%

On October 30, 2020, a third party debtor was issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 3 year expiration date. The warrants were issued in exchange of an agreement to extend a debt principal payment deadline. The fair value of the warrants is calculated using the Black Sholes Option Pricing Model and recorded as a debt discount. See Note 7 for more details.

NOTE 11. RELATED PARTY TRANSACTIONS

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

On August 21, 2019, Joel Oppenheim, a related party in 2019, purchased 4 units of the debt private placement with gross proceeds of $50,000. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at a price of $0.08 per unit. The warrants fair value was determined to be $62,066 via the Black Sholes Option Pricing Model. Consideration for the purchase was provided though a cash payment and the conversion of the related party’s prior notes payable and accrued payables.

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

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bpd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($599,851 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($385,336 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

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

On December 15, 2020, President Mark Allen exercised warrants to purchase 1,650,000 shares of common stock for cash proceeds of $69,375 at an average exercise price of $0.04 per share.

On December 15, 2020, in accordance with the Mark Allen’s Consulting agreement that was signed prior to the Employment agreement, the Company issued Mr. Allen 250,000 shares of common stock as part of the compensation terms of that agreement.

On December 22, 2020, prior CFO Tariq Chaudhary was issued 500,000 shares of common stock. These shares were issued in exchange for Mr. Chaudhary releasing the Company of his remaining deferred outstanding salary balance of $77,500. The shares were issued at an average conversion price of $0.15 per share.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Office Lease – On December 31, 2020, the Company terminated its one annually renewable office lease in Houston with minimum contractual lease payments of $1,500 per month.

As mentioned in Note 6, the Company holds a lease for acreage at SUDS Field from Joel Opeenheim.

On August 1, 2017, Mr. Joel Oppenheim provided a Letter of Credit (LOC), which was posted as collateral in order for the Company to issue operating bonds with the State of New Mexico for the operation of Twin Lakes San Andres Unit wells. In exchange for the LOC, the Company issued Mr. Oppenheim 2,000,000 shares of common stock valued at $246,000 and warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.14 per share.

NOTE 13. INCOME TAXES

There was no provision for income taxes for 2020 and 2019 due to net operating losses and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2016 forward are open to examination by tax authorities in the United States. Years from 2019 forward are open to examination by Canadian tax authorities.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 21% (2019 – 21%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019

Income tax (benefit) expense computed at statutory rates	$(2,078,000)	$(629,000)
Non-deductible items	85,000	69,000
Change in statutory, foreign tax, foreign exchange rates and other	(2,427,000)	172,000
Change in valuation allowance	4,420,000	388,000
Total	$—	$—

The significant components of the net deferred tax asset were as follows:

	December 31,
	2020	2019
Deferred tax assets		$
Net operating loss carryforwards	$5,772,000		$2,174,000
Asset retirement obligation	679,000		331,000
Oil and gas properties	(644,000)		(430,000)
Property and equipment	6,000		—
Other	—		—
Total deferred tax assets (liabilities)	5,813,000		2,075,000
Less: Valuation allowance	(5,813,000)		(2,075,000)
Net deferred tax assets (liabilities)	$—		$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses in the United States were approximately $2.2 million at December 31, 2020 and begin to expire if not utilized beginning in the year 2033. The Company’s accumulated non-capital tax losses in Canada were approximately $27.5 million at December 31, 2020 and will expire in 2039. The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

NOTE 14. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows for the years ended December 31, 2020 and 2019:

	Canada	United States	Total
Year ended December 31, 2020
Revenue	$2,860,324	$31,917	$2,892,241
Production costs	(3,377,055)	(253,552)	(3,630,607)
Depreciation, depletion, amortization and accretion	(1,374,611)	(60,429)	(1,435,039)
Results of operations from producing activities	$(1,891,341)	$(282,064)	$(2,173,405)

Total long-lived assets	$1,683,055	$4,767,628	$5,952,084

Year ended December 31, 2019
Revenue	$2,827,877	$88,857	$2,916,734
Production costs	(3,021,805)	(365,294)	(3,387,099)
Depreciation, depletion, amortization and accretion	(1,004,832)	(32,187)	(1,037,019)
Results of operations from producing activities	$(1,198,760)	$(308,624)	$(1,507,384)

Total long-lived assets	$1,104,458	$10,346,630	$11,451,088

The Company’s revenues are derived from the following major customers:

	December 31, 2020	December 31, 2019
Customer A	$2,860,324	$2,827,877
Customer B	31,917	88,857
Other customers	—	—
Total revenues	$2,892,241	$2,916,734

NOTE 15. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

In 2020, the Company purchased 50% working interest in the Utikuma field in Alberta, Canada for an aggregate purchase price of $678,765. In connection with the acquisition, Company recognized an asset retirement obligation of $906,146.

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Property acquisitions	$678,765	$—
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	—
Total costs incurred	$678,765	$—

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

	December 31, 2020	December 31, 2019
Capitalized costs:
Unevaluated properties	$—	$—
Evaluated properties	6,456,367	11,400,285
	6,456,367	11,400,284
Less: Accumulated DD&A	(2,693,300)	(1,520,527)
Net capitalized costs	$3,763,067	$9,879,758

Oil and Gas Reserve Information

MKM Engineering (“MKM”), an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the Chaves County, New Mexico and Creek County, Oklahoma and Canadian property leasehold interests as of December 31, 2020 and the estimates of the proved reserves, future production, and income attributable to the Milam County, Texas, Chaves County, New Mexico and Creek County, Oklahoma leasehold interests as of December 31, 2017. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America and Canada.

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

Oil (Bbls)

December 31, 2018	1,894,180
Revisions of prior estimates	(11,217)
Purchases of reserves in place	—
Disposition of mineral in place	—
Production	(82,506)
December 31, 2019	1,800,457
Revisions of prior estimates	(860,450)
Purchases of reserves in place	466,800
Disposition of mineral in place	—
Production	(95,135)
December 31, 2020	1,311,672

	December 31, 2020	December 31, 2019

Estimated quantities of proved developed reserves – Oil (Bbls)	1,245,512	1,668,437
Estimated quantities of proved undeveloped reserves – Oil (Bbls)	66,160	112,020

Proved developed and proved undeveloped reserves decreased from December 31, 2019 to December 31, 2020, primarily due the forfeiture of wells in New Mexico, production and revision of prior estimates, partially offset by the acquisition of the Canadian Properties.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserve	Oil (bbls)
December 31, 2019	1,688,439
Acquired reserves	466,800
Disposition of reserves	—
Revision of prior estimates	(827,234)
Production	(95,135)
December 31, 2020	1,245,512

Proved undeveloped reserves	Oil (bbls)
December 31, 2019	112,020
Acquired reserves
Revisions to prior estimates	(45,860)
December 31, 2020	66,160

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

	December 31, 2020	December 31, 2019

Future cash inflows	$47,647,500	$95,308,120
Future production costs	(25,203,830)	(30,349,800)
Future development costs	(2,148,510)	(2,051,730)
Future income taxes	—	—

Future net cash flows	20,295,160	62,906,590
Discount of future net cash flows at 10% per annum	(12,339,240)	(37,081,860)

Standardized measure of discounted future net cash flows	$7,956,920	$25,824,730

Changes in standardized measure of discounted future cash flows

	December 31, 2020	December 31, 2019

Beginning of year	$25,824,730	$23,638,725
Sales and transfers of oil & gas produced, net of production costs	(735,300)	(1,514,335)
Net changes in prices and production costs	(249,508)	5,780,704
Changes in estimated future development costs	96,780	(676,141)
Acquisitions/dispositions of minerals in place, net of production costs	—	—
Revision of previous estimates	(14,938,598)	(878,772)
Change in discount	436,490	1,386,793
Change in production rate or other	(2,477,674)	(1,912,244)

End of year	$7,956,920	$25,824,730

NOTE 16. SUBSEQUENT EVENTS

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

On March 30, 2021, Mark Allen converted $30,000 of unpaid contract wages from early 2020 into 333,333 common shares of common stock at a rate of $0.09 per share.

On March 30, 2021, Mark Allen converted a defaulted secured loan of $270,000 that was due on December 15, 2019. The debt was converted at a rate of $0.05 per share and resulted in the issuance of 5,400,000 shares of common stock and 5,400,000 warrants to purchase common stock. The warrants have a strike price of $0.08 per share and expire in 36 months.

Effective September 1, 2021, the Board accepted Zel Khan’s resignation as Chief Executive Officer (“CEO”). See Form 8-K filing reference in Exhibits section below

Effective September 1, 2021, Mark M Allen was promoted from President to CEO. See Form 8-K reference in Exhibits section below.

