Form 10-Q
period 2021-03-31
Petrolia Energy Corp
filed 2022-06-15
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of June 15, 2022.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$98,268	$155,045
Accounts receivable	451,239	5,000
Other current assets	39,443	39,443
Total current assets	588,950	199,488

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	8,673,423	8,619,427
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(3,085,709)	(2,868,453)
Net property and equipment	5,788,824	5,952,084

Other assets
Operating lease right-of-use asset	20,612	23,145
Other assets	997,516	985,187

Total Assets	$7,395,902	$7,159,904

LIABILITIES & STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,102,076	$1,067,841
Accounts payable – related parties	—	587
Operating lease liability – current	11,028	13,107
Accrued liabilities	761,879	1,572,055
Accrued liabilities – related parties	738,757	751,949
Notes payable, current portion	3,239,546	3,037,737
Notes payable – related parties, current portion	950,516	1,035,329
Total current liabilities	6,803,802	7,478,605

Asset retirement obligations	3,746,828	3,624,133
Notes payable, net of current portion	—	573
Operating lease liability	13,718	13,909
Derivative liability	371,514	183,798
Total Liabilities	$10,935,862	$11,301,018

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 168,696,226 shares issued and outstanding	176,988	168,696
Additional paid in capital	60,082,160	59,044,519
Shares to be issued	—	—
Accumulated other comprehensive income	(264,105)	(266,432)
Accumulated deficit	(63,535,202)	(63,088,096)
Total Stockholders’ Deficit	(3,539,960)	(4,141,114)

Total Liabilities and Stockholders’ Deficit	$7,395,902	$7,159,904

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31, 2021	Three month ended March 31, 2020
Oil and gas sales
Oil and gas sales	$1,082,248	$481,121
Total Revenue	1,082,248	481,121

Operating expenses
Lease operating expense	535,393	603,249
Production tax	1,163	678
General and administrative expenses	331,014	245,263
Depreciation, depletion and amortization	183,139	302,378
Asset retirement obligation accretion	88,206	48,945
Total operating expenses	1,138,915	1,200,693

Loss from operations	(56,667)	(719,572)

Other income (expenses)
Interest expense	(158,048)	(185,813)
Other income	—	407
Change in fair value of derivative liabilities	(187,716)	(126,675)
Total other income (expenses)	(345,764)	(312,081)
Net loss before taxes	(402,431)	(1,031,653)

Series A Preferred Dividends	(44,675)	(44,675)

Net loss attributable to common stockholders	(447,106)	(1,076,328)

Income (loss) per share
(Basic & diluted)	0.00	(0.01)

Weighted average number of common shares outstanding, basic & diluted	170,685,245	165,140,155)

Other comprehensive income, net of tax
Foreign currency translation adjustments	2,327	(127,548)
Comprehensive income (loss)	(444,779)	(1,203,876)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional	Shares	Accumulated other		Stockholders’
	Preferred stock		Common stock		paid-in	to be	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at December 31, 2019	199,100	$199	164,548,726	$164,549	$57985,359	$55,375	$(281,565)	$(52,600,378)	$5,386,539

Stock-based compensation	—	—	—	—	67,193	—	—	—	67,193
Common shares issued	—	—	591,250	591	54,784	(55,375)	—	—	—
Series A preferred dividends	—	—	—	—	—	—	—	(44,675)	(44,675)
Warrants issued as financing fees	—	—	—	—	7,234	—	—	—	7,234
Shares for conversion of related party debt	—	—	156,250	156	12,344	—	—	—	12,500
Warrants issued with loans	—	—	—	—	332,881	—	—	—	332,881
Stock to be issued			—	—	—	69,375	—		69,375
Other comprehensive income (loss)	—	—	—	—	—	—	(127,548)	—	(127,548)
Net loss	—	—	—	—	—	—	—	(1,031,653)	(1,031,653)
Balance at March 31, 2020	199,100	$199	165,296,226	$165,296	$58,459,795	$69,375	$(346,113)	$(53,676,706)	$4,671,846

Balance at December 31, 2020	199,100	$199	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock-based compensation	—	—	—	—	27,369	—	—	—	27,369
Series A preferred dividends	—	—	—	—	—	—	—	(44,675)	(44,675)
Warrants issed as financing fee	—	—	—	—	9,252	—	—	—	9,252
Common shares issued for conversion of debt	—	—	2,700,000	2,700	86,400	—	—	—	89,100
Common shares issued for settlement of related party fee	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for settlement of loans	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	2,327	—	2,327
Net Income (loss)	—	—	—	—	—	—	—	(402,431)	(402,431)
Balance at March 31, 2021	199,100	$199	176,988,322	$176,988	$60,082,160	$—	$(264,105)	$(63,535,202)	$(3,539,960)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$(402,431)	$(1,031,653)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	183,139	302,378
Asset retirement obligation accretion	88,206	48,945
Operating lease	263	—
Amortization of debt discount	63,007	49,594
Change in fair value of derivative liabilities	187,716	126,675
Stock-based compensation expense	27,369	67,193
Warrants issued as financing fees	9,252	7,234
Changes in operating assets and liabilities
Accounts receivable	(446,238)	(12,701)
Other current assets	—	(19,438)
Accounts payable	24,483	29,601
Accounts payable – related parties	(587)	—
Accrued liabilities	(112,776)	166,627
Accrued liabilities – related parties	331,640	25,685
Net cash flows from operating activities	(46,957)	(239,860)

Cash Flows from Investing Activities
Escrow for property purchase	—	1,374,353)
Cash flows from investing activities	—	(1,374,353)

Cash Flows from Financing Activities
Proceeds from notes payable	—	1,418,934
Repayments on notes payable	(1,926)	(1,836)
Proceeds from related party notes payable	—	200,000
Repayments on related party notes payable	(10,221)	(33,799)
Shares to be issued	—	69,375
Cash flows from financing activities	(12,147)	1,652,674

Changes in foreign exchange rate	2,327	(59,680)

Net change in cash	(56,777)	(21,219)
Cash at beginning of period	155,045	34,513
Cash at end of period	$98,268	$13,294

SUPPLEMENTAL DISCLOSURES

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
SUPPLEMENTAL DISCLOSURES
Interest paid	$71,565	$—
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	44,675	44,675
Debt discount on warrant issue	—	332,881
Conversion of related party debt and payables	527,520	—
Settlement of notes payable related party for common shares	135,000	12,500
Issuing of previous shares to be issued	—	55,375

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (the “Company”) is in the business of oil and gas exploration, development and production.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2020, as reported in Form 10-K, have been omitted.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2021 and December 31,2020.

March 31, 2021	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	371,514	371,514
ARO liabilities	—	—	3,746,828	3,746,828

December 31, 2020
Derivative liabilities	—	—	183,798	183,798
ARO liabilities	—	—	3,624,133	3,624,133

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

NOTE 4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2019	$2,563,434	$10,350,538	$12,913,972
Additions	678,765	—	678,765
Dispositions	—	(5,648,994)	(5,648,994)
Impairment of oil and gas properties	—	(396,922)	(396,922)
Asset retirement cost additions	906,146	—	906,146
Foreign currency translation	166,460	—	166,460
As of December 31, 2020	$4,314,805	$4,304,622	$8,619,427
Foreign currency translations	53,996	—	53,996
As of March 31, 2021	$4,368,801	$4,304,622	$8,673,423

Accumulated depletion
As of December 31, 2019	1,458,976	61,551	1,520,527
Depletion	1,115,595	—	1,115,595
Foreign currency translation	57,178	—	57,178
As of December 31, 2020	$2,631,749	$61,551	$2,693,300
Depletion	175,394	—	175,394
Foreign currency translation	34,117	—	34,117
As of March 31, 2021	$2,841,259	$61,551	$2,902,811

Net book value as of December 31, 2020	$1,683,056	$4,243,071	$5,926,127
Net book value as of March 31, 2021	$1,527,542	$4,234,071	$5,770,612

On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the same NOACK property with Flowtex Energy LLC. (“FT”). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019 and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2019, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company at March 31, 2021 which is included in other current assets. The $400,000 was recorded as a gain on sale of properties. On July 6, 2021, the remaining $25,000 accounts receivable was settled via the following. The purchaser remitted a cash payment of $8,995, as well as paying (on the Company’s behalf) $16,005 of outstanding property tax invoices previously incurred by the Company.

On May 01 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 525 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($607,357), necessary for the wells to continue in production after the acquisition. Additional funds ($390,159 USD) remain in the other current asset balance for future payments from BSR, related to the acquisition.

On July 27, 2020, the Company entered into a settlement agreement with their Trustee pursuant to which nine leases totaling approximately 3,800 acres of the 4,880-acre Twin Lakes San Andres Unit were forfeited as a part of the settlement agreement. Consequently, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the Trustee. The company accounted for the forfeiture of the TLSAU properties, in accordance with Reg S-W.T.Rule 4-10(c)(6). Accordingly, an analysis of multi-period reserve reports was performed to determine the percentage of the cumulative US full cost pool’s reserves that were forfeited (56% or 943,820). Then that percentage was multiplied by the period end net property balance of $10,175,456. This resulted in a write down of $5,648,994 ($10,175,456 * 56%) of the US cost pool, which was recorded as part of operating expenses for the year ended December 31, 2020. Note that both TLSAU and SUDS make up the US full cost pool.

NOTE 5. LEASES

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of March 31, 2021 we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	March 31, 2021	December 31, 2020

Right-of-use assets	Other long-term assets	20,612	23,145
Current lease liabilities	Other current liabilities	11,028	13,107
Non-current lease liabilities	Other long-term liabilities	13,718	13,909

As of March 31, 2021, the maturities of our lease liability are as follows:

2021	$15,050
Total	$15,050
Less: Imputed interest	(1,332)
Present value of lease liabilities	$13,718

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

	Interest rate	Date of maturity	March 31, 2021	December 31, 2020
Truck loan (i)	5%	January 20, 2022	$7,990	$9,916
Credit note I (ii)	12%	May 11, 2021	—	800,000
Credit note II (iii)	12%	October 17, 2019	—	346,038
Credit note III (iv)	15%	April 25, 2021	—	750,000
Discount on credit note III	—	—	—	(5,976)
Credit note IV(v)	10%	June 30, 2021	933,095	937,109
Discount on credit note IV	—	—	(238,577)	(285,768)
Credit note V(vi)	10%	December 31, 2021	918,049	—
Discount on credit note V	—	—	(1,195)	—
Credit note VI (vii)	10%	December 31, 2021	1,133,104	—
Lee Lytton	—	On demand	3,500	3,500
Joel Oppenheim (viii)	10%	On demand	—	161,900
Joel Oppenheim (viii)	10%	On demand	—	15,000
Joel Oppenheim(viii)	10%	October 17, 2018	—	240,000
Credit Note VII (viii)	10%	December 31, 2021	416,900	—
Origin Bank (PPP loan) (ix)	—	—	56,680	56,680
M. Horowitz	10%	October 14, 2016	10,000	10,000
			$3,239,546	$3,038,309
Current portion:
Truck loan			$7,990	$9,343
Credit note I			—	800,000
Credit note II			—	346,038
Credit note III			—	744,023
Credit note IV			694,518	651,251
Credit note V			916,854	—
Credit note VII			1,133,104	—
Lee Lytton			3,500	3,500
Joel Oppenheim			—	161,900
Joel Oppenheim			—	15,000
Joel Oppenheim			—	240,000
Credit note VII			416,900	—
Origin Bank (PPP loan)			56,680	56,680
M. Horowitz			10,000	10,000
Current portion of notes payable			$3,239,546	$3,037,737

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(ii)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021. The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). Upon the disposition of Bow, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky Resources Ltd. (“Blue Sky”).

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

On January 1, 2021, the Lender signed an amended loan agreement, which moved the balance of this note to credit note VI. More details can be found in footnote (vii).

(iii)	On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 to acquire an additional 3% working interest in the Canadian Properties. The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% working interest in the Canadian Properties and has no financial covenants. During 2020, the LOC balance increased by $146,000 resulting in a $346,038 ending balance. On January 1, 2021, the Lender signed an amended loan agreement, which moved the balance of this note to credit note VI. More details can be found in footnote (vi) and (vii).

(iv)	On April 25, 2019, the Company entered into a promissory note (an “Acquisition Note”) with a third-party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 9% per annum and is due in full at maturity on April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.12 per share expiring on May 1, 2021, were issued associated with the note. The fair value of issued warrants were recorded as a debt discount of $38,249 and amortization of $8,366. The notes hold a security guarantee of working interest in the Utikuma oil field and a working interest in the TLSAU field. On January 1, 2021, the Lender signed an amended loan agreement, which moved the balance of this note to credit note V. More details can be found in footnote (vi).

(v)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 of common stock, at an exercise price of $0.05 per share, expiring on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614.14.

(vi)	On January 1, 2021, the Company signed an amended loan agreement with a third party for $918,049, which combined credit note III along with $146,038 of credit note II and accrued interest on those amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. The warrants associated with credit note III are applied as a discount to the amended loan. The note holds a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. This modification created a gain of $77,576, which was recorded in additional paid in capital, due to the related party nature of the transaction.

(vii)	On January 1, 2021, the Company signed an amended loan agreement with a third party for $1,133,104, which combined credit note I along with $200,000 of credit note II and accrued interest on those amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. The note holds a security interest against the 25% Working Interest in the Cona assets. This modification created a gain of $104,235, which was recorded in additional paid in capital, due to the related party nature of the transaction.

(viii)	Various Shareholder Advances provided by Mr. Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021.

(ix)	On April 23, 2020, the Company was granted a $56,680 business loan through the Paycheck Protection Program (PPP) administered through the CARES act. The loan amount was based 2.5 times the Company’s average monthly payroll costs. The company applied for loan forgiveness, and it was granted on July 26, 2021..

The following is a schedule of future minimum repayments of notes payable as of March 2021:

2021	$3,479,318
Thereafter	—
$3,479,618

NOTE 7. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	March 31, 2021	December 31, 2020
Quinten Beasley	10%	October 14, 2016	$5,000	$5,000
Jovian Petroleum Corporation (i)	4%	December 31, 2021	178,064	188,285
Ivar Siem (ii)	12%	On demand	—	200,000
Ivar Siem (ii)	Non-interest	On demand	—	50,000
Ivar Siem (ii)	9%	December 31, 2021	278,435	—
Mark M Allen (iii)	9%	September 2, 2021	55,000	55,000
Mark M Allen (iv)	10%	June 30, 2021		135,000
Mark M Allen (v)	12%	June 30, 2021	200,000	200,000
Mark M Allen (vi)	10%	June 30, 2020	—	100,000
Discount on Mark M Allen ($100K)			—	(11,536)
Mark M Allen (vi)	10%	June 30, 2020	—	125,000
Discount on Mark M Allen ($125K)			—	(11,420)
Mark Allen (vi)	9%	June 30, 2021	245,938	—
Discount on Mark M Allen ($245K)			(11,922)	—
			$950,516	$1,035,329

(i)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021.

(ii)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the note holder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with a Ivar Siem. The note does not bear any interest (0% interest rate) is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on March 1, 2022. The warrants vest and will be issued on January 1, 2021. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% and matures on December 21, 2021.

(iii)	On April 15, 2020, the Company entered into a consulting agreement, with Mark M Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. Mr. Allen is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bears interest at an interest rate of 9% per annum and matures on August 15, 2021.

(iv)	On January 6, 2020, the Company entered into a consulting agreement, with Mark M Allen, that included a funding clause where the Company borrowed $135,000 ($62,000 on January 6, 2020, $45,000 on May 18, 2020, and $28,000 on June 26, 2020) from a third party. The third party is responsible for the future oversight and management of the SUDS field located in Creek County, Oklahoma. The note bore interest at an interest rate of 10% per annum and mature on June 30, 2020. On March 30, 2021, this note was settled with shares of the company. More details can be found in Note 10. Equity.

(v)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark M Allen. The note bears interest at an interest rate of 12% per annum and matures on June 30, 2021. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(vi)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark M Allen. The note bore interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark M Allen. The note bore interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matures on June 30, 2021.

The following is a schedule of future minimum repayments of related party notes payable as of March 31, 2021:

2021	$962,438
Thereafter	—
$962,438

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

A summary of the activity of the derivative liabilities is shown below:

As of December 31, 2020	183,798
Additions	—
Fair value adjustment	187,716
As of March 31, 2021	$371,514

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

March 31, 2021
Risk-free interest rate	0.01% - 0.35%
Expected life	0.11 – 2.58 years
Expected dividend rate	0%
Expected volatility	289% - 398%

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

March 31, 2021
Inflation rate	1.92 - 2.15%
Estimated asset life	12-22 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2019	$1,445,991	$277,373	$1,723,364
Acquisition of Canadian property - Utikuma	906,146	—	906,146
Plugging liability at Twin Lakes		606,109	606,109
Accretion expense	259,016	28,742	287,758
Foreign currency translations	100,756	—	100,756
Asset retirement obligations, December 31, 2020	2,711,909	912,224	3,624,133
Accretion expense	81,823	6,383	88,206
Foreign currency translation	34,489	—	34,489
Asset retirement obligations, March 31, 2021	$2,828,221	$918,607	$3,746,828

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $44,675 were declared for the three months ended March 31, 2021 and the three months ended March 31, 2020

Common stock

As of year ended December 31, 2019, the Company closed private placements for $0.08 per unit for a total of 1,875,000 units and gross proceeds of $150,000 (the “2019 Units”). Each 2019 Unit was comprised of one common share and two warrants entitling the holder to exercise such warrant for one common share for a period of two years from the date of issuance. The warrants have exercise price of $0.10 per share. See additional description of the detail transactions concerning those warrants in Note 11: Related Party Transactions, below.

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

On September 1, 2020, the Company entered into an employment agreement with Mark Allen, to serve as President for a period of six months (with monthly extensions). The President was to be paid a salary of $15,000 a month. Also, the President was issued a signing bonus of 2,000,000 shares of common stock. One million (1,000,000) shares were to be issued upon signing and the remaining 1,000,000 shares are to be issued at the completion of a 6-month probationary period. In addition, the President was granted warrants to purchase 1,000,000 shares of common stock exercisable at $0.08 per share equally vesting over 24 months. The warrants expire in 36 months.

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

On January 25, 2021, the Company signed an Executive Salary Payable Agreement with Zel Khan as the Chief Executive Officer. All of Mr. Khan’s previous salary obligation was satisfied by the issuance of 1,992,272 shares of the Company on January 25, 2021.

Joel Oppenheim, former Director, was issued 316,491 shares on January 25, 2021 pursuant to a Director’s Fees Payable Agreement. The agreement stated that the shares were issued in full satisfaction of all outstanding director fees payable.

Paul Deputy was reinstated Interim Chief Financial Officer, signed a Settlement and Mutual Release Agreement. In exchange for releasing the Company for any current, outstanding payroll and/or service-related liability on January 29, 2021, the Company agreed to pay Mr. Deputy $50,000, to be paid in $2,500 monthly increments, starting April 1, 2021. In addition, Mr. Deputy was issued 250,000 shares of Petrolia common stock on January 29, 2021.

On March 30, 2021, Mark Allen converted $30,000 of unpaid contract wages from early 2020 into 333,333 common shares of common stock.

On March 30, 2021, Mark Allen converted a defaulted secured loan of $135,000 as well as $135,000 of guaranteed return. that was due on December 15, 2019. The conversion consisted of 5,400,000 shares of common stock and 5,400,000 warrants to purchase common stock. The warrants have a strike price of $0.08 per share and expire in 36 months.

More details on the transactions above can be found in Note 11. Related Party Transactions.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2019	57,043,837	$0.14
Granted	18,650,000	0.15
Exercised	(1,650,00)	0.08
Expired	(33,279,170)	0.19
Outstanding at December 31, 2020	40,764,667	$0.13
Granted	6,400,000	0.08
Expired	(2,873,833)	0.11
Outstanding at March 31, 2021	44,290,834	$0.12

As of March 31, 2021, the weighted-average remaining contractual life of warrants outstanding was 1.41 years (December 31, 2020 – 1.39 years).

As of March 31, 2021, the intrinsic value of warrants outstanding is $0.00 (December 31, 2020 - $0.00).

The table below summarizes warrant issuances during the three months ended March 31, 2021, and year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Warrants granted:
Board of Directors and Advisory Board service	750,000	5,250,000
Pursuant to employment agreements	—	1,000,000
Pursuant to financing arrangements	250,000	1,000,000
Pursuant to consulting agreements	—	250,000
Pursuant to loan agreements	—	11,150,000
Pursuant to extinguishment of debt	5,400,000	—
Total	6,400,000	18,650,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.16% to 0.35%	1.65% to 2.38%
Expected life	2.0 to 3.0 years	1.0 to 3.0 years
Expected dividend rate	0%	0%
Expected volatility	449% to 479%	240% to 274%

NOTE 11. RELATED PARTY TRANSACTIONS

On January 20, 2020, Jovian Petroleum, a related party, purchased 1 unit of the debt private placement with gross proceeds of $12,500. At maturity, the holder has the option to either collect the principal or convert the balance into shares/warrants. The conversion would be for 156,250 shares of common stock and warrants to purchase 312,500 shares of common stock at a price of $0.08 per unit. Jovian converted the debt into shares during 2020.

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($607,357 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($390,159 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On September 1, 2020, the Company entered into an employment agreement with Mark Allen, to serve as President for a period of six months (with monthly extensions). The President was to be paid a salary of $15,000 a month. Also, the President was issued a signing bonus of 2,000,000 shares of common stock. One million (1,000,000) shares were to be issued upon signing and the remaining 1,000,000 shares are to be issued at the completion of a 6-month probationary period. In addition, the President was granted warrants to purchase 1,000,000 shares of common stock exercisable at $0.08 per share equally vesting over 24 months. The warrants expire in 36 months.

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

On January 7, 2021, prior Board Member Joel Oppenheim was issued 316,491 shares of common stock. These shares were in exchange for Mr. Oppenheim releasing the Company of his remaining board compensation balance of $60,000. The shares were issued at the price on that date of $0.02. This created a gain of $53,670 that was recorded as additional paid in capital, due to the related party nature of the transaction.

On January 11, 2021, prior CEO Zel Khan was issued 1,992,272 shares of common stock. These shares were in exchange for Mr. Khan releasing the Company of his remaining deferred outstanding salary balance of $325,000. The shares were issued at the price on that date of $0.025. This created a gain of $275,193 that was recorded as additional paid in capital, due to the related party nature of the transaction. On January 29, 2021, prior CFO Paul Deputy signed an agreement that in exchange for 250,000 shares of common stock and 20 monthly payments of $2,500 starting in April 2021, he would release the Company of his remaining deferred outstanding salary balance of $192,520.04. The shares were issued at the price on that date of $0.033. This created a gain of $134,270 that was recorded as additional paid in capital, due to the related party nature of the transaction.

On March 30, 2021, President Mark Allen was issued 333,333 shares of common stock. These shares were in exchange for Mr. Allen releasing the company of an outstanding consulting fee balance of $30,000. The shares were issued at the price on that date of $0.033. This created a gain of $19,001 that was recorded as additional paid in capital, due to the related party nature of the transaction.

On March 31, 2021, President Mark Allen was issued 5,400,000 shares of common stock. These shares were in exchange for Mr. Allen releasing the company of an outstanding loan of $135,000 and outstanding guaranted return on that loan of $135,000. The shares were issued at the price on that date of $0.033. In addition, the president was granted warrants to purchase 5,400,000 shares of common stock at $0.08, vesting immediately. The warrants expire in 36 months. The warrants were valued at $200,378 using the Black Sholes method. This created a loss of $108,578 that was recorded as a reduction to additional paid in capital, due to the related party nature of the transaction.

NOTE 12. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Three months ended March 31, 2021
Revenue	$1,069,595	$12,653	$1,082,248
Production costs	(510,424)	(161,132)	(671,556)
Depreciation, depletion, amortization and accretion	(257,218)	(14,127)	(271,345)
Results of operations from producing activities	$301,953	$(162,606)	$139,347

Total long-lived assets, March 31, 2021	$1,527,541	$4,261,283	$5,788,824

Three months ended March 31, 2020
Revenue	$474,632	$6,489	$481,121
Production costs	(481,447)	(122,660)	(604,107)
Depreciation, depletion, amortization and accretion	(336,323)	(15,000)	(351,323)
Results of operations from producing activities	$(343,138)	$(131,172)	$(474,309)

Total long-lived assets, March 31, 2020	$733,777	$10,338,584	$11,072,361

NOTE 13. SUBSEQUENT EVENTS

On April 8, 2021, the State of New Mexico Energy, Minerals and Natural Resources Oil Conservation Division (“OCD”) sent the Company a Notice of Violation alleging that the Company was not in compliance with certain New Mexico Oil and Gas Act regulations associated with required reporting, inactive wells, and financial assurance requirements. The OCD proposed an assessment of approximately $35,100. On December 30, 2021, the Company entered a Stipulated Final Order to resolve the matter. The company agreed to submit appropriate forms for the identified wells, open an escrow account and deposit funds into it, and provide the OCD with a report proposing deadlines for bringing all remaining wells into compliance. The first two wells were plugged in June of 2022. See Form 8-K reference in Exhibits section below.

Effective September 1, 2021, the Board accepted Zel Khan’s resignation as Chief Executive Officer (“CEO”). See Form 8-K filing reference in Exhibits section below.

Effective September 1, 2021, Mark M Allen was promoted from President to CEO. See Form 8-K reference in Exhibits section below.

In October and November of 2021 and January of 2022, the Company entered into various subscription agreements to sell an aggregate amount of 11,000 shares of its’ newly designated Series C Convertible Preferred Stock at $10 per share. See Form 8-K filing reference in Exhibits section below.

On October 25, 2021, the Company issued one share each of its newly designated shares of Series B Preferred Stock to Board of Directors members James Burns, Leo Womack and Ivar Siem. These shares vote in aggregate sixty percent of the total vote on all shareholder matters. See Form 8-K filing reference in Exhibits section below.

On December 30, 2021, the Company reached a settlement with Argonaut Insurance Company (Argo), regarding a final judgement of $52,749 that had been issued on March 6, 2018. The company paid Argo a lump sum of $15,000 in full satisfaction of the original judgement. See From 8-K reference in Exhibits section below.

On February 16, 2022, the Company entered into both a Purchase and Sale Agreement and a Debt Settlement Agreement with Prospera Energy. Prospera agreed to purchase the Company’s twenty-eight percent (28%) working interest in the Cuthbert, Luseland and Heart Hills assets in Saskatchewan and Alberta. Under these agreements Prospera will forgive $1,720,613 in debt from the Company, arising from joint interest billings. Prospera will also issue a $510,000 convertible debenture to Petrolia Canada, which can be converted to common share units. Lastly, Prospera will pay the Company $75,000 CND in five equal installments. See Form 8-k reference in Exhibits section below.

On March 11, 2022, the Company filed a lawsuit in Harris County Texas against Jovian Petroleum Corporation, Zel Khan and Quinten Beasley. The lawsuit claims fraud and breach of contract against all named defendants, as well as breach of fiduciary duty claims against Zel Khan and Quinten Beasley. See Form 8-K reference in Exhibits section below.

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

Effective June 15, 2022, Heather Monk was promoted from Corporate Controller to Interim CFO.

On June 13, 2022, a Letter Agreement was signed between Blue Sky Resources Ltd. (“BSR”) and Petrolia Energy Corporation whereby Petrolia Canada Corporation (“PCC”) will sell to BSR its 50% working interest in the Utikuma Lake oil field. The details of the Letter Agreement will be disclosed in an upcoming Form 8-K.

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

Please see the “Glossary of Oil and Gas Terms” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on May 16, 2022 (the “2020 Annual Report”) for a list of abbreviations and definitions used throughout this Report.

This information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Annual Report.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Consolidated Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Petrolia” and “Petrolia Energy Corp.” refer specifically to Petrolia Energy Corp. and its wholly owned subsidiaries.

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

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico. TLSAU is currently shut-in awaiting confirmation of lease acreage held, then capital allocation to complete some regulatory plugging requirements. The Company is currently plugging two wells at TLSAU.

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

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). Note that WTI crude prices did not exceed those price thresholds until 2021, so the contingent $1,000,000 will not be recorded until 2021. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($607,357 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($390,159 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On June 13, 2022, a Letter Agreement was signed between Blue Sky Resources Ltd. (“BSR”) and Petrolia Energy Corporation whereby Petrolia Canada Corporation (“PCC”) will sell to BSR its 50% working interest in the Utikuma Lake oil field. The details of the Letter Agreement will be disclosed in an upcoming Form 8-K.

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended March 31, 2021 was $1,082,248, an increase of $601,127 from the three months ended March 31, 2020. The increase was due to revenue from the Utikuma field. Revenues associated with our US properties totaled $12,653.

Operating Expenses

Operating expenses increased by $138,600, to $1,138,915 for the three-month period ended March 31, 2021, compared to $1,200,693 for the three months ended March 31, 2020. The operating expense increase was primarily due to an increase in general and administrative expenses, due to stock compensation. This was offset by a small decrease of $68,036 in lease operating expenses along with a decrease of $119,239 in depreciation, depletion and amortization, due the age of our assets.

Other income (expense)

The Company had net other expense of $345,764 for the three-month period ended March 31, 2021, compared to a net other expense of $312,081, for the three-month ended March 31, 2020. The increase in expense was created by a $61,041 increase in derivative liabilities, and offset by a decrease of $27,765 in interest expense..

Foreign exchange gain was $2,327 for the three-month period ended March 31, 2021 compares to a loss of $127,548 for the three-month period ended March 31, 2020. The decrease resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the three months ended March 31, 2021 was $402,431, compared to a net loss of $1,031,653 for the three months ended March 31, 2020. The primary reasons for the decrease in net loss is due to the increased production from the Utikuma field.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2020 to March 31, 2021.

As of March 31, 2021, we had total current assets of $588,950 and total assets of $7,395,902. Our total current liabilities as of March 31, 2021 were $6,803,802 and our total liabilities as of March 31, 2021 were $10,935,862. We had negative working capital of $6,214,852 as of March 31, 2021.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $4,190,267 along with accounts payable and accrued liabilities. Our largest accounts payable balance is with the operator of the Cona field. The largest accrued liabilities are $675,340 of accrued dividends on our preferred stock and $456,581 owed to related parties for board fees and other compensation.

Net cash used in operating activities was $46,957 and $239,860 for the three months ended March 31, 2021 and 2020, respectively. The primary cause for the decrease was an increase in net income, due to the increased production in Canada, and the payment of compensation using stock rather than cash.

Net cash from investing activities was $0.00 for the three months ended March 31, 2021 compared to net cash used of $1,374,353 for the three months ended March 31, 2020. The change was primarily due to the funds used to acquire the Canadian Properties in the first quarter of March 2020.

Net cash used by financing activities was $12,147 for the three months ended March 31, 2021; net cash provided by financing activities was $1,652,674 for the three months ended March 31, 2020. The decrease of $1,640,527 was primarily due to the loan of $1,418,934 in 2020 from a third party, while no new notes payable were incurred in the first quarter of 2021 (see “Part I – Item 1. Financial Statements - Note 6. Notes Payable”, above for information regarding outstanding debt obligations).

During the quarter ended March 31, 2021, the Company operated at a negative cash flow from operations of approximately $15,500 per month and our auditors have raised a going concern in their audit report as contained herein.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by working over existing wells, reducing general and administrative expenses and optimizing the cashflow from our producing assets.. However, we may need to raise additional funds to workover wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $63,535,202 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4 Controls and Procedures

(a) Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive and Financial Officer and implemented by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

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

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on May 15, 2022 under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2020 under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are currently behind in our SEC filing obligations.

This Form 10-Q filing is being filed well past the due date. As of the date of this filing, we are deficient in filing our quarterly reports on Form 10-Q for the calendar year 2021 and 2022, and our 10-K for the calendar year 2021. Shareholders may have less information to determine the value of our common stock if we fail to timely make filings with the SEC and/or fail to make such filings with the SEC.

Administrative Proceedings

File No. 3-20724 was filed by the SEC seeking to revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act. The Company has filed a response to the SEC’s motion, but there is no assurance that the Company will be successful, and that the registration of the Company’s securities will not be revoked.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities sold by the Company during the period covered by this report and through the date of filing of this report, that were not registered under the Securities Act, which has not previously been included in a Current Report on Form 8-K or the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

PETROLIA ENERGY CORPORATION

June 15, 2022	By:	/s/ Mark M Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive)

June 15, 2022	By:	/s/ Heather M Monk
Heather M. Monk
Interim Chief Financial Officer
(Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	09/30/2018	000-52690
10.02	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	09/30/2018
10.03	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	09/30/2018	000-52690
10.04	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/2019
10.05	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019
10.06	Employment Agreement - Mark M Allen dated September 1, 2020		8-K	10.06	09/01/2020
10.07	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.23	06/30/2019
10.08	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.24	06/30/2019
10.09	Executive Salary Payable Agreement – Mark M Allen dated March 30, 2021		10-Q	10.25	06/30/2019
10.10	Debt to Equity Conversion Agreement – Mark M Allen dated March 30, 2021		10-Q	10.26	06/30/2019
10.11	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.27	06/30/2019
10.12	M Allen $120,000 Loan Agreement @ 10% – dated 1/3/20		10-Q	10.12	03/31/20
10.13	M Allen $125,000 Loan Agreement @10% - dated February 14, 2020		10-Q	10.13	03/31/20
10.14	Reinhart $1,000,000 Loan Agreement @ 10% - dated January 6, 2020		10-Q	10.14	03/31/20
10.15	SUDS Consulting Agreement (Funding)– M Allen $62,000 @ 10% - dated 2/29/20		10-Q	10.15	03/31/20
10.16	American Resources Loan Agreement $50,000 – non interest bearing dated 02/28/20		10-Q	10.16	03/31/20
10.17	SUDS Development Funding-Allen $25K		10-Q	10.17	06/30/20
10.18	PPP Loan Agreement-$56K-04/23/20		10-Q	10.18	06/30/20
10.19	Letter Agreement for sale of PCC to BSR for $6.5M, effective 08/31/21		8-K	10.19	09/02/21	000-52690
10.20	Resignation of Z Khan as CEO effective 09/01/21		8-K	10.20	09/03/21	000-52690
10.21	Promotion of M Allen from President to CEO effective 09/01/21		8-K	10.21	09/03/21	000-52690
10.22	Lazy D Ranch Loan Agreement 09/02/20 - $75K		10-Q	10.22	09/30/21
10.23	8-K Lazy D Ranch Settlement (SUDS)		8-K	10.22	11/21/21	000-52690
10.24	TLSAU Notice of Violation from the New Mexico OCD		8-K	10.24	10/25/21
10.25	Series B Preferred Stock		8-K	10.25	10/25/21
10.26	TLSAU Stipulated Final Order		8-K	10.26	01/14/22
10.27	Settlement with Argonaut Insurance Company		8-K	10.27	01/14/22
10.28	Purchase and Sale Agreement and Debt Settlement with Prospera Energy		8-K	10.28	02/28/22
10.29	Series C Convertible Preferred Stock		8-K	10.29	03/03/22
10.30	Lawsuit against Jovian Petroleum, Zel Khan and Quinten Beasley		8-K	10.30	03/18/22
10.31	Notice of Assignment - Emmett Lescroart loan to Petrolia Canada Corporation	X
10.32	Amended Loan Agreement – Emmett Lescroart – The Prospera/Cona Assets – dated January 27, 2021	X
10.33	Amended Loan Agreement – Emmett Lesroart – The Utikuma Asset – dated January 27, 2021	X
10.34	Amended Loan Agreement – Joel Oppenheim – dated February 12, 2021	X
10.35	Amended Loan Agreement – Ivar Siem/American Resources/Drillmar – dated January 1, 2021	X
10.36	Amended Loan Agreement – Mark Allen – dated January 1, 2021	X
14.1	Code of Ethical Business Conduct		10-Q	14.1	09/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	05/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	02/25/2019
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	Inline XBRL Instance Document**	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document**	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

