Form 10-Q
period 2021-09-30
Petrolia Energy Corp
filed 2022-07-29
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of July 29, 2022.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$34,454	$155,045
Accounts receivable	5,801	5,000
Other current assets	14,664	39,443
Total current assets	54,919	199,488

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	9,401,370	8,619,427
Furniture, equipment & software	201,110	201,110
Less accumulated depreciation and depletion	(3,435,527)	(2,868,453)
Net property and equipment	6,166,953	5,952,084

Other assets
Operating lease right-of-use asset	15,450	23,145
Other assets	984,520	985,187

Total Assets	$7,221,842	$7,159,904

LIABILITIES & STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$2,093,980	$1,067,841
Accounts payable – related parties	—	587
Operating lease liability – current	14,607	13,107
Accrued liabilities	963,064	1,572,055
Accrued liabilities – related parties	735,107	751,949
Notes payable, current portion	3,363,524	3,037,737
Notes payable – related parties, current portion	779,373	1,035,329
Total current liabilities	7,949,655	7,478,605

Asset retirement obligations	3,893,224	3,624,133
Notes payable, net of current portion	—	573
Operating lease liability	1,923	13,909
Derivative liability	23,609	183,798
Total Liabilities	$11,868,411	$11,301,018

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 168,696,226 shares issued and outstanding	176,988	168,696
Additional paid in capital	60,119,924	59,044,519
Accumulated other comprehensive income	(255,023)	(266,432)
Accumulated deficit	(64,688,657)	(63,088,096)
Total Stockholders’ Deficit	(4,646,569)	(4,141,114)

Total Liabilities and Stockholders’ Deficit	$7,221,842	$7,159,904

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Oil and gas sales
Oil and gas sales	$1,723,706	$953,524	$4,054,313	$1,943,866
Total Revenue	1,723,706	953,524	4,054,313	1,943,866

Operating expenses
Lease operating expense	1,578,290	1,125,921	3,726,759	2,462,342
Production tax	1	—	1,164	837
General and administrative expenses	154,554	213,167	676,510	773,625
Depreciation, depletion, and amortization	142,456	353,343	578,880	876,650
Asset retirement obligation accretion	93,787	84,477	275,511	199,092
Loss on TLSAU abandonment	—	3,225,928	—	3,225,928
Total operating expenses	1,969,088	5,002,836	5,258,824	7,538,474

Loss from operations	(245,382)	(4,049,312)	(1,204,511)	(5,594,608)

Other income (expenses)
Interest expense	(148,576)	(175,380)	(478,526)	(543,244)
Other income (expense)	56,680	(188,795)	56,680	(184,024)
Change in fair value of derivative liabilities	264,794	75,362	160,189	(173,628)
Total other income (expenses)	172,898	(288,813)	(261,657)	(900,896)
Net loss before taxes	(72,484)	(4,338,125)	(1,466,168)	(6,495,504)

Series A Preferred Dividends	(44,825)	(44,674)	(134,393)	(134,025)

Net Loss Attributable to Common Stockholders	(117,309)	(4,382,799)	(1,600,561)	(6,629,529)

Loss per share
(Basic and fully diluted)	$(0.00)	$(.03)	$(0.01)	$(.04)

Weighted average number of common shares outstanding, basic & diluted	176,988,322	165,296,226	174,910,384	165,244,392

Other comprehensive income, net of tax
Foreign currency translation adjustments	48,814	175	11,409	(1,811)
Comprehensive loss	$(68,495)	$(4,382,624)	$(1,589,152)	$(6,631,340)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Shares to be	Accumulated other comprehensive	Accumulated	Shareholders’ equity
	Shares	Amount	Shares	Amount	capital	issued	income	deficit	(deficit)
Balance at December 31, 2019	199,100	$199	164,548,726	$164,549	$57,985,359	$55,375	$(218,565)	$(52,600,378)	$5,386,539

Stock-based compensation	—	—	—	—	231,179	—	—	—	231,179
Common shares issued	—	—	591,250	591	54,784	(55,375)	—	—	—
Series A preferred dividends	—	—	—	—	—	—	—	(134,025)	(134,025)
Warrants issued as financing fees	—	—	—	—	30,147	—	—	—	30,147
Shares for conversion of related party debt	—	—	156,250	156	12,344	—	—	—	12,500
Warrants issued with loans	—	—	—	—	332,881	—	—	—	332,881
Stock to be issued			—	—	—	119,375	—	—	119,375
Other comprehensive income (loss)	—	—	—	—	—	—	(1,811)	—	(1,811)
Net loss	—	—	—	—	—	—	—	(6,495,504)	(6,495,504)
Balance at September 30, 2020	199,100	$199	165,296,226	$165,296	$8,646,694	$119,375	$(220,376)	$(59,229,907)	$(518,719)

Balance at December 31, 2020	199,100	$199	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock-based compensation	—	—	—	—	57,047	—	—	—	57,047
Series A preferred dividends	—	—	—	—	—	—	—	(134,393)	(134,393)
Warrants issued as financing fee	—	—	—	—	17,338	—	—	—	17,338
Common shares issued for conversion of debt	—	—	2,700,000	2,700	86,400	—	—	—	89,100
Common shares issued for settlement of related party fee	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for settlement of loans	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	11,409	—	11,409
Net income (loss)	—	—	—	—	—	—	—	(1,466,168)	(1,466,168)
Balance at September 30, 2021	199,100	$199	176,988,322	$176,988	$60,119,924	$—	$(255,023)	$(64,688,657)	$(4,646,569)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash Flows from Operating Activities
Net loss	$(1,466,168)	$(6,495,504)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	578,880	876,650
Asset retirement obligation accretion	275,511	199,092
Operating lease	(2,791)	—
Amortization of debt discount	170,507	146,562
Change in fair value of derivative liabilities	(160,189)	173,628
Stock-based compensation expense	57,047	231,179
Warrants issued as financing fees	17,338	30,147
Forgiveness of PPP loan	(56,680)	—
Loss on TLSAU abandonment	—	3,225,928
Changes in operating assets and liabilities
Accounts receivable	(801)	—
Other current assets	24,779	44,949
Accounts payable	1,029,530	268,099
Accounts payable – related parties	(787,837)	—
Accrued liabilities	(3,048)	357,899
Accrued liabilities – related parties	320,342	196,938
Net cash flows from operating activities	(3,580)	(744,433)

Cash Flows from Investing Activities
Escrow for property purchase	—	—
Cash flows from investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	95,385
Repayments on notes payable	(116,935)	(4,619)
Proceeds from related party notes payable	—	615,000
Repayments on related party notes payable	—	(55,003)
Shares to be issued	—	119,375
Cash flows from financing activities	(116,935)	770,138

Changes in foreign exchange rate	(76)	(53,344)

Net change in cash	(120,591)	(27,639)
Cash at beginning of period	155,045	34,513
Cash at end of period	$34,454	$6,874

SUPPLEMENTAL DISCLOSURES

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
SUPPLEMENTAL DISCLOSURES
Interest paid	$239,389	$113,756
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	134,393	134,025
Debt discount on warrant issue	—	332,881
Conversion of related party debt and payables	557,520	—
Modification of related party debt	181,791	—
Capitalized interest payable	204,488	—
Settlement of notes payable related party for common shares	135,000	12,500
Issuing of previous shares to be issued	—	55,375
Utikuma acquisition – purchase price	—	788,835
Utikuma acquisition – initial ARO	—	906,146
Utikuma acquisition – extra cost triggered by WTI	787,250	—
Third party loan for Utikuma purchase	—	1,120,000
Related party loan payments on Company’s behalf	—	245,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2021, and December 31,2020.

September 30, 2021	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	23,609	23,609
ARO liabilities	—	—	3,893,224	3,893,224

December 31, 2020
Derivative liabilities	—	—	183,798	183,798
ARO liabilities	—	—	3,624,133	3,624,133

Loss per share:

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

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

NOTE 4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2019	$2,563,434	$10,350,538	$12,913,972
Additions	678,765	—	678,765
Dispositions	—	(5,648,994)	(5,648,994)
Impairment of oil and gas properties	—	(396,922)	(396,922)
Asset retirement cost additions	906,146	—	906,146
Foreign currency translation	166,460	—	166,460
As of December 31, 2020	$4,314,805	$4,304,622	$8,619,427
Additions	787,250	—	787,250
Foreign currency translations	(5,307)	—	(5,307)
As of September 30, 2021	$5,096,748	$4,304,622	$9,401,370

Accumulated depletion
As of December 31, 2019	1,458,976	61,551	1,520,527
Depletion	1,115,595	—	1,115,595
Foreign currency translation	57,178	—	57,178
As of December 31, 2020	$2,631,749	$61,551	$2,693,300
Depletion	559,641	—	559,641
Foreign currency translation	(11,806)	—	(11,806)
As of September 30, 2021	$3,179,584	$61,551	$3,241,135

Net book value as of December 31, 2020	$1,683,056	$4,243,071	$5,926,127
Net book value as of September 30, 2021	$1,917,164	$4,243,071	$6,160,235

On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the NOACK property with Flowtex Energy LLC (“FT”). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019, and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2019, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company on June 30, 2021, which was included in other current assets. The $400,000 was recorded as a gain on sale of properties. On July 6, 2021, the remaining $25,000 accounts receivable was settled via the following: the purchaser remitted a cash payment of $8,995, as well as paying (on the Company’s behalf) $16,005 of outstanding property tax invoices previously incurred by the Company.

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CND), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CND). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CND) (for a cumulative contingent total of $1,000,000 The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($599,444 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($385,075 USD) remain in the other current asset balance for future payments from BSR, related to the acquisition.

On July 27, 2020, the Company entered into a settlement agreement pursuant to which nine leases totalling approximately 3,800 acres of the 4,880-acre Twin Lakes San Andres Unit were forfeited as a part of the settlement agreement. Consequently, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the Trustee. The company accounted for the forfeiture of the TLSAU properties, in accordance with Reg S-W.T.Rule 4-10(c)(6). Accordingly, an analysis of multi-period reserve reports was performed to determine the percentage of the cumulative US full cost pool’s reserves that were forfeited (56% or 943,820). Then that percentage was multiplied by the period end net property balance of $10,175,456. This resulted in a write down of $5,648,994 ($10,175,456 * 56%) of the US cost pool, which was recorded as part of operating expenses for the year ended December 31, 2020. Note that both TLSAU and SUDS make up the US full cost pool.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of September 30, 2021, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	September 30, 2021	December 31, 2020

Right-of-use assets	Other long-term assets	15,450	23,145
Current lease liabilities	Other current liabilities	14,607	13,107
Non-current lease liabilities	Other long-term liabilities	1,923	13,909

As of September 30, 2021, the maturities of our lease liability are as follows:

2021	$14,607
2022	1,923
Total	$16,530
Less: Imputed interest	(1,080)
Present value of lease liabilities	$15,450

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

	Interest rate	Date of maturity	September 30, 2021	December 31, 2020
Truck loan (i)	5%	January 20, 2022	$4,022	$9,917
Credit note I (ii)	12%	May 11, 2021	—	800,000
Credit note II (iii)	12%	October 17, 2019	—	346,038
Credit note III (iv)	15%	April 25, 2021	—	750,000
Discount on credit note III	—	—	—	(5,976)
Credit note IV(v)	10%	June 30, 2021	838,220	937,109
Discount on credit note IV	—	—	(144,194)	(285,768)
Credit note V(vi)	10%	December 31, 2021	918,049	—
Credit note VI (vii)	10%	December 31, 2021	1,133,104	—
Lee Lytton	—	On demand	3,500	3,500
Joel Oppenheim (viii)	10%	On demand	—	161,900
Joel Oppenheim (viii)	10%	On demand	—	15,000
Joel Oppenheim(viii)	10%	October 17, 2018	—	240,000
Credit Note VII (viii)	10%	December 31, 2021	416,900	—
Origin Bank (PPP loan) (ix)	—	—	—	56,680
Quinten Beasley	10%	October 14, 2016	5,000	—
Jovian Petroleum Corporation (x)	3.5%	December 31, 2021	178,923	—
M. Horowitz	10%	October 14, 2016	10,000	10,000
			$3,363,524	$3,038,310
Current portion:
Truck loan			$4,022	$9,345
Credit note I			—	800,000
Credit note II			—	346,038
Credit note III			—	744,023
Credit note IV			694,026	651,251
Credit note V			918,049	—
Credit note VI			1,133,104	—
Lee Lytton			3,500	3,500
Joel Oppenheim			—	161,900
Joel Oppenheim			—	15,000
Joel Oppenheim			—	240,000
Credit note VII			416,900	—
Origin Bank (PPP loan)			—	56,680
Quinten Beasley			5,000	—
Jovian Petroleum Corporation			178,923	—
M. Horowitz			10,000	10,000
Current portion of notes payable			$3,363,524	$3,037,737

(i)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(ii)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021. The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). Upon the disposition of Bow, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky Resources Ltd. (“Blue Sky”).

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

(iii)	On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 to acquire an additional 3% working interest in the Canadian Properties. The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% working interest in the Canadian Properties and has no financial covenants. During 2020, the LOC balance increased by $146,000 resulting in a $346,038 ending balance. On January 1, 2021, the Lender signed an amended loan agreement, which moved the balance of this note to credit note VI. More details can be found in footnote (vi) and (vii).

(iv)	On April 25, 2019, the Company entered into a promissory note (an “Acquisition Note”) with a third-party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 9% per annum and is due in full at maturity on April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.12 per share expiring on May 1, 2021, were issued associated with the note. The fair value of issued warrants were recorded as a debt discount of $38,249 and amortization of $8,366. The notes hold a security guarantee of working interest in the Utikuma oil field and a working interest in the TLSAU field. On January 1, 2021, the Lender signed an amended loan agreement, which moved the balance of this note to credit note V. More details can be found in footnote (vi).

(v)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 of common stock, at an exercise price of $0.05 per share, expiring on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614.14.

(vi)	On January 1, 2021, the Company signed an amended loan agreement with a third party for $918,049, which combined credit note III along with $146,038 of credit note II and accrued interest on those amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. The warrants associated with credit note III are applied as a discount to the amended loan. The note holds a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field.

(vii)	On January 1, 2021, the Company signed an amended loan agreement with a third party for $1,133,104, which combined credit note I along with $200,000 of credit note II and accrued interest on those amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. The note holds a security interest against the 25% Working Interest in the Cona assets.

(viii)	Various shareholder advances provided by Mr. Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021.

(ix)	On April 23, 2020, the Company was granted a $56,680 business loan through the Paycheck Protection Program (PPP) administered through the CARES act. The loan amount was based 2.5 times the Company’s average monthly payroll costs. The company applied for loan forgiveness, and it was granted on July 26, 2021.

(x)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. As of September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section.

The following is a schedule of future minimum repayments of notes payable as of September 30, 2021:

2021	$3,507,717
Thereafter	—
$3,507,717

NOTE 7. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

			Balance at:
	Interest rate	Date of maturity	September 30, 2021	December 31, 2020
Quinten Beasley	10%	October 14, 2016	$—	$5,000
Jovian Petroleum Corporation (i)	3.5%	December 31, 2021	—	188,285
Ivar Siem (ii)	12%	On demand	—	200,000
Ivar Siem (ii)	Non-interest	On demand	—	50,000
Ivar Siem (ii)	9%	December 31, 2021	278,435	—
Mark M Allen (iii)	9%	September 2, 2021	55,000	55,000
Mark M Allen (iv)	10%	June 30, 2021		135,000
Mark M Allen (v)	12%	June 30, 2021	200,000	200,000
Mark M Allen (vi)	10%	June 30, 2020	—	100,000
Discount on Mark M Allen ($100K)			—	(11,536)
Mark M Allen (vi)	10%	June 30, 2020	—	125,000
Discount on Mark M Allen ($125K)			—	(11,420)
Mark Allen (vi)	9%	June 30, 2021	245,938	—
			$779,373	$1,035,329

(i)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. On September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section.

(ii)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the note holder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on March 1, 2022. The warrants vest and will be issued on January 1, 2021. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% and matures on December 21, 2021.

(iii)	On April 15, 2020, the Company entered into an agreement, with Mark Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matures on August 15, 2021.

(iv)	On January 6, 2020, the Company entered into a consulting agreement, with Mark Allen, that included a funding clause where the Company borrowed $135,000 ($62,000 on January 6, 2020, $45,000 on May 18, 2020, and $28,000 on June 26, 2020). The note bore interest at an interest rate of 10% per annum and matured on June 30, 2020. On March 30, 2021, this note was settled with shares of the company. More details can be found in Note 10. Equity.

(v)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matures on June 30, 2021. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(vi)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matures on June 30, 2021.

The following is a schedule of future minimum repayments of related party notes payable as of September 30, 2021:

2021	$779,373
Thereafter	—
$779,373

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

A summary of the activity of the derivative liabilities is shown below:

As of December 31, 2020	183,798
Additions	—
Fair value adjustment	(160,189)
As of September 30, 2021	$23,609

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

September 30, 2021
Risk-free interest rate	0.023 – 0.28%
Expected life	1.26 – 1.27 years
Expected dividend rate	0%
Expected volatility	340%

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

September 30, 2021
Inflation rate	1.92 - 2.15%
Estimated asset life	12-21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2019	$1,445,991	$277,373	$1,723,364
Acquisition of Canadian property - Utikuma	906,146	—	906,146
Plugging liability at Twin Lakes	—	606,109	606,109
Accretion expense	259,016	28,742	287,758
Foreign currency translations	100,756	—	100,756
Asset retirement obligations, December 31, 2020	2,711,909	912,224	3,624,133
Accretion expense	255,879	19,632	275,511
Foreign currency translation	(6,420)	—	(6,420)
Asset retirement obligations, September 30, 2021	$2,961,368	$931,856	$3,893,224

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $134,393 were declared for the nine months ended September 30, 2021, and $135,025 the nine months ended September 30, 2020.

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

On September 1, 2020, the Company entered into an agreement with Mark Allen, to serve as President for a period of six months (with monthly extensions). The President was to earn a fee of $15,000 a month. It was understood that the monthly fees would be accrued until cashflow permitted payment. Also, the President was issued a signing bonus of 2,000,000 shares of common stock. One million (1,000,000) shares were to be issued upon signing and the remaining 1,000,000 shares are to be issued at a later date. In addition, the President was granted warrants to purchase 1,000,000 shares of common stock exercisable at $0.08 per share equally vesting over 24 months. The warrants expire in 36 months.

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

The common stock of Petrolia Energy Corporation is currently not actively traded because of SEC Rule 15c2-11.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2019	57,043,836	$0.14
Granted	18,650,000	0.15
Exercised	(1,650,000)	0.08
Expired	(33,279,170)	0.19
Outstanding at December 31, 2020	40,764,666	$0.13
Granted	8,400,000	0.09
Expired	(17,964,666)	0.11
Outstanding at September 30, 2021	31,200,000	$0.13

As of September 30, 2021, the weighted-average remaining contractual life of warrants outstanding was 1.57 years (December 31, 2020 – 1.39 years).

As of September 30, 2021, the intrinsic value of warrants outstanding is $0.00 (December 31, 2020 - $0.00).

The table below summarizes warrant issuances during the nine months ended September 30, 2021, and year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Warrants granted:
Board of Directors and Advisory Board service	2,250,000	5,250,000
Pursuant to employment agreements	—	1,000,000
Pursuant to financing arrangements	750,000	1,000,000
Pursuant to consulting agreements	—	250,000
Pursuant to loan agreements	—	11,150,000
Pursuant to extinguishment of debt	5,400,000	—
Total	8,400,000	18,650,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.22% to 0.53%	1.65% to 2.38%
Expected life	2.0 to 3.0 years	1.0 to 3.0 years
Expected dividend rate	0%	0%
Expected volatility	310% to 356%	240% to 274%

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

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CND), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). The price of WTI crude exceeded $50/bbl on January 6, 2021, and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total $USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($599,444 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($385,075 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On September 1, 2020, the Company entered into an agreement with Mark Allen, to serve as President for a period of six months (with monthly extensions). The President was to earn a fee of $15,000 a month. It was understood that the monthly fees would be accrued until cashflow permitted payment. Also, the President was issued a signing bonus of 2,000,000 shares of common stock. One million (1,000,000) shares were to be issued upon signing and the remaining 1,000,000 shares are to be issued at a later date. In addition, the President was granted warrants to purchase 1,000,000 shares of common stock exercisable at $0.08 per share equally vesting over 24 months. The warrants expire in 36 months.

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

On January 29, 2021, prior CFO Paul Deputy was reinstated as Interim Chief Financial Officer, and signed an agreement that in exchange for 250,000 shares of common stock and 20 monthly payments of $2,500 starting in April 2021, he would release the Company of his remaining deferred outstanding salary balance of $192,520.04. The shares were issued at the price on that date of $0.033. This created a gain of $134,270 that was recorded as additional paid in capital, due to the related party nature of the transaction.

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

On August 21,2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CND on August 31, 2021. The remaining payment schedule is as follows: $2,000,000 CND on the Closing Date (scheduled for September 30, 2021), $1,000,000 CND on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CND on December 31, 2021. See Form 8-K reference in Exhibits section below. This transaction did not close, and the $200,000 CND was recognized as other income in the fourth quarter of 2021.

NOTE 12. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Nine months ended September 30, 2021
Revenue	$4,042,133	$12,175	$4,054,313
Production costs	(3,670,999)	(56,924)	(3,727,923)
Depreciation, depletion, amortization and accretion	(815,521)	(38,870)	(854,391)
Results of operations from producing activities	$(444,382)	$(83,619)	$(528,001)

Total long-lived assets, September 30, 2021	$1,917,164	$4,249,789	$6,166,953

Nine months ended September 30, 2020
Revenue	$1,935,861	$8,005	$1,943,866
Production costs	(2,273,505)	(189,674)	(2,463,179)
Depreciation, depletion, amortization, and accretion	(1,030,549)	(45,193)	(1,075,742)
Loss on TLSAU abandonment	—	(3,225,928)	(3,225,928)
Results of operations from producing activities	$(1,368,193)	$(3,452,790)	$(4,820,983)

Total long-lived assets, September 30, 2020	$1,957,126	$7,096,763	$9,053,889

NOTE 13. SUBSEQUENT EVENTS

On August 21, 2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CND on August 31, 2021. The remaining payment schedule is as follows: $2,000,000 CND on the Closing Date (scheduled for September 30, 2021), $1,000,000 CND on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CND on December 31, 2021. See Form 8-K reference in Exhibits section below. This transaction did not close, and the $200,000 CND was recognized as other income in the fourth quarter of 2021.

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

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($599,044 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($385,075 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On June 13, 2022, a Letter Agreement was signed between Blue Sky Resources Ltd. (“BSR”) and Petrolia Energy Corporation whereby Petrolia Canada Corporation (“PCC”) will sell to BSR its 50% working interest in the Utikuma Lake oil field. See Form 8-K reference in Exhibits section below.

Results of Operations

Revenues

Our oil and gas revenue reported for the nine months ended September 30, 2021 was $4,054,313, an increase of $2,110,447 from the nine months ended September 30, 2020. The increase was due to revenue from the Utikuma field. Revenues associated with our US properties totaled $12,175.

Operating Expenses

Operating expenses decreased by $2,279,650, to $5,258,824 for the nine-month period ended September 30, 2021, compared to $7,538,474 for the nine months ended September 30, 2020. The operating expense decrease was primarily due to the loss recognized on the abandonment of the Twin Lakes field in 2020, of $3,225,928. It was partially reduced by an increase in lease operating expense from the Utikuma field. There was also decreased depletion from the Cona field between the nine months ended September 30, 2020, and the nine months ended September 30, 2021.

Other income (expense)

The Company had net other expense of $261,657 for the nine-month period ended September 30, 2021, compared to a net other expense of $900,896 for the nine-month ended September 30, 2020. This difference was caused by changes in the fair market value of our derivatives, and the forgiveness of the PPP loan.

Foreign exchange gain was $11,409 for the nine-month period ended September 30, 2021, compared to a loss of $1,811 for the nine-month period ended September 30, 2020. The increase resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the nine months ended September 30, 2021, was $1,466,168, compared to a net loss of $6,495,504 for the nine months ended September 30, 2020. The primary reasons for the decrease in net loss is the loss taken on the abandonment of the TLSAU property in 2020, as well the increased production from the Utikuma field.

Liquidity and Capital Resources

The financial condition of the Company has not changed significantly throughout the period from December 31, 2020 to September 30, 2021.

As of September 30, 2021, we had total current assets of $54,919 and total assets of $7,221,842. Our total current liabilities as of September 30, 2021 were $7,949,655 and our total liabilities as of September 30, 2021 were $11,868,411. We had negative working capital of $7,894,736 as of September 30, 2021.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $4,142,897 along with accounts payable and accrued liabilities. Our largest accounts payable balances are with the operators of the Cona field, and Blue Sky Resources. The largest accrued liabilities are $765,058 of accrued dividends on our preferred stock and $528,500 owed to related parties for board fees and other compensation.

Net cash used in operating activities was $3,580 and $744,433 for the nine months ended September 30, 2021, and 2020, respectively. The primary cause for the decrease was an increase in net income, due to the increased production in Canada.

Net cash from investing activities was $0.00 for the nine months ended September 30, 2021, and the nine months ended September 30, 2020.

Net cash used by financing activities was $116,935 for the nine months ended September 30, 2021; net cash provided by financing activities was $770,138 for the nine months ended September 30, 2020. The decrease was caused by proceeds from issuance of common stock and new borrowing in 2020, while no new notes payable were incurred in the first three quarters of 2021 (see “Part I – Item 1. Financial Statements - Note 6. Notes Payable”, above for information regarding outstanding debt obligations).

During the nine months ended September 30, 2021, the Company operated at a negative cash flow from operations of approximately $400 per month and our auditors have raised a going concern in their audit report as contained herein.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $64,688,657 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Form 10-Q filing is being filed well past the due date. As of the date of this filing, we are deficient in filing our quarterly reports on Form 10-Q for the calendar year 2022, and our 10-K for the calendar year 2021. Shareholders may have less information to determine the value of our common stock if we fail to timely make filings with the SEC and/or fail to make such filings with the SEC.

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

PETROLIA ENERGY CORPORATION

July 29, 2022	By:	/s/ Mark M Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive)

July 29, 2022	By:	/s/ Heather M Monk
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

