Form 10-K
period 2021-12-31
Petrolia Energy Corp
filed 2022-12-09
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, was approximately $3,103,828

As of December 9, 2022, the registrant had 176,988,322 outstanding shares of common stock.

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

Plan of Operation

Since 2015, we have established a clearly defined strategy to acquire, enhance and redevelop high-quality, resource in place oil and gas assets. The Company has been focusing on producing assets in the United States and Canada while actively pursuing our strategy to offer low-cost operational solutions in established Oil and Gas regions. We believe our mix of oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS oilfield consists of approximately 2,604 acres located in Creek County, Oklahoma and Petrolia owns a 100% Working Interest (“WI”) with a 76.5% net revenue interest (NRI). Our engineering reports and analysis indicate there is still considerable recoverable reserves remaining.

The SUDS field is currently shut-in while awaiting sufficient capital to recomplete the wells and repair the flow lines that were damaged in a grass fire.

Twin Lakes San Andres Unit (“TLSAU”) Field

TLSAU is located 45 miles from Roswell, Chaves County, New Mexico. TLSAU is currently shut-in awaiting confirmation of lease acreage held, then capital allocation to complete some regulatory plugging requirements. The Company plugged two wells at Twin Lakes in June 2022 and is currently working on surface remediation activities.

The Company is reviewing strategic options with the TLSAU asset, with a bias toward divesting the asset.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC (“tax”), a private Texas based oil & gas service company for the aggregate value of $50,000. The Company currently has no intent of further investing in the Askarii Resources, LLC acquisition.

Luseland, Hearts Hill and Cuthbert fields

On June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada. The working interest was acquired from Blue Sky Resources (a related party). Blue Sky Resources had previously acquired an 80% working interest from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd.

On September 17, 2018, the Company entered into a Memorandum of Understanding (“MOU”) with Blue Sky Resources to obtain the rights to acquire an additional 3% working interest, increasing our working interest to 28%. Total consideration paid from the Company to Blue Sky Resources for the additional 3% Working Interest was $150,000.

On February 16, 2022, Petrolia Canada Corporation (PCC), a wholly owned subsidiary of Petrolia Energy Corporation (PEC), entered into a Purchase and Sale Agreement (PSA) and Debt Settlement Agreement (DSA) with Prospera Energy, Inc. whereby PCC sold its 28% working interest in the Luseland, Hearts Hill and Cuthbert fields. The agreements were effective as of October 1, 2021.

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

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 (CAD) of that total due initially. The additional $1,000,000 (CAD) was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CAD). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CAD) (for a cumulative contingent total of $1,000,000 (CAD)). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($602,423 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($386,989 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On June 13, 2022, a Letter Agreement was signed between Blue Sky Resources Ltd. (“BSR”) and Petrolia Energy Corporation whereby Petrolia Canada Corporation (“PCC”) will sell to BSR its 50% working interest in the Utikuma Lake oil field. See Form 8-K reference in Exhibits section below.

The following table shows our productive wells, developed acreage, and undeveloped acreage as of December 31, 2021, for the Oklahoma, New Mexico and Alberta properties:

State/Province	Productive Wells			Developed Acreage		Undeveloped Acreage (1)
	Gross		Net	Gross	Net	Gross	Net
Oklahoma	101		101	2,604	2,604	0	0
New Mexico	31	(2)	0	1,080	1,080	0	0
Alberta	55		28	28,000	14,000	0	0

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

(2)	The field was shut in for repairs and remediation work for all of 2021.

The following table shows the status of our gross acreage as of December 31, 2021, for the Oklahoma, New Mexico, and Alberta assets:

State/Province	Held by Production	Not Held by Production
Oklahoma	2,604	—
New Mexico	1,080	—
Alberta	28,000	—

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

	Average Sales Price (per Bbls) ($)	Average Production Cost (per Bbls) ($)	Oil Production (Bbls)
Oklahoma
2019	(1)	(1)	(1)
2020	38.18	319.75	810
2021	47.31	173.43	341
New Mexico
2019	(1)	(1)	(1)
2020	33.31	94.16	309
2021	(1)	(1)	(1)
Alberta/ Saskatchewan
2019	37.62	30.71	91,917
2020	30.42	35.92	94,016
2021	57.72	47.60	97,084

(1)	Note that in 2019, no sales or production occurred for the Oklahoma and New Mexico properties, and in 2021 no sales or production occurred for the New Mexico properties.

Below are estimates of our cumulative net proved reserves of all fields, as of December 31, 2021, net to our interest. Our proved reserves are located in Oklahoma, New Mexico and Canada.

Estimates of volumes of proved reserves at December 31, 2021 are presented in barrels (Bbls) for oil and, for natural gas, in thousands of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved:
Developed	1,442,990	41,180
Undeveloped	—	—
Total	1,442,990	41,180

●	Bbl refers to one barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.
●	Mcf refers to one thousand cubic feet.
●	A BOE (i.e., barrel of oil equivalent) combines Bbls of oil and Mcf of gas by converting each six Mcf of gas to one Bbl of oil.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first day-of-the-month price for oil and gas during the twelve-month period ended December 31, 2021. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$93,082,624
Deductions (including estimated taxes)	$(47,760,263)
Future net cash flow	$45,322,361
Discounted future net cash flow	$17,392,377

MKM Engineering prepared the estimates of our proved reserves, future production, and income attributable to our leasehold interests in the United States and Canada as of December 31, 2021. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the reserve report. Ms. Mudrone has more than 25 years of practical experience in the estimation and evaluation of petroleum reserves. MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production, and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

Mark Allen, our CEO, oversaw preparation of the reserve estimates by MKM Engineering. We do not have a reserve committee and we do not have any specific internal controls regarding the estimates of our reserves.

Our proved reserves include only those amounts which we reasonably expect to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology, or other factors could significantly increase or decrease estimates of proved reserves.

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2021, in those cases where such data was considered to be definitive.

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

In general, the volume of production from our oil and gas properties declines as reserves are depleted. Except to the extent, we acquire additional properties containing proved reserves or conduct successful exploration and development activities, or both, our proved reserves will decline as reserves are produced. Accordingly, volumes generated from our future activities are highly dependent upon the level of success in acquiring or finding additional reserves and the costs incurred in doing so.

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

Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production, and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations, and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from our properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. We may be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are many companies and individuals in the oil and gas business.

Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. We will depend upon independent drilling contractors to furnish rigs, equipment, and tools to drill our wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect our ability to expeditiously drill, complete, recomplete and work-over wells.

The market for oil and gas is dependent upon several factors beyond our control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted that would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut in.

Employees

As of December 31, 2021, the Company has zero full-time employees and zero part-time employees, and two contractors. As of December 9, 2022, the Company has zero full-time employees and zero part-time employees, and two contractors.

ITEM 1A. RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to us and our industry could materially impact our future performance and results of operations. We have provided below a list of known material risk factors that should be reviewed when considering buying or selling our securities. These are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.

Capital Requirements

We may need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the way we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Commodity Prices

The price we receive for our oil directly affects our revenues, profitability, access to capital and future rate of growth. Oil is a commodity that is subject to wide price fluctuations in response to changes in supply and demand. Lower prices for our oil may not only decrease our revenues but may also reduce the amount of oil that we can produce economically. Historically, the markets for oil have been volatile and will likely continue to be volatile in the future. The prices we receive for our production and the volume of our production depend on numerous factors beyond our control. These factors include the following: changes in global supply and demand for oil, the actions of OPEC, the price and quantity of imports of foreign oil, acts of war, inflation rates, economic growth, terrorism or political instability in oil producing countries and economic conditions.

Accounting Rules

Accounting rules applicable to us require that we periodically review the carrying value of our oil properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics, and other factors, we could be required to write down the carrying value of our oil and natural gas properties. Such write-downs constitute a non-cash charge to earnings. Impairment of proved properties under our full cost oil accounting method is largely driven by the present values of future net revenues of proved reserves estimated using SEC mandated 12-month un-weighted first-day-of-the-month commodity prices. No assurance can be given that we will not experience ceiling test impairments in future periods, which could have a material adverse effect on our results of operations in the periods taken. As a result of lower oil prices, we may also reduce our estimates of the reserve volumes that may be economically recovered, which would reduce the total value of our proved reserves.

Reserve Categories

Our undeveloped proved reserves and developed non-producing proved reserves require additional expenditures and/or activities to convert these into producing reserves. We cannot provide assurance these expenditures will be made and that activities will be entirely successful in converting these reserves. Furthermore, there can be no assurance that all our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

Reserve Replacement

Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful exploration, development or acquisition activities, our proved reserves and production will decline over time. Our exploration, development and acquisition activities require substantial capital expenditures. The capital markets we have historically accessed may be constrained, but we believe we may be able to access other capital markets if the need arises. These limitations in the capital markets may affect our ability to grow and changes in our capitalization structure may significantly affect our financial risk profile. Furthermore, we cannot be certain that financing for future capital expenditures will be available if needed, and to the extent required, on acceptable terms.

Future cash flows are subject to several variables, such as the level of production from existing wells, the prices of oil and our success in developing and producing new reserves. Any reductions in our capital expenditures to stay within internally generated cash flow (which could be adversely affected by declining commodity prices) and cash on hand will make replacing produced reserves more difficult. If our cash flow from operations and cash on hand are not sufficient to fund our capital expenditure budget, we may be limited in our ability to access additional debt, equity, or other methods of financing on an economic or timely basis to replace our proved reserves.

Regulatory Requirements

The Environmental Protection Agency (EPA) has adopted new regulations under the Clean Air Act (CAA) that, among other things, require additional emissions controls to produce oil, including New Source Performance Standards to address emissions of sulfur dioxide and Volatile Organic Compounds (VOCs) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. Compliance with these requirements could significantly increase our costs of development and production.

We are required to record a liability for the present value of our asset retirement obligation (“ARO”) to plug and abandon inactive non-producing wells, facilities, and equipment, and to restore the land at the end of oil production operations. As a result, we may make significant increases or decreases to our estimated ARO in future periods. Accordingly, our estimate of future ARO could differ dramatically from what we may ultimately incur.

Drilling and Well Completion Success

Our development activities may be unsuccessful for many reasons, including adverse weather conditions, cost overruns, equipment shortages, geological issues, and mechanical difficulties. Moreover, the successful drilling of an oil well does not assure us that we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their costs, unsuccessful wells hinder our efforts to replace reserves.

Our oil exploration and production activities, including well stimulation and completion activities which include, among other things, hydraulic fracturing, involve a variety of operating risks, including fires, explosions, blow-outs and surface craters, uncontrollable flows of oil and formation water. If we experience any of these problems, well bores, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses because of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution, and other environmental damage.

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

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, we could have difficulty integrating the acquired company’s assets, personnel, and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management, and increase our expenses.

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

Whether a well is ultimately productive and profitable depends on a number of additional factors, including the following: general economic and industry conditions, including the prices received for oil and natural gas; shortages of, or delays in, obtaining equipment, and qualified personnel; potential drainage by operators on adjacent properties; loss of or damage to oilfield development and service tools; problems with title to the underlying properties; increases in severance taxes; adverse weather conditions that delay drilling activities or cause producing wells to be shut down; domestic and foreign governmental regulations; and proximity to and capacity of transportation facilities. If we do not drill productive and profitable wells in the future, our business, financial condition, and results of operations could be materially and adversely affected.

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

Economic Uncertainty

Concerns over global economic conditions, energy costs, geopolitical issues, war, inflation, the availability and cost of credit, the United States mortgage market and a volatile real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and changing unemployment and inflation, have precipitated economic uncertainty. Concerns about global economic growth and inflation have had a significant adverse impact on global financial markets and commodity prices.

Our exploration and development activities are capital intensive. We may make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Our cash on hand, our operating cash flows and future potential borrowings may not be adequate to fund our future acquisitions or future capital expenditure requirements. The rate of our future growth may be dependent, at least in part, on our ability to access capital at rates and on terms we determine to be acceptable.

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

Alternatively, a significant improvement in oil and natural gas prices or other factors could result in an increase in our capital expenditures, and we may be required to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments, the sale or farm out of interests in our assets, the borrowing of funds or otherwise to meet any increase in capital needs. If we are unable to raise additional capital from available sources at acceptable terms, our business, financial condition, and results of operations could be adversely affected. Further, future debt financings may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions.

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

Terrorist Attack

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines, and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber-attack or electronic security breach, or an act of war.

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

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, and many of our competitors have more established presences in the United States and in foreign locations than we have. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Consumer Confidence

Our results of operations may be materially affected by the conditions of the global economies and the credit, commodities, and stock markets. Among other things, we may be adversely impacted if consumers of oil and gas are not able to access sufficient capital to continue to operate their businesses or to operate them at prior levels. A decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

Alternative Energy

Because our operations depend on the demand for oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition, and results of operations.

Reserve Valuation

The process of estimating oil reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and the calculation of the present value of our reserves. To prepare our year-end reserve estimates, our independent petroleum consultant projected our production rates and timing of development expenditures. Our independent petroleum consultant also analyzed available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary and may not be under our control. The process also requires economic assumptions about matters such as oil and natural gas prices, operating expenses, capital expenditures, taxes, and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

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

Equity Dilution

Our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control, because the shares may be issued to parties or entities committed to supporting existing management.

Illiquid and Volatile Equity Environment

Our stock is currently not actively traded because of SEC Rule 15c2-11, and other factors. Variables that could affect our future stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;
●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income, and cash flows, or those of companies that are perceived to be similar to us;
●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community;

●	public reaction to our press releases, announcements, and filings with the SEC;
●	sales of our common stock by us or other shareholders, or the perception that such sales may occur;
●	the limited amount of our freely tradable common stock available in the public marketplace;
●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
●	the realization of any of the risk factors presented in this Annual Report;
●	the recruitment or departure of key personnel;
●	commencement of, or involvement in, litigation;
●	the prices of oil and natural gas;
●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
●	changes in market valuations of companies similar to ours; and
●	domestic and international economic, legal and regulatory factors unrelated to our performance.

Our future stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the future trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the historical limited volume of our shares which trade, we believe that our future stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise extreme caution before making any future investment in us.

Additionally, as a result of the historical illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that a future trading market for our common stock will develop or, if one develops, be sustained. Extreme caution should be taken when considering the future purchase of Petrolia’s common stock.

Administrative Proceedings

File No. 3-20724 was filed by the SEC seeking to revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act. The Company has filed a response to the SEC’s motion, but there is no assurance that the Company will be successful, and that the registration of the Company’s securities will not be revoked.

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. The Company is taking steps to become current in its filings with the Securities and Exchange Commission and upon becoming current in its filings with the Securities and Exchange Commission, it plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to the Company as a “smaller reporting”/”non-accelerated filer”.

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd., Suite 400, Houston, Texas 77024.

On December 31, 2020 we terminated our sublease of office space and entered into an executive office sharing agreement which allows the Company to use approximately 800 square feet of work space, on an as needed basis. The space costs $100 per month and is contracted on a month-to-month basis.

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

In September 2022, Defendants filed an amended answer and counterclaims. Defendants are seeking indemnification under the Company’s governing documents and statutory provisions. Beasley is also seeking repayment of the outstanding balance of $5,000 plus accrued interest in connection with a promissory note entered into with the Company on July 14, 2016. On October 11, 2022, Petrolia and Petrolia Canada filed a general denial of all of the Defendants’ counterclaims. The outcome of the above litigation is currently unknown; however, the Company disputes the Defendants’ counterclaims and intends to defend the matter vigorously, while also continuing to seek all damages which it is due.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. The Company is taking steps to become current in its filings with the Securities and Exchange Commission and upon becoming current in its filings with the Securities and Exchange Commission, it plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol.

When allowed to be traded, our common stock has historically been quoted under the symbol “BBLS” on the OTC Pink Sheet market operated by OTC Markets Group. Our common stock is currently not traded because of SEC Rule 15c2-11 and FINRA pulling the Conpany’s stock symbol due to inactivity.

Historically, only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company. Extreme caution should be taken when evaluating the future purchase of Petrolia Energy common stock.

The following tables set forth the historical range of high and low sales prices for our common stock for the periods indicated as reported by the OTC Pink Sheet market operated by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2021	$0.0475	$0.0200
June 30, 2021	$0.0570	$0.0212
September 30, 2021	$0.0397	$0.0003
December 31, 2021	$0.0030	$0.0030

Quarter Ended	High	Low

March 31, 2020	$0.090	$0.031
June 30, 2020	$0.079	$0.023
September 30, 2020	$0.053	$0.011
December 31, 2020	$0.040	$0.013

Penny Stock

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. The Company is taking steps to become current in its filings with the Securities and Exchange Commission and upon becoming current in its filings with the Securities and Exchange Commission, it plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol.

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

Petrolia Energy Corporation is currently not being actively traded because of SEC Rule 15c2-11 and because (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year.

Holders of Our Common Stock

As of December 31, 2021, we had 176,988,322 outstanding shares of common stock and approximately 279 shareholders of record. As of December 9, 2022, we had 176,988,322 outstanding shares of common stock and approximately 279 shareholders of record.

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

As of December 31, 2021, there are 199,100 shares of Series A Preferred outstanding with 21 preferred shareholders of record.

On October 25, 2021, the Company issued one share each of its newly designated shares of Series B Preferred Stock to Board of Directors members James Burns, Leo Womack, and Ivar Siem , in consideration for services rendered to the Company as members of the Board of Directors. These shares vote in aggregate sixty percent of the total vote on all shareholder matters. These shares were valued at $50,799 per share by an independent specialist. The purpose of issuing the three Series B Preferred shares is to protect the company while the disputes described in the Form 8-K Current Report, filed on March 18, 2022, are heard and resolved through the U.S. court system. The Series B Preferred shares will be retired once the litigation is resolved. As of December 31, 2021, there are 3 Series B preferred shares outstanding with 3 preferred shareholders of record.

In October and November of 2021 and January of 2022, the Company entered into various subscription agreements to sell an aggregate amount of 11,000 shares of its newly designated Series C Convertible Preferred Stock at $10 per share. As of December 31, 2021, there are 8,500 Series C preferred shares outstanding with 3 preferred shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2021, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan Category	Number of securities to issue upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders (1)	—	N/A	40,000,000
Equity compensation plans not approved by shareholders	29,700,000	$0.13 per share	—
Total	29,700,000	$0.13 per share	40,000,000

(1)	The Company’s 2015 Stock Incentive Plan, as amended (the “Plan”) provides for up to 40,000,000 shares of awards. At present, no shares have been issued from the Plan.

Recent Sales of Unregistered Securities

In October and November of 2021, and January 2022, the Company entered into various subscription agreements with certain accredited investors, pursuant to which the Subscribers agreed, subject to certain conditions in the Subscription Agreements, to purchase an aggregate amount of 11,000 shares of the Company’s newly designated shares of Series C Convertible Preferred Stock, par value $0.10 per share at $10.00 per share. 8,500 shares of Series C Convertible Preferred Stock were sold in 2021.

All shares granted for goods or services and settlement of liabilities during the year ended December 31, 2021, and through the date of the filing of this Report were valued based on the fair value of the shares issued.

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

Results of Operations

Revenues

Revenue for the year ended December 31, 2021 was $5,895,228, an increase of $3,002,987 from the prior year. The increase was primarily due to greater production at our Utikuma field.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $7,307,025, a decrease of $5,275,229 from the prior year. This was primarily due to the forfeiture of TLSAU leases in 2020, which resulted in a $6,225,103 loss and impairments of $396,922 in our U.S. properties. There was an increase of $1,718,746 in lease operating expense, due to the increased production in our Canadian assets, and a $744,136 decrease in depreciation, depletion and amortization due to a smaller depletion base.

Other Income/Expenses

Other income/expenses for the year ended December 31, 2021 was other net income of $3,340,701, a change of $3,959,707 from the prior year net expense. The primary cause for the change was the gain on the disposition of the Cona asset, in the amount of $3,919,323. There was also other net expense of $101,297, the major components of this were other income from the forgiveness of the PPP loan and other expense due to adjustments made to our Canadian receivables.

Net Income

The net income for the year ended December 31, 2021 was $1,928,904, compared to net loss of $10,309,019 for the year ended December 31, 2020, a change of $12,237,923 from the prior year for the reasons described above, primarily the disposition of the Cona asset.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $25,641 and total assets of $7,838,486. Our total current liabilities as of December 31, 2021 were $6,620,065 and our total liabilities were $8,899,646. We had negative working capital of $6,594,424 as of December 31, 2021.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include asset retirement obligations of $2,257,027, accrued liabilities and related party accrued liabilities of $2,011,170, notes payable of $3,438,162 and related party notes payable of $779,373.

Operating activities used $105,578 in cash for the year ended December 31, 2021. Net cash used by investing activities for the year ended December 31, 2021 was $0.

Cash used by financing activities during the year ended December 31, 2021 was $35,890 and consisted of $85,000 of proceeds from the sale of Series C Preferred Stock, which was offset by $120,890 of repayments of notes payable.

During the year ended December 31, 2021, the Company operated at a negative cash flow from operations of approximately $9,000 per month and our auditors have raised a going concern in their audit report as contained herein. Management also plans to minimize general and administrative expenses and optimize cashflow from the Utikuma asset.

The Company has suffered recurring losses from operations. These conditions raise doubt about the Company’s ability to continue as a going concern. We plan to generate profits by reducing general and administrative expenses and optimizing Utikuma cashflow. However, we may need to raise additional funds to workover wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.

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

Trends Affecting Future Operations

The factors that will most significantly affect our results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production sold from oil or gas wells in which we have an interest, and (iii) lease operating expenses. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities, and the availability of funding to complete such activities.

It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases may heighten the competition for oil and gas prospects, and may increase the costs of exploration and development.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $61,339,161 since its inception and may require capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2021.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting, and the possibility that company employees were also contracted to perform the accounting of affiliated parties. These factors led to certain adjustments which have been reflected in our audited financial statements. These weaknesses may not be uncommon in a company of our size due to personnel and financial limitations.

Management is committed to remediating the identified material weakness in a timely manner, with appropriate oversight from our Audit Committee. We intend to work to remediate the material weaknesses identified above, which is expected to include (i) the addition of accounting and financial personnel with experience in the implementation of accounting principles generally accepted in the United States of America and SEC reporting requirements, (ii) the engagement of accounting consultants on a limited-time basis to provide expertise on specific areas of the accounting literature, (iii) the modification to our accounting processes and enhancement to our financial controls, (iv) the elimination of employees or contractors also being employed by affiliated parties and/or (v) the hiring of an independent consulting or accounting firm to review and document our internal control system to ensure compliance with COSO. However, our current financial position will make it difficult for us to undertake the planned remediation steps outlined above.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our directors and executive officers as of December 31, 2021.

Name	Age	Position	Director/Officer Since
Mark Allen	55	Chief Executive Officer	September 1, 2020
Heather Monk	51	Interim Chief Financial Officer	June 15, 2022
Leo Womack	79	Director	August 2014
James Edward Burns	53	Chairman	April 2017
Ivar Siem	76	Director	April 2019

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

Heather Monk is a Certified Public Accountant with over 20 years of experience. After starting out in public accounting, she spent 13 years at Enterprise Products Company. She then went on to start her own accounting firm, specializing in taxes and business planning for small to mid-sized businesses. Ms. Monk holds a BBA in Accounting and an MBA from The University of Houston. She joined Petrolia in late 2021 and was appointed the Interim Chief Financial Officer in June 2022.

Leo Womack has over 40 years of experience in advising and serving as Director of small micro-capitalization public and private companies. Mr. Womack has been the President of Gulf Equities Realty Advisors, Inc., a diversified real estate portfolio management company, since 1986. For more than five (5) years, from March 1986 to the present, Mr. Womack has been and continues to be employed as the President of Gulf Equities Realty Advisors Inc. He has been the Chairman of Fairway Medical Technologies, Inc., a medical device company and a portfolio company of the Baylor College of Medicine Venture Fund since 1996. From 1969 to 1978, he was the managing partner of a local and later national CPA firm. He has served on the Board and as Chairman of the Houston Angel Network and on National Committees of the Angel Capital Association. Prior to its acquisition by ITT Corporation in 2010, he served as a board member and the audit committee chair for OI Corporation (NASDAQ:OICO). Mr. Womack continues to serve on the Boards of Directors of five early-stage companies that he or his Family Trust have invested in. Mr. Womack earned a Bachelor of Business Administration in Accounting from Texas A&M University-Kingsville in 1965. Mr. Womack is also a licensed Certified Public Accountant (CPA).

James Edward Burns is an executive who brings more than 25 years of experience to Petrolia Energy’s Board. He currently serves on a number of public and private company boards including Bon Natural Life Ltd, (NASDAQ: BON), TMT Acquisition Corp (NASDAQ: TMTC), Playmaker IQ, Dry States Water Solutions and Hearthstone Capital Inc. He served as President of BLU LNG, a domestic LNG provider until 2016. Prior to his role at BLU LNG, Mr. Burns was President of Fortress Energy Partners a division of Fortress Investment Group and worked in various executive roles globally at Royal Dutch Shell and Texaco. He holds a BS in Business Administration from California State University and an Executive MBA from the University of Houston.

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

On September 1, 2020, Mark Allen was appointed President. On September 1, 2021, Mark Allen was promoted to Chief Executive Officer, when Zel Khan resigned from that position.

On February 1, 2021, Paul Deputy was appointed interim CFO. On June 15, 2022, Heather Monk was promoted from Corporate Controller to Interim Chief Financial Officer, replacing Paul Deputy.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Burns serves as Chairman and Mr. Allen serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the members of our Board. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our executive officers or directors has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);

(3)	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;
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

Board of Directors Meetings

The Company had four (4) official meetings of the Board of Directors during the fiscal year 2021 and four (4) during the previous fiscal year ending December 31, 2020. All directors attended at least 75% of the meetings of the Board of Directors and meetings of Committees of the Board of Directors, for committees on which they served. The Company has not adopted a policy requiring its directors to attend its annual meeting.

Hedging, Clawbacks and Insider Trading Policies

The Company does not currently hedge any oil and gas products.

Insider trading includes the trading of our stock and options (put and call), based on material, non-public information about the Company. The Company prohibits any insider trading shares based on insider information and could be exposed to potential civil and/or criminal penalties. It also prohibits the sharing of that information with other non-insider individuals. This policy applies to the purchase/sale of common stock and preferred stock. The Company prohibits the trading of options at any time, irrespective of stock trading restrictions. This policy applies to all directors, officers, employees, and consultants of the Company, as well as their family members. This policy imposes special additional temporary trading restrictions applicable to directors and officers of the Company.

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

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by NASDAQ rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition, and results of operations.

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

The Audit Committee was formed on May 21, 2018.

The Audit Committee Charter is filed as Exhibit 99.3 to the Form 8-K filed on May 24, 2018.

Compensation Committee

The Compensation Committee is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

The Compensation Committee was formed on May 21, 2018.

The Compensation Committee Charter is filed as Exhibit 99.4 to the Form 8-K filed on May 24, 2018.

On July 13, 2020, when Joel Oppenheim resigned as Chairman of the Compensation Committee, James Burns replaced him as Chairman of the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, which is comprised exclusively of independent directors, is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

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

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2021, and December 31, 2020:

Name and Principal Position	Fiscal Year	Compensation (1)	Bonus (2)	Stock Awards (3)	Option and Warrant Awards (4)	All Other Compensation (5)	Total
Mark Allen (Chief Executive Office (former President) (6)	2021	$180,000	$—	$—	$—	$23,847	$203,847
	2020	$60,000	$—	$70,000	$—	$—	$130,000

Zel Khan (Former Chief Executive Officer) (7)	2021	$96,000	$—	$—	$—	$—	$96,000
	2020	$—	$—	$—	$28,354	$—	$28,354

Heather Monk (Interim Chief Financial Officer) (8)	2021	$15,000	$—	$—	$—	$—	$15,000
	2020	$—	$—	$—	$—	$—	$—

Does not include perquisites and other personal benefits unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of compensation (cash and non-cash) earned. Executive salaries in 2021 and 2020 were generally accrued but not paid.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options and warrants granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	On September 1, 2020, the Board of Directors approved a contractual Consulting Agreement between the Company and Mark Allen to appoint him as the new President of the Company. In September of 2021 he was appointed Chief Executive Officer.
(7)	Zel Khan was appointed as President and Chief Executive Officer of the Company on March 1, 2015. Mr. Khan resigned as Chief Executive Officer in September 2021.
(8)	Heather Monk joined the company as a part-time consultant in October of 2021. She became a full-time consultant in April 2022 and was promoted to interim Chief Financial Officer in June 2022.

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement, or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

Employment Agreements

Zel C. Khan (Former CEO)

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

The Chairman of the Board of Directors accepted the resignation of Chief Executive Officer, Zel C. Khan, effective September 1, 2021.

Mark Allen (CEO)

On September 1, 2020, the Board of Directors approved a Consulting Agreement between the Company and Mark Allen to appoint him as the new President of the Company. Mr. Allen’s contract term is 6 months, with a cash payment of $90,000 in equal monthly installments of $15,000, including an option to extend. In addition, Mr. Allen is due to receive incentive compensation of 2,000,000 shares of common stock (1,000,000 at signing and the remaining at the end of the contract period). He also is to receive 1,000,000 warrants at $0.08 per share that expire in 36 months and vest over a two-year period. The cash portion of Mr. Allen’s contract was generally accrued but not paid.

On September 1, 2021, the Board of Directors approved a Consulting Agreement between the Company and Mark Allen to appoint him as the CEO of the Company.

Director Compensation

The table below summarizes all compensation of our directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)(3)	Option and Warrant Awards (4)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total ($)
James E. Burns	$71,000	$50,799	$19,625	$—	$—	$21,733	(5)	$163,157
Leo Womack	$—	$50,799	$19,625	$—	$—	$—		$70,424
Ivar Siem	$—	$50,799	$19,625	$—	$—	$—		$70,424

The notes below summarizes all compensation of our directors for the year ended December 31, 2021.

(1)	Fees earned due to retainers, meetings, committees, and chairman services. These fees were not paid in cash to date but were accrued.
(2)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(3)	Each director was awarded one share of Series B Preferred Stock on October 25, 2021. The shares were valued at $50,799 each. See note 10. EQUITY for further information.
(4)	The fair value of warrants granted computed in accordance with ASC 718 on the date of the grant.
(5)	Payment for health insurance benefits was included in James Burns employment agreement.

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors and director nominees; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of December 9, 2022 (the “Date of Determination”).

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

	Number of Common Stock Shares (1)		Percent of Common Stock (2)	Number of Series A Convertible Preferred Stock Shares	Percent of Series A Convertible Preferred Stock (2)	Number of Series C Convertible Preferred Stock Shares	Percent of Series C Convertible Preferred Stock (2)	Total Beneficial Ownership	Percent of Total Voting Shares (3) (12)
Named Executive Officers and Directors
Leo Womack	5,862,500	(4)	3.3%	8,400	4.2%	5,000	45.5%	6,962,504	3.6%
James E. Burns	7,904,566	(5)	4.5%	16,400	8.2%			8,907,987	4.6%
Ivar Siem	4,854,167	(6)	2.7%					4,854,167	2.5%
Mark Allen	16,035,778	(7)	9.1%					16,035,778	8.3%
All Named Executive Officers and Directors as a Group (4 persons)	34,657,011		19.6%	24,800	12.4%	5,000	45.5%	37,760,436	19.0%

5% Stockholders
Common Stock
Quinten Beasley	9,706,172	(8)	5.5%					9,706,172	5.0%
Zel Khan	46,365,575	(9)	26.2%	24,410	12.3%			46,365,575	24.1%
Joel Oppenheim	12,271,613	(10)	6.9%	20,490	10.3%			12,271,613	6.4%

Series A Convertible Preferred Stock
Rick Wilber	3,070,000	(11)	1.7%	55,000	27.6%	5,000	45.5%	7,498,595	3.9%

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

(1)	Not including shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock and Series C Preferred Stock held by each holder.

(2)	Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 176,988,322 shares of common stock and 199,100 shares of Series A Convertible Preferred Stock and 8,500 shares of Series C Convertible Preferred Stock issued and outstanding as of the Date of Determination. The Series A Preferred Stock (and accrued and unpaid dividends thereon) are convertible into shares of common stock of the Company on a 71.429-for-one basis. The Series A and C Preferred Stock includes a blocker prohibiting the conversion of the Series A or C Preferred Stock into common stock of the Company, if upon such conversion/exercise the holder thereof would beneficially own more than 4.999% of the Company’s then outstanding common stock, provided such limitation shall not apply in the event of an automatic conversion of the Series A or C Preferred Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation also limits the voting rights of any holders of the Series A or C Preferred Stock, the effects of which have been reflected in the table above. The Beneficial Ownership Limitation may be waived by any holder with 61 days prior written notice to the Company.

(3)	Includes all shares of common stock beneficially owned by each named person, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to the named person, and all shares of common stock issuable upon conversion of Series A and C Preferred Stock held by the named person, subject to the Beneficial Ownership Limitation.

(4)	Includes all shares of common stock beneficially owned by Mr. Womack and the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Womack and the Trust, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A and C Preferred Stock held by Mr. Womack and the Trust, subject to the Beneficial Ownership Limitation.

(5)	Includes all shares of common stock beneficially owned by Mr. Burns, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Burns, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Burns, subject to the Beneficial Ownership Limitation.

(6)	Includes all shares of common stock beneficially owned by Mr. Siem and American Resources Offshore Inc. (“American Resources”) and all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Siem and American Resources. Mr. Siem is deemed to beneficially own the securities held by American Resources due to his position as Director and CEO of American Resources.

(7)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Allen, which have vested, or which will vest within 60 days of the Date of Determination.

(8)

Address: 7941 Katy Fwy, Suite 522, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Beasley, Critical Communication LLC (“Critical”), all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Beasley, Critical. Mr. Beasley is deemed to beneficially own the securities held by Critical due to his position as Managing Director of Critical.

(9)	Address: 7941 Katy Fwy, Suite 522, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Khan and Jovian Petroleum Corporation (“Jovian”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Khan and Jovian, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Khan and Jovian, subject to the Beneficial Ownership Limitation. Mr. Khan is deemed to beneficially own the securities held by Jovian due to his position as President of Jovian.

(10)	Includes all shares of common stock beneficially owned by Mr. Oppenheim, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Oppenheim, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Oppenheim, subject to the Beneficial Ownership Limitation.

(11)	Address: 10360 Kestrel Street, Plantation, Florida, 33324.

(12)	On October 25, 2021, the Board of Directors of the Company approved the filing of a Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series B Preferred Stock with the Secretary of State of Texas, which designation was filed with, and became effective with, the Secretary of State of Texas on October 25, 2021. The Series B Designation designated three shares of Series B Preferred Stock. The Company issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class.

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

On August 21, 2019, the Company closed private placements with related parties for gross proceeds of $150,000, consisting of 1,875,000 shares of common stock and 3,750,000 warrants to purchase shares of common stock, exercisable at a price of $0.10 per share at any time prior to November 1, 2020. American Resources Offshore Inc. (of which Ivar Siem, our director) subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Leo Womack, our director, subscribed for 312,500 shares of common stock and warrants to purchase 625,000 shares of common stock. Jovian Petroleum Corporation, a greater than 5% shareholder of the Company, subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock. Joel Martin Oppenheim subscribed for 625,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock.

On October 25, 2021, the Board of Directors of the Company approved the filing of a Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series B Preferred Stock with the Secretary of State of Texas, which designation was filed with, and became effective with, the Secretary of State of Texas on October 25, 2021. The Series B Designation designated three shares of Series B Preferred Stock. The Company issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class. The purpose of issuing the three Series B Preferred shares is to protect the company while the disputes described in the Form 8-K Current Report, filed on March 18, 2022, are heard and resolved through the U.S. court system. The Series B Preferred shares will be retired once the litigation is resolved.

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

Review, Approval and Ratification of Related Party Transactions

On August 22, 2018, the Company adopted a formal related party transaction policy (the “Policy”) for the review, approval, or ratification of transactions, such as those described above, with our directors, nominees for director, executive officers and significant shareholders or certain entities or persons related to them.

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

Each officer and/or director who is a related party with respect to a particular related party transaction shall disclose all material information to the Audit Committee concerning such related party transaction and his or her interest in such transaction. Any member of the Audit Committee who has a potential interest in any related party transaction shall recuse himself or herself and abstain from voting on the approval or ratification of the related party transaction but may participate in all or a portion of the Audit Committee’s discussions of the related party transaction, if requested by the Audit Committee.

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

In addition to guidelines for ongoing related party transactions, the Audit Committee may, as it deems appropriate and reasonable, establish from time-to-time guidelines regarding the review of other related party transactions including those that (i) involve de minimus amounts, (ii) do not require public disclosure, or (iii) involve transactions that have primarily a charitable purpose.

Director Independence

Our common stock was quoted for trading on the OTC Pink Sheet market operated by OTC Markets Group and we are not required to have independent members of our Board of Directors pursuant to OTC Pink Sheet market rules. Notwithstanding that we currently consider Leo Womack and Ivar Siem as independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent public accounting firm is M&K CPAS, PLLC, Houston, Texas, PCAOB Auditor ID #2738.

M&K CPAS, PLLC (“M&K”) served as our independent registered public accounting firm for the years ended December 31, 2021, and December 31, 2020. The following table shows the aggregate fees billed to us for these years by M&K.

	Year Ended December 31,
	2021	2020

Audit Fees	$40,000	$27,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,000	$27,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Form 10-Q reports. Prior to contracting with M&K to render audit or non-audit services, each engagement was approved by our directors.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services, and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by M&K for 2020 and 2021.

To assure continuing auditor independence, the Board of Directors periodically considers the independent auditor’s qualifications, performance and independence and whether there should be a regular rotation of our independent external audit firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for Years Ended December 31, 2021 and 2020

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019
10.01	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.01	12/30/2017	000-52690
10.02	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.02	12/30/2017	000-52690
10.03	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.03	5/1/2018	000-52690
10.04	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.04	5/1/2018	000-52690
10.05	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.05	5/1/2018	000-52690
10.06	Tariq Chaudhary Offer Letter dated January 12, 2018		10-Q	10.06	3/31/2018	000-52690
10.07	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.07	3/31/2018	000-52690
10.08	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.08	7/6/2018	000-52690
10.09	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.09	7/6/2018	000-52690
10.10	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.10	7/6/2018	000-52690
10.11	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (incorporated by reference to Schedule 2A of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.11	9/5/2018	000-52690
10.12	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 3 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)		8-K	10.12	9/5/2018	000-52690

10.13	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 4 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)	8-K	10.13	9/5/2018	000-52690
10.14	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (incorporated by reference to Schedule 5 of the Share Exchange Agreement incorporated by reference herewith as Exhibit 2.3)	8-K	10.14	9/5/2018	000-52690
10.15	Form of 12% Bridge Note – 2018	8-K	10.15	9/5/2018	000-52690
10.16	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.	10-Q	10.16	9/30/2018	000-52690
10.17	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation	10-Q	10.17	9/30/2018	000-52690
10.18	Loan Agreement dated September 17, 2018 with Emmett Lescroart	10-Q	10.18	9/30/2018	000-52690
10.19	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC	10-Q	10.19	06/30/19
10.20	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019	10-Q	10.20	06/30/2019
10.21	Employment Agreement - Mark Allen dated September 1, 2020	8-K	10.21	09/1/2020
10.22	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021	10-Q	10.22	06/30/2019
10.23	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020	10-Q	10.23	06/30/2019
10.24	Executive Salary Payable Agreement – Mark Allen dated March 30, 2021	10-Q	10.24	06/30/2019
10.25	Debt to Equity Conversion Agreement – Mark Allen dated March 30, 2021	10-Q	10.25	06/30/2019
10.26	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021	10-Q	10.26	06/30/2019
10.27	Settlement with Argonaut Insurance Company	8-K	10.27	01/14/22
10.28	Purchase and Sale Agreement and Debt Settlement with Prospera Energy	8-K	10.28	02/28/22
10.29	Series C Convertible Preferred Stock	8-K	10.29	03/03/22
10.30	Lawsuit against Jovian Petroleum, Zel Khan and Quinten Beasley	8-K	10.30	03/18/22

10.31	Notice of Assignment - Emmett Lescroart loan to Petrolia Canada Corporation		10-Q	10.31	03/31/2021
10.32	Amended Loan Agreement – Emmett Lescroart – The Prospera/Cona Assets – dated January 27, 2021		10-Q	10.32	03/31/2021
10.33	Amended Loan Agreement – Emmett Lesroart – The Utikuma Asset – dated January 27, 2021		10-Q	10.33	03/31/2021
10.34	Amended Loan Agreement – Joel Oppenheim – dated February 12, 2021		10-Q	10.34	03/31/2021
10.35	Amended Loan Agreement – Ivar Siem/American Resources/Drillmar – dated January 1, 2021		10-Q	10.35	03/31/2021
10.36	Amended Loan Agreement – Mark Allen – dated January 1, 2021		10-Q	10.36	03/31/2021
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019
21.1*	Subsidiaries	X
23.1*	Consent of MKM Engineering dated September 1, 2022	X
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Alberta Canada as of December 31, 2021, dated August 26, 2022	X
99.2*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Chaves County, New Mexico as of December 31, 2021, dated August 30, 2022	X
99.3	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.4	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.5	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
99.6*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Creek County, Oklahoma as of December 31, 2021, dated August 31, 2022	X
101.INS+	Inline XBRL Instance Document	X
101.SCH+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE+	Inline XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Mark Allen
Mark Allen
Chief Executive Officer
(Principal Executive Officer)
Date: December 9, 2022

	By:	/s/ Heather Monk
Heather Monk
Interim Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: December 9, 2022

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Allen	Chief Executive Officer
Mark Allen	(Principal Executive Officer)	December 9, 2022

/s/ Heather Monk	Interim Chief Financial Officer
Heather Monk	(Principal Financial/Accounting Officer)	December 9, 2022

/s/ Leo Womack
Leo Womack	Director	December 9, 2022

/s/ James E. Burns
James E. Burns	Director	December 9, 2022

/s/ Ivar Siem
Ivar Siem	Director	December 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Petrolia Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has an accumulated deficit at December 31, 2021 and 2020 and has a working capital deficit at December 31, 2021, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Capital Stock and Other Equity Accounts

As discussed in Note 10, the Company issues preferred stock, stock options, and warrants as stock-based compensation to employees and non-employees.

Auditing management’s or the specialist’s calculation of the fair value of the preferred stock, options, and warrants issued can be a significant judgment given the fact that the Company uses management or specialist’s estimates on various inputs to the calculations.

To test the valuation of the preferred stock, options, and warrants, we evaluated management’s and the specialist’s significant judgments and estimates. Significant judgements and estimates related to the valuation of the preferred stock, options, and warrants include fair valuing of warrants and options which involve significant estimates of volatility, grant terms, risk-free rates and the use of historical trading data. We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation models, as well as assessing the models for reasonableness. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 10 to the consolidated financial statements

s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

Houston, TX

December 9, 2022

PETROLIA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$14,058	$155,045
Accounts receivable	5,942	5,000
Other current assets	5,641	39,443
Total current assets	25,641	199,488

Property & equipment
Oil and gas, on the basis of full cost accounting:
Evaluated Properties	6,797,025	8,619,427
Furniture, equipment & software	155,293	201,110
Less accumulated depreciation & depletion	(603,135)	(2,868,453)
Net property and equipment	6,349,183	5,952,084

Other assets
Operating Lease Right-of-Use Asset	12,821	23,145
Other assets	1,450,841	985,187
Total Assets	$7,838,486	$7,159,904

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$320,088	$1,067,841
Accounts payable - related parties	57,363	587
Operating Lease Liability	13,909	13,107
Accrued liabilities	1,149,012	1,572,055
Accrued liabilities - related parties	862,158	751,949
Notes payable - short term	3,438,162	3,037,737
Notes payable - related party	779,373	1,035,329
Total current liabilities	6,620,065	7,478,605

Asset retirement obligations	2,257,027	3,624,133
Operating Lease Liability	—	13,909
Notes payable	—	573
Derivative liability	22,554	183,798
Total Liabilities	8,899,646	11,301,018

Stockholders’ Equity (Deficit)
Preferred Series A stock, $0.001 par value; 1,000,000 shares authorized; 199,100 and 199,100 shares issued and outstanding	199	199
Preferred Series B stock, no par value; 3 shares authorized; 3 and 0 shares issued and outstanding	152,397	—
Preferred Series C stock, $0.10 par value, 11,000 shares authorized, 8,500 and 0 shares issued and outstanding	850	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 168,696,226 shares issued and outstanding	176,988	168,696
Additional paid in capital	60,216,722	59,044,519
Accumulated other comprehensive income (loss)	(269,155)	(266,432)
Accumulated deficit	(61,339,161)	(63,088,096)
Total Stockholders’ Equity (Deficit)	(1,061,160)	(4,141,114)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,838,486	$7,159,904

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Oil and gas sales	$5,895,228	$2,892,241
Total revenue	5,895,228	2,892,241

Operating expenses
Lease operating expense	5,346,287	3,627,541
Production tax	1,203	3,066
General and administrative expenses	1,107,517	864,583
Depreciation, depletion and amortization	403,145	1,147,281
Asset retirement obligation accretion	316,873	287,758
Loss on forfeiture	132,000	6,255,103
Impairment of oil and gas properties	—	396,922
Total operating expenses	7,307,025	12,582,254

Loss from operations	(1,411,797)	(9,690,013)

Other income (expenses)
Interest expense	(638,569)	(735,622)
Change in fair value of derivative liabilities	161,244	(159,289)
Other income (expense)	(101,297)	275,905
Gain on sale of assets	3,919,323	—
Total other income (expenses)	3,340,701	(619,006)

Net income (loss) before taxes	1,928,904	(10,309,019)
Income tax provision (benefit)	—	—

Net income (loss)	$1,928,904	$(10,309,019)

Series A preferred dividends	(179,190)	(178,699)
Series C preferred dividends	(779)	—

Net income (loss) attributable to common stockholders	1,748,935	(10,487,718)

Other comprehensive income, net of tax
Foreign currency translation adjustments	(2,723)	(47,867)
Comprehensive income (loss)	$1,746,212	$(10,535,585)

Gain (loss) per share
(Basic and diluted)	$0.01	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	175,434,139	165,389,389

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020

Cash Flows from Operating Activities
Net income (loss)	$1,928,904	$(10,309,019)
Adjustment to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	403,145	1,147,281
Asset retirement obligation accretion	316,873	287,758
Operating Lease Accrual	(2,783)	1,054
Amortization of debt discount	217,699	209,570
Change in fair value of derivative liabilities	(161,244)	159,289
Warrants as finance fees	18,061	34,867
Stock-based compensation expense	211,481	244,520
PPP loan forgiven	(56,680)	—
Gain on sale of assets	(3,919,323)	—
Impairment of oil and gas properties	—	396,922
Loss on forfeiture	132,000	6,255,103
Accounts receivable	(1,097)	—
Prepaids and other current assets	33,802	346,114
Accounts payable	88,190	462,979
Accounts payable – related parties	56,776	(25,000)
Accrued liabilities	178,194	792,578
Accrued liabilities – related parties	450,424	(281,615)
Net cash used in operating activities	(105,578)	(277,599)

Cash Flows from Investing Activities
	—	—
Cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from issuance of Series C preferred stock	85,000	—
Proceeds from notes payable	—	10,000
Proceeds from Paycheck Protection Loan	—	56,680
Repayments of notes payable	(120,890)	(68,367)
Proceeds from related party notes payable	—	657,470
Repayments of related party notes payable	—	(334,268)
Proceeds from exercise of warrants	—	119,375
Cash provided by financing activities	(35,890)	440,890

Foreign currency remeasurement	481	(42,759)

Net change in cash	(140,987)	120,532

Cash at beginning of period	155,045	34,513

Cash at end of period	$14,058	$155,045

The accompanying notes are an integral part of these audited consolidated financial statements

	Year Ended December 31, 2021	Year Ended December 31, 2020
SUPPLEMENTAL DISCLOSURES
Interest paid	$239,384	$187,662
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Settlement of related party accrued liabilities for common shares	527,520	77,500
Settlement of notes payable related party for common shares	144,888	—
Modification of related party debt	181,791	—
Debt discount on warrant issue	—	499,170
Shares to be issued	—	119,375
Shares issued for related party expense	—	20,000
Issuing of previous shares to be issued	—	55,375
Accrued Series A preferred dividends	179,190	178,699
Accrued Series C preferred dividends	779	—
Series B Preferred Stock issued to directors	152,397	—
Utikuma acquisition – purchase price	—	678,675
Utikuma acquisition – initial ARO	—	906,146
Utikuma acquisition – extra cost triggered by WTI	787,250	—
Third party loan for Utikuma purchase	—	1,120,000
Related party loan payments on Company’s behalf	—	170,000
Capitalized accrued interest	238,768	—

PETROLIA ENERGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2019	199,100	$199	—	$—	—	$—	164,548,726	$164,549	$57,985,359	$55,375	$(218,565)	$(52,600,378)	$5,386,539

Common shares issued for the exercise of warrants	—	—	—	—	—	—	2,650,000	2,650	116,725	—	—	—	119,375
Stock based compensation	—	—	—	—	—	—			244,520	—	—	—	244,520
Stock based compensation, shares
Shares issued for extinguishment of debt	—	—	—	—	—	—	656,250	656	89,344	—	—	—	90,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	34,867	—	—	—	34,867
Common shares issued for services	—	—	—	—	—	—	250,000	250	19,750	—	—	—	20,000
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(178,699)	(178,699)
Shares to be issued	—	—	—	—	—	—	591,250	591	54,784	(55,375)	—	—	—
Warrants issued for loans	—	—	—	—	—	—	—	—	499,170	—	—	—	499,170
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(47,867)	—	(47,867)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,309,019)	(10,309,019)
Balance at December 31, 2020	199,100	$199	—	$—	—	$—	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock based compensation	—	—	3	152,397	—	—	—	—	59,084	—	—	—	211,481
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(179,190)	(179,190)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(779)	(779)
Preferred Series C issued for cash	—	—	—	—	8,500	850	—	—	84,150	—	—	—	85,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	18,061	—	—	—	18,061
Common shares issued for conversion of debt	—	—	—	—	—	—	2,700,000	2,700	96,288	—	—	—	98,988
Common shares issued for settlement of related party fees	—	—	—	—	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for conversion of debt	—	—	—	—	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(2,723)	—	(2,723)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,928,904	1,928,904
Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Petrolia Energy Corporation (the “Company”) is in the business of oil and gas exploration, development, and production.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Askarii Resources and Petrolia Canada Corporation. All significant intercompany balances and transactions have been eliminated upon consolidation.

The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company’s proportionate share of earnings is included in earnings and added to or deducted from the cost of the investment.

Foreign currency translation

The functional and reporting currency of the Company is the United States dollar. The functional currencies of the Company’s wholly owned subsidiaries, Askarii Resources and Petrolia Canada Corporation are the United States dollar and the Canadian dollar, respectively. Transactions involving foreign currencies are converted into the Company’s functional currency using the exchange rates in effect at the time of the transactions. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Company’s functional currency are translated using exchange rates at that date. Exchange gains and losses are included in net earnings. On consolidation, Petrolia Canada Corporation’s income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity in other comprehensive income.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2021, the Company did not hold any cash equivalents.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of warrants with an exercise price denominated in the Company’s functional currency. These derivative financial instruments are measured at their fair value at the end of each reporting period. Changes in fair value are recorded in net income.

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

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2021 and 2020.

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

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Three purchasers accounted for all of the Company’s oil sales revenues for 2021 and 2020. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2021	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	22,554	22,554
ARO liabilities	—	—	2,257,027	2,257,027

December 31, 2020
Derivative liabilities	—	—	183,798	183,798
ARO liabilities	—	—	3,624,133	3,624,133

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

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective method, whereby a cumulative effect adjustment will be made as of that day with no retrospective effect. The Company applied the package of practical expedients such that for any expired or existing leases it will not reassess lease classification, initial direct costs or whether any expired or existing contracts are or contain leases. Note that the Company had no outstanding leases as of December 31, 2019. In 2020, we entered a lease with a related party, that is accounted for and disclosed using the framework of ASC 842. See Note 6 for more details.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reducing overhead costs and reworking its existing oil or gas wells, as needed, funding permitting. The Company may need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals.

If additional financing is not available when needed, we may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework existing oil wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing assets will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

NOTE 4. EVALUATED PROPERTIES

The acquired properties and current properties can be summarized as follows:

Cost	Canadian properties	US properties	Total
As of December 31, 2019	2,563,434	$10,350,538	$12,913,972
Additions	678,765	—	678,765
Dispositions	—	(5,648,994)	(5,648,994)
Impairment of oil and gas properties		(396,922)	(396,922)
Asset retirement cost additions	906,146	—	906,146
Foreign currency translations	166,460	—	166,460
As of December 31, 2020	$4,314,805	$4,304,622	$8,619,427
Additions	787,250	—	787,250
Dispositions	(2,563,434)	—	(2,563,434)
Foreign currency translation	(46,218)	—	(46,218)
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025

Accumulated depletion
As of December 31, 2019	1,458,976	61,551	1,520,347
Depletion	1,115,595	—	1,115,595
Foreign currency translations	57,178	—	57,178
As of December 31, 2020	$2,631,749	$61,551	$2,693,300
Dispositions	(2,629,672)	—	(2,629,672)
Depletion	378,306	—	378,306
Foreign currency translation	7,026	—	7,026
As of December 31, 2021	$387,409	$61,551	$448,960

Net book value as at December 31, 2021	$2,104,994	$4,243,071	$6,348,065
Net book value as at December 31, 2020	$1,683,056	$4,243,071	$5,926,127

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

U.S. Properties – Slick Unit Dutcher Sands (“SUDS”) Field

The SUDS Field is a 2604-acre lease located in Creek County, Oklahoma. The field was first discovered in 1918 by SOHIO Oil Company utilizing over 100 wells with the primary objective to produce from the Dutcher Sands at an average well depth of 3,100 ft. The SUDS field is currently shut in due to damage from a grass fire.

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

Luseland, Hearts Hill and Cuthbert fields

On June 29, 2018, the Company acquired a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada. The working interest was acquired from Blue Sky (a related party). Blue Sky had previously acquired an 80% working interest in the Canadian Properties from Georox Resources Inc., who had acquired the Canadian Properties from Cona Resources Ltd. and Cona Resources Partnership prior to the acquisition by the Company.

The effective date of the acquisition was June 1, 2018. The acquisition of the Canadian Properties was evidenced and documented by a Memorandum of Understanding between the Company and Blue Sky dated June 29, 2018 and a Conveyance between the parties dated as of the same date, pursuant to which the Company agreed to acquire the Working Interest in consideration for $1,428,581 in Canadian dollars (“CAD”) (approximately $1,096,216 in U.S. dollars) of which CAD $1,022,400 (approximately $782,441 in U.S. dollars) was paid in cash (the “Cash Payment”) and CAD $406,181 (approximately $313,775 in U.S. dollars) was evidenced by a promissory note (the “Acquisition Note”). The Cash Payment was made with funds borrowed by the Company pursuant to the terms of that certain $1,530,000 May 9, 2018, Amended and Restated Loan Agreement entered with Bow and a third party (the “Loan Agreement” and the “Lender”). The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021.

The Working Interest will be held in the name of the Company’s wholly owned Alberta, Canada, subsidiary, Petrolia Canada Corporation. The Acquisition Note which was dated June 8, 2018, bears interest at the rate of 9% per annum, beginning on August 1, 2018 and is due and payable on November 30, 2018, provided that the Company has the right to extend the maturity date for a period six months with 10 days’ notice to Blue Sky, in the event the Company pays 25% of the principal amount of the Acquisition Note at the time of extension.

On September 17, 2018, the Company entered a Memorandum of Understanding (“MOU”) with Blue Sky. Pursuant to the MOU, the Company obtained the rights to acquire an additional 3% working interest in the Canadian Properties, increasing our Working Interest to 28%. Total consideration paid from the Company to Blue Sky for the additional 3% Working Interest was $150,000.

On February 16, 2022, the Company entered into both a Purchase and Sale Agreement and a Debt Settlement Agreement with Prospera Energy. Prospera agreed to purchase the Company’s twenty-eight percent (28%) working interest in the Cuthbert, Luseland and Heart Hills assets in Saskatchewan and Alberta. Under these agreements Prospera will forgive $2,061,614 CAD in accounts payable from the Company, arising from joint interest billings. Prospera will also issue a $510,000 CAD convertible debenture to Petrolia Canada, which can be converted to common share units. Lastly, Prospera will pay the Company $75,000 CAD in five equal installments. The original purchase price of the assets was $1,622,756 CAD, with an additional $1,711,142 CAD of Asset Retirement Cost recognized at the time of purchase. On the effective date of the sale, the Asset Retirement Obligation was $2,312,897 CAD and the Accumulated Depletion was $3,333,898 CAD. The transaction resulted in a gain of $4,959,512 CAD ($3,919,323 USD) See Form 8-K reference in Exhibits section below. The agreement was effective on October 1, 2021.

Utikuma field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bpd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($602,423 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($386,989 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On December 2, 2020, Petrolia Canada Corporation received $602,404.84 CAD from the proceeds of a secured royalty interest loan between Blue Sky Resources and PrairieSky Royalty related to the Utikuma asset.

On August 21, 2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CAD on August 31, 2021. The remaining payment schedule is as follows: $2,000,000 CAD on the Closing Date (scheduled for September 30, 2021), $1,000,000 CAD on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CAD on December 31, 2021. See Form 8-K reference in Exhibits section below. This transaction did not close, and the $200,000 CAD has currently been added to other payables to Blue Sky Resources.

On June 13, 2022, a new Letter Agreement was signed between Blue Sky Resources Ltd. (“BSR”) and Petrolia Energy Corporation whereby Petrolia Canada Corporation (“PCC”) will sell to Blue Sky Resources its 50% working interest in the Utikuma Lake oil field. See Form 8-K reference in Exhibits section below.

NOTE 5. NOTES PAYABLE

	Interest rate	Date of maturity	December 31, 2021		December 31, 2020
Truck loan (ii)	5.49%	January 20, 2022	$4,021		$9,916
Credit note I (iii)	12%	May 11, 2021	—		800,000
Credit note II (iv)	12%	October 17, 2019	—		346,038
Credit note III (v)	15%	April 25, 2021	—		750,000
Discount on credit note III	—	—	—		(5,976)
Credit note IV (vi)	10%	January 01, 2020	831,387		937,019
Discount on credit note IV			(97,001)		(285,767)
Credit note V(vii)	10%	December 31, 2022	2,085,432		—
Lee Lytton		On demand	3,500		3,500
Joel Oppenheim (viii)	10%	On demand	—		161,900
Joel Oppenheim (viii)	10%	On demand	—		15,000
Joel Oppenheim(viii)	10%	October 17, 2018	—		240,000
Credit note VI (viii)	10%	December 31, 2021	416,900		—
Origin Bank (PPP loan) (ix)			—		56,680
Quinten Beasley	10%	October 14, 2016	5,000		—
Jovian Petroleum Corporation (x)	3.5%	December 31, 2021	178,923		—
M. Hortwitz	10%	October 14, 2016	10,000		10,000
			$3,438,162	(1)	$3,038,310

(i)	All notes are current (due within one year or less from December 31, 2021.)

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly.

(iii)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021. The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). Upon the disposition of Bow, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky Resources Ltd. (“Blue Sky”).

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

On January 1, 2021, the Lender signed an amended loan agreement, combining Credit note I and $200,000 of Credit note II which moved the balance of this note to credit note VI and accrued interest.

On December 1, 2021, the Lender signed another amended loan agreement, combining the new note with the combined note of Credit note III and $146,038 of Credit note II and accrued interest on those amounts to Credit note V. More details can be found in footnote (vii)

(iv)	On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 to acquire an additional 3% working interest in the Canadian Properties. The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% working interest in the Canadian Properties and has no financial covenants. During 2020, the balance increased by $146,000 resulting in a $346,038 ending balance. On January 1, 2021, the Lender signed amended loan agreements, which moved the balance of this note to new credits notes. More details can be found in footnotes (iii) and (v).

(v)	On April 25, 2019, the Company entered into a promissory note (an “Acquisition Note”) with a third-party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 9% per annum and is due in full at maturity on April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.12 per share expiring on May 1, 2021, were issued associated with the note. The fair value of issued warrants were recorded as a debt discount of $38,249 and amortization of $8,366. The notes hold a security guarantee of working interest in the Utikuma oil field and a working interest in the TLSAU field. On January 1, 2021, the Lender signed an amended loan agreement consolidating this loan with $146,038 of Credit Note II and accrued interest on those amounts.

On December 1, 2021, the Lender signed another amended loan agreement, combining the new note with the combined note of Credit note I and $200,000 of Credit note II and accrued interest on those amounts to Credit note V. More details can be found in footnote (vii)

(vi)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 of common stock, at an exercise price of $0.05 per share, expiring on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614.14.

(vii)	On December 1, 2021, the Company signed an amended loan agreement with third party for $2,085,432, which combined credit note I, II and III and accrued interest on those amounts. The loan bears interest at 10% per annum and has maturity date of December 31, 2022. The note holds a security interest against the 25% Working Interest in the Cona assets and a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field.

(viii)	Various shareholder advances provided by Mr. Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance.

(ix)	On April 23, 2020, the Company was granted a $56,680 business loan through the Paycheck Protection Program (PPP) administered through the CARES act. The company applied for loan forgiveness, and it was granted on July 26, 2021.

(x)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. As of September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section. Also, see Note 16. Subsequent Events regarding the dispute of this value.

The following is a schedule of future minimum repayments of notes payable as of December 31, 2021:

2022	$3,535,163
Thereafter	—
$3,535,163

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2021 and 2020, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	December 31, 2021	December 31, 2020

Right-of-use assets	Other long-term assets	12,821	23,145
Current lease liabilities	Other current liabilities	13,909	13,107
Non-current lease liabilities	Other long-term liabilities	—	13,909

As of December 31, 2021, our maturities of our lease liability are as follows:

2022	$13,909
Total	$13,909
Less: Imputed interest	(1,088)
Present value of lease liabilities	$12,821

NOTE 7. RELATED PARTY NOTES PAYABLE

The chart below summarizes the related party Notes Payable as of December 31, 2021 and 2020.

	Interest rate	Date of maturity	December 31, 2021	December 31, 2020
Quinten Beasley	10%	October 14, 2016	—	5,000
Jovian Petroleum Corporation (i)	3.5%	December 31, 2021	—	188,285
Ivar Siem (ii)	12%	On demand	—	200,000
Ivar Siem (ii)	No interest	On demand	—	50,000
Ivar Siem (ii)	9%	December 31, 2021	278,435	—
Mark Allen (iii)	9%	September 2, 2021	55,000	55,000
Mark Allen (iv)	10%	June 30, 2021	—	135,000
Mark Allen (v)	12%	June 30, 2020	200,000	200,000
Mark Allen (vi)	10%	June 30, 2020	—	100,000
Discount on note ($100K)			—	(11,536)
Mark Allen (vi)	10%	June 30, 2020	—	125,000
Discount on note ($125K)			—	(11,420)
Mark Allen (vi)	9%	June 30, 2021	245,938	—
			$779,373	$1,035,329

(i)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. On September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section.

(ii)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the note holder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on March 1, 2022. The warrants vest and were issued on January 1, 2021. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% and matures on December 21, 2021.

(iii)	On April 15, 2020, the Company entered into an agreement, with Mark Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matures on August 15, 2021.

(iv)	On January 6, 2020, the Company entered into a consulting agreement with Mark Allen, that included a funding clause where the Company borrowed $135,000 ($62,000 on January 6, 2020, $45,000 on May 18, 2020, and $28,000 on June 26, 2020). The note bore interest at an interest rate of 10% per annum and matured on June 30, 2020. On March 30, 2021, this note was settled with shares of the company. More details can be found in Note 10. Equity.

(v)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matures on June 30, 2021. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(vi)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matures on June 30, 2021.

The following is a schedule of future minimum repayments of related party notes payable as of December 31, 2021:

2022	$779,373
Thereafter	—
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

A summary of the activity of the derivative liabilities is shown below:

Balance, December 31, 2020	$183,798
Additions	—
Fair value adjustments	(161,244)
As of December 31, 2021	$22,554

Derivative liability classified warrants in the years ended December 31, 2021 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

December 31, 2021
Risk-free interest rate	0.39%
Expected life	1 year
Expected dividend rate	0%
Expected volatility	365%

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

The Company acknowledged the violations alleged in the NOV and requested an informal resolution. On December 30, 2021, to resolve this matter, Petrolia entered into a Stipulated Final Order ( the “SFO”) in Case No. 21982 with the OCD whereby Petrolia among other things agreed to: (i) submit appropriate forms for wells identified on the SFO Inactive Well List, (ii) plug the specific TLSAU wells listed in section 8 (c) and (d) of the SFO, as well as submit all required information and forms specified in the SFO, (iii) open an escrow account meeting the terms listed in the SFO, (iv) deposit funds into an escrow account within the timeframe described in the SFO, and (v) provide the OCD with a report proposing deadlines for bringing all remaining wells into compliance. The company recognized an additional liability of $792,000 to plug these wells.

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

December 31, 2021
Inflation rate	1.92 - 2.15%
Estimated asset life	12 - 22 years

The following table shows the change in the Company’s ARO liability for the years ended December 31, 2021, and 2020:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2019	$1,445,991	$277,373	1,723,364
Acquisition of Canadian property - Utikuma	906,146	—	906,146
Plugging liability at Twin Lakes	—	606,109	606,109
Accretion expense	259,016	28,742	287,758
Disposition	—	—	—
Foreign currency translation	100,756	—	100,756
Asset retirement obligations, December 31, 2020	$2,711,909	$912,225	$3,624,133
Plugging liability at Twin Lakes	—	152,000	132,000
Accretion expense	290,367	26,506	316,873
Disposition	(1,824,339)	—	(1,824,339)
Foreign currency translation	8,360	—	8,360
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $179,190 and $178,699 were declared for the year ended December 31, 2021, and December 31, 2020, respectively.

The holders of Series B Preferred Stock do not accrue dividends and have no conversion rights. For so long as any shares of Series B Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to sixty percent (60%) of the total vote. No shares of Series B Preferred Stock held by any person who is not then a member of Board of Directors of the Company shall have any voting rights. For more information, see Form 8-K reference in the Exhibits section.

The holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 8% per annum. If any shares of Series C Preferred Stock remain outstanding as of December 31, 2023, the dividend rate will increase to 11% per annum. The Series B Preferred Stock will automatically convert into common stock upon any registered public offering of the Company’s common stock. At conversion, the value of each dollar of Series C Preferred Stock (based on a $10 per share price) will convert into 100 common shares (which results in a $0.01 per common share conversion rate).

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $779 and $0 were declared for the year ended December 31, 2021, and December 31, 2020, respectively.

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

Joel Oppenheim, former Director, was issued 316,491 shares on January 25, 2021, pursuant to a Director’s Fees Payable Agreement. The agreement stated that the shares were issued in full satisfaction of all outstanding director fees payable.

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

On March 30, 2021, Mark Allen converted a defaulted secured loan of $135,000 and $9,888 of accrued interest as well as $135,000 of guaranteed return that was due on December 15, 2019. The conversion consisted of 5,400,000 shares of common stock and 5,400,000 warrants to purchase common stock. The warrants have a strike price of $0.08 per share and expire in 36 months.

More details on the transactions above can be found in Note 11. Related Party Transactions.

The common stock is currently not traded.

Warrants

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year ended December 31, 2019	57,043,836	$0.14
Granted	18,650,000	0.15
Exercised	(1,650,000)	0.08
Expired	(33,279,170)	0.19
Outstanding at year ended December 31, 2020	40,764,666	$0.13
Granted	9,400,000	0.09
Expired	(20,464,666)	0.11
Outstanding at year ended December 31, 2021	29,700,000	0.13

As of December 31, 2021, the weighted-average remaining contractual life of warrants outstanding was 1.71 years (2020 – 1.39 years).

As of December 31, 2021, the intrinsic value of warrants outstanding is $0 (2020 - $0).

The table below summarizes warrant issuances during the years ended December 31, 2020, and 2020:

	Year ended December 31,
	2021	2020
Warrants granted:
Board of directors and advisory board service	3,000,000	5,250,000
Pursuant to employment agreements	—	1,000,000
Pursuant to financing arrangements	1,000,000	1,000,000
Pursuant to consulting agreements	—	250,000
Pursuant to loan agreements	5,400,000	11,150,000
Total	9,400,000	18,650,000

Warrants granted in the years ended December 31, 2021, and 2020 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	December 31, 2021	December 31, 2020
Risk-free interest rate	0.16% to 0.97%	1.65% to 2.38%
Expected life	2.0 - 3.0 years	1.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	277% to 356%	240% - 274%

On October 30, 2020, a third-party debtor was issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.05 per share. The warrants have a 3-year expiration date. The warrants were issued in exchange of an agreement to extend a debt principal payment deadline. The fair value of the warrants is calculated using the Black Sholes Option Pricing Model and recorded as a debt discount. See Note 7 for more details.

On March 31, 2021, Mark Allen was issued warrants to purchase 5,400,000 shares of common stock at an exercise price of $0.08 per share. The warrants have a 3-year expiration date. The warrants were issued as part of an agreement releasing the company of an outstanding loan of $135,000 and outstanding guaranteed return on that loan. See Note 11 for more details.

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

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 525 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total $USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($602,423 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($386,989 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

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

On January 29, 2021, prior CFO Paul Deputy was reinstated as Interim Chief Financial Officer and signed an agreement that in exchange for 250,000 shares of common stock and 20 monthly payments of $2,500 starting in April 2021, he would release the Company of his remaining deferred outstanding salary balance of $192,520.04. The shares were issued at the price on that date of $0.033. This created a gain of $134,270 that was recorded as additional paid in capital, due to the related party nature of the transaction.

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

On March 31, 2021, President Mark Allen was issued 5,400,000 shares of common stock. These shares were in exchange for Mr. Allen releasing the company of an outstanding loan of $135,000 with $9,888 of accrued interest and outstanding guaranteed return on that loan of $135,000. The shares were issued at the price on that date of $0.033. In addition, the president was granted warrants to purchase 5,400,000 shares of common stock at $0.08, vesting immediately. The warrants expire in 36 months. The warrants were valued at $200,378 using the Black Sholes method. This created a loss of $98,690 that was recorded as a reduction to additional paid in capital, due to the related party nature of the transaction.

On August 21,2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CAD on August 31, 2021. The remaining payment schedule is as follows: $2,000,000 CAD on the Closing Date (scheduled for September 30, 2021), $1,000,000 CAD on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CAD on December 31, 2021. See Form 8-K reference in Exhibits section. This transaction did not close, and the $200,000 CAD was added to other payables due to Blue Sky Petroleum in the fourth quarter of 2021.

On October 25, 2021, Petrolia Energy Corporation issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class. This stock was valued by and independent party at $50,799 per share. For further information, see Form 8-K reference in Exhibits section.

In October and November of 2021, Board Member Leo Womack purchased an aggregate of 2,500 shares of Series C Preferred Stock for cash of $25,000.

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

As mentioned in Note 6, the Company holds a lease for acreage at SUDS Field from Joel Oppenheim. On November 4, 2022, this property was acquired by Flying M. Real Estate, and a new lease was signed by Petrolia Energy.

NOTE 13. INCOME TAXES

There was no provision for income taxes for 2021 and 2020 due to net operating losses and loss carry forwards and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2016 forward are open to examination by tax authorities in the United States. Years from 2019 forward are open to examination by Canadian tax authorities.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 21% (2019 – 21%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020

Income tax (benefit) expense computed at statutory rates	$405,000	$(2,078,000)
Non-deductible items	49,000	85,000
Change in statutory, foreign tax, foreign exchange rates and other	(559,000)	(2,427,000)
Change in valuation allowance	(105,000)	4,420,000
Total	$—	$—

The significant components of the net deferred tax asset were as follows:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$6,038,000	$5,772,000
Asset retirement obligation	498,000	679,000
Oil and gas properties	(593,000)	(644,000)
Property and equipment	—	6,000
Other	—	—
Total deferred tax assets (liabilities)	5,943,000	5,813,000
Less: Valuation allowance	(5,943,000)	(5,813,000)
Net deferred tax assets (liabilities)	$—	$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses in the United States were approximately $2.2 million on December 31, 2021 and begin to expire if not utilized beginning in the year 2033. The Company’s accumulated non-capital tax losses in Canada were approximately $27.5 million on December 31, 2021 and will expire in 2039. The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

NOTE 14. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows for the years ended December 31, 2021 and 2020:

	Canada	United States	Total
Year ended December 31, 2020
Revenue	$2,860,324	$31,917	$2,892,241
Production costs	(3,377,055)	(253,552)	(3,630,607)
Depreciation, depletion, amortization and accretion	(1,374,611)	(60,429)	(1,435,040)
Results of operations from producing activities	$(1,891,342)	$(282,064)	$(2,173,406)

Total long-lived assets	$1,683,055	$4,767,628	$5,952,083

Year ended December 31, 2021
Revenue	$5,882,499	$12,729	$5,895,228
Production costs	(5,281,740)	(65,750)	(5,347,490)
Depreciation, depletion, amortization and accretion	(668,672)	(51,346)	(720,018)
Results of operations from producing activities	$(67,913)	$(104,367)	$(172,280)

Total long-lived assets	$2,104,993	$4,244,189	$6,349,182

The Company’s revenues are derived from the following major customers:

	December 31, 2021	December 31, 2020
Customer A	$796,176	$2,860,324
Customer B	12,729	31,917
Customer C	5,086,323	—
Total revenues	$5,895,228	$2,892,241

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

In 2020, the Company purchased 50% working interest in the Utikuma field in Alberta, Canada for an aggregate purchase price of $678,765. In connection with the acquisition, Company recognized an asset retirement obligation of $906,146. An additional $1,000,000 CAD was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total $USD value of the addition was $787,250, using prevailing exchange rates on the respective dates.

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Property acquisitions	$787,250	$678,765
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	—
Total costs incurred	$787,250	$678,765

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

	December 31, 2021	December 31, 2020
Capitalized costs:
Unevaluated properties	$—	$—
Evaluated properties	5,511,480	6,456,367
	5,511,480	6,456,367
Less: Accumulated DD&A	(448,960)	(2,693,300)
Net capitalized costs	$5,062,520	$3,763,067

Oil and Gas Reserve Information

MKM Engineering (“MKM”), an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the Chaves County, New Mexico and Creek County, Oklahoma and Canadian property leasehold interests as of December 31, 2021 and the estimates of the proved reserves, future production, and income attributable to the Milam County, Texas, Chaves County, New Mexico and Creek County, Oklahoma leasehold interests as of December 31, 2020. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America and Canada.

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

Oil (Bbls)

December 31, 2019	1,800,457
Revisions of prior estimates	(860,450)
Purchases of reserves in place	466,800
Disposition of mineral in place	—
Production	(95,135)
December 31, 2020	1,311,672
Revisions of prior estimates	292,335
Purchases of reserves in place	—
Disposition of mineral in place	(57,070)
Production	(97,084)
December 31, 2021	1,449,853

	December 31, 2021	December 31, 2020

Estimated quantities of proved developed reserves – Oil (Bbls)	1,449,853	1,245,512
Estimated quantities of proved undeveloped reserves – Oil (Bbls)	—	66,160

Proved developed and proved undeveloped reserves increased from December 31, 2020 to December 31, 2021, primarily due the revision of prior estimates, partially offset by the disposition of the CONA asset.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserve	Oil (bbls)
December 31, 2020	1,245,512
Acquired reserves	—
Disposition of reserves	—
Revision of prior estimates	301,425
Production	(97,084)
December 31, 2021	1,449,853

Proved undeveloped reserves	Oil (bbls)
December 31, 2020	66,160
Disposition of reserves	(66,160)
Revisions to prior estimates	—
December 31, 2021	—

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

	December 31, 2021	December 31, 2020

Future cash inflows	$93,082,624	$47,647,500
Future production costs	(45,892,778)	(25,203,830)
Future development costs	(1,867,485)	(2,148,510)
Future income taxes	—	—

Future net cash flows	45,322,361	20,295,160
Discount of future net cash flows at 10% per annum	27,929,984)	(12,339,240)

Standardized measure of discounted future net cash flows	$17,392,377	$7,956,920

Changes in standardized measure of discounted future cash flows

	December 31, 2021	December 31, 2020

Beginning of year	$7,956,920	$25,824,730
Sales and transfers of oil & gas produced, net of production costs	(539,927)	(735,300)
Net changes in prices and production costs	(865,805)	(249,508
Changes in estimated future development costs	(565,870)	96,780
Acquisitions/dispositions of minerals in place, net of production costs	(231,470)	—
Revision of previous estimates	1,194,016	(14,938,598)
Change in discount	—	436,490
Change in production rate or other	10,444,513	(2,477,674)

End of year	$17,392,377	$7,956,920

NOTE 16. SUBSEQUENT EVENTS

On February 16, 2022, the Company entered into both a Purchase and Sale Agreement and a Debt Settlement Agreement with Prospera Energy, effective as of October 1, 2021. Prospera agreed to purchase the Company’s twenty-eight percent (28%) working interest in the Cuthbert, Luseland and Heart Hills assets in Saskatchewan and Alberta. Under these agreements Prospera will forgive $1,720,613 CAD in accounts payable from the Company, arising from joint interest billings. Prospera will also issue a $510,000 CAD convertible debenture to Petrolia Canada, which can be converted to common share units. Lastly, Prospera will pay the Company $75,000 CAD in five equal installments. See Form 8-K reference in Exhibits section below.

On March 11, 2022, the Company filed a lawsuit in Harris County Texas against Jovian Petroleum Corporation, Zel Khan and Quinten Beasley. The lawsuit claims fraud and breach of contract against all named defendants, as well as breach of fiduciary duty claims against Zel Khan and Quinten Beasley. Petrolia and Petrolia Canada are demanding a jury trial and are seeking monetary relief of more than $1 million against the Defendants. In September 2022, Defendants filed an amended answer and counterclaims. Defendants are seeking indemnification under the Company’s governing documents and statutory provisions. Beasley is also seeking repayment of the outstanding balance of $5,000 plus accrued interest in connection with a promissory note entered into with the Company on July 14, 2016. On October 11, 2022, Petrolia and Petrolia Canada filed a general denial of all of the Defendants’ counterclaims. The outcome of the above litigation is currently unknown; however, the Company disputes the Defendants’ counterclaims and intends to defend the matter vigorously, while also continuing to seek all damages which it is due. See Form 8-K(s) referenced in Exhibits section below.

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

Effective June 15, 2022, Heather Monk was promoted from Corporate Controller to Interim Chief Financial Officer.

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. The Company is taking steps to become current in its filings with the Securities and Exchange Commission and upon becoming current in its filings with the Securities and Exchange Commission, it plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol.

On November 4, 2022, the acreage at SUDS Field was acquired by Flying M. Real Estate, and Petrolia signed a new lease.

