Form 10-Q
period 2022-03-31
Petrolia Energy Corp
filed 2023-02-17
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of February 17, 2023.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$105,136	$14,058
Accounts receivable	229,633	5,942
Other current assets	6,397	5,641
Total current assets	341,166	25,641

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	6,833,326	6,797,025
Furniture, equipment & software	155,293	155,293
Less accumulated depreciation and depletion	(661,976)	(603,135)
Net property and equipment	6,326,643	6,349,183

Other assets
Operating lease right-of-use asset	10,156	12,821
Other assets	1,460,553	1,450,841

Total Assets	$8,138,518	$7,838,486

LIABILITIES & STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$250,797	$320,088
Accounts payable – related parties	59,694	57,363
Operating lease liability – current	10,972	13,909
Accrued liabilities	1,189,817	1,149,012
Accrued liabilities – related parties	924,135	862,158
Notes payable, current portion	3,438,542	3,438,162
Notes payable – related parties, current portion	779,373	779,373
Total current liabilities	6,653,330	6,620,065

Asset retirement obligations	2,317,254	2,257,027
Derivative liability	5,069	22,554
Total Liabilities	$8,975,653	$8,899,646

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Preferred Series B stock, no par value; 3 shares authorized; 3 and 0 shares issued and outstanding	152,397	152,397
Preferred Series C stock, $0.10 par value, 11,000 shares authorized, 11,000 and 8,500 shares issued and outstanding	1,100	850
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 176,988,322 shares issued and outstanding	176,988	176,988
Additional paid in capital	60,242,189	60,216,722
Accumulated other comprehensive income	(239,298)	(269,155)
Accumulated deficit	(61,170,710)	(61,339,161)
Total Stockholders’ Deficit	(837,135)	(1,061,160)
Total Liabilities and Stockholders’ Deficit	$8,138,518	$7,838,486

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Oil and gas sales
Oil and gas sales	$1,836,360	$1,082,248
Total Revenue	1,836,360	1,082,248

Operating expenses
Lease operating expense	1,275,837	535,393
Production tax	438	1,163
General and administrative expenses	147,846	331,014
Depreciation, depletion and amortization	52,516	183,139
Asset retirement obligation accretion	42,478	88,206
Total operating expenses	1,519,115	1,138,915

Gain (loss) from operations	317,245	(56,667)

Other income (expenses)
Interest expense	(124,937)	(158,048)
Other income	5,521	—
Change in fair value of derivative liabilities	17,485	(187,716)
Total other income (expenses)	(101,931)	(345,764)
Net income (loss) before taxes	215,314	(402,431)

Series A Preferred Dividends	(44,797)	(44,675)
Series C Preferred Dividends	(2,066)	—

Net income (loss) attributable to common stockholders	168,451	(447,106)

Other comprehensive income, net of tax
Foreign currency translation adjustments	29,857	2,327
Comprehensive income (loss)	198,308	(444,779)

Gain (loss) per share
(Basic & diluted)	0.00	(0.00)

Weighted average number of common shares outstanding, basic & diluted	176,988,322	170,685,245

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2020	199,100	$199	—	$—	—	$—	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock based compensation	—	—	—	—	—	—	—	—	27,639	—	—	—	27,639
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,675)	(44,675)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	9,252	—	—	—	9,252
Common shares issued for conversion of debt	—	—	—	—	—	—	2,700,000	2,700	86,400	—	—	—	89,100
Common shares issued for settlement of related party fee	—	—	—	—	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for settlement of loans	—	—	—	—	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	2,327	—	2,327
Net loss	—	—	—	—	—	—	—	—	—	—	—	(402,431)	(402,431)
Balance at March 31, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,082,160	$—	$(264,105)	$(63,535,202)	$(3,539,960)

Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,797)	(44,797)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,066)	(2,066)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	717	—	—	—	717
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		29,857	—	29,857
Net income	—	—	—	—	—	—	—	—	—	—	—	215,314	215,314

Balance at March 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,189	$—	$(239,298)	$(61,170,710)	$(837,135)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash Flows from Operating Activities
Net gain (loss)	$215,314	$(402,431)
Adjustment to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	52,516	183,139
Asset retirement obligation accretion	42,478	88,206
Operating lease	(272)	263
Amortization of debt discount	13,857	63,007
Change in fair value of derivative liabilities	(17,485)	187,716
Stock-based compensation expense	—	27,369
Warrants issued as financing fees	717	9,252
Changes in operating assets and liabilities
Accounts receivable	(223,688)	(446,238)
Other current assets	(756)	—
Other assets	11,419	—
Accounts payable	(68,892)	24,483
Accounts payable – related parties	2,331	(587)
Accrued liabilities	(6,568)	(112,776)
Accrued liabilities – related parties	54,525	331,640
Net cash flows from operating activities	75,496	(46,957)

Cash Flows from Investing Activities
Cash flows from investing activities	—	—

Cash Flows from Financing Activities
Repayments on notes payable	(9,456)	(1,926)
Repayments on related party notes payable	—	(10,221)
Series C preferred stock	25,000	—
Cash flows from financing activities	15,544	(12,147)

Changes in foreign exchange rate	38	2,327

Net change in cash	91,078	(56,777)
Cash at beginning of period	14,058	155,045
Cash at end of period	$105,136	$98,268

SUPPLEMENTAL DISCLOSURES

	Three months ended March 31, 2022	Three months ended March 31, 2021
SUPPLEMENTAL DISCLOSURES
Interest paid	$40,544	$71,565
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	44,797	44,765
Series C preferred dividends accrued	2,066	—
Conversion of related party debt and payables	—	527,520
Settlement of notes payable related party for common shares	—	135,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (the “Company”) is in the business of oil and gas exploration, development and production.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2021, as reported in Form 10-K, have been omitted.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2022, and December 31,2021.

March 31, 2022	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	5,069	5,069
ARO liabilities	—	—	2,317,254	2,317,254

December 31, 2021
Derivative liabilities	—	—	22,554	22,554
ARO liabilities	—	—	2,257,027	2,257,027

Gain (loss) per share:

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period. Basic and diluted average shares outstanding during the period are the same, because there are no dilutive warrants or other instruments outstanding.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reworking its existing oil or gas wells, as needed, funding permitting. The company also needs to resolve its ongoing litigation.

The Company will need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.

If additional financing is not available when needed, the company may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework its existing wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing oilfield infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The company is also actively working to resolve its ongoing litigation in both the U.S. and Canada. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. No adjustments to the financial statements have been made to account for this uncertainty.

NOTE 4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2020	$4,314,805	$4,304,622	$8,619,427
Additions	787,250	—	787,250
Dispositions	(2,563,434)	—	(2,563,434)
Foreign currency translation	(46,218)	—	(46,218)
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025
Foreign currency translations	36,301	—	36,301
As of March 31, 2022	$2,528,704	$4,304,622	$6,833,326

Accumulated depletion
As of December 31, 2020	$2,631,749	$61,551	$2,693,300
Dispositions	(2,629,672)	—	(2,629,672)
Depletion	378,306	—	378,306
Foreign currency translation	7,026	—	7,026
As of December 31, 2021	$387,409	$61,551	$448,960
Depletion	51,554	—	51,554
Foreign currency translation	6,323	—	6,323
As of March 31, 2022	$445,286	$61,551	$506,837

Net book value as of December 31, 2021	$2,104,994	$4,243,071	$6,348,065
Net book value as of March 31, 2022	$2,083,418	$4,243,071	$6,326,489

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

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CND), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CND). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CND) (for a cumulative contingent total of $1,000,000). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($611,197 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($392,625 USD) remain in the other current asset balance for future payments from BSR, related to the acquisition.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of March 31, 2022, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	March 31, 2022	December 31, 2021

Right-of-use assets	Other long-term assets	10,156	12,821
Current lease liabilities	Other current liabilities	10,972	13,909
Non-current lease liabilities	Other long-term liabilities	—	—

As of March 31, 2022, the maturities of our lease liability are as follows:

2022	$10,972
Less: Imputed interest	(816)
Present value of lease liabilities	$10,156

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

	Interest rate	Date of maturity	March 31, 2022	December 31, 2021
Truck loan (ii)	5.49%	January 20, 2022	$—	$4,021
Credit note IV (iii)	10%	January 01, 2020	821,931	831,387
Discount on credit note IV			(83,144)	(97,001)
Credit note V(iv)	10%	December 31, 2022	2,085,432	2,085,432
Lee Lytton		On demand	3,500	3,500
Credit note VI (v)	10%	December 31, 2021	266,900	416,900
Credit note VII (vi)	10%	December 31, 2021	150,000	—
Quinten Beasley	10%	October 14, 2016	5,000	5,000
Jovian Petroleum Corporation (vii)	3.5%	December 31, 2021	178,923	178,923
M. Hortwitz	10%	October 14, 2016	10,000	10,000
			$3,438,542	$3,438,162

(i)	All notes are current liabilities (due within one year or less from March 31, 2022.)

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly. The note was paid off in January of 2022.

(iii)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 of common stock, at an exercise price of $0.05 per share, expiring on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614.14.

(iv)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021. The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). Upon the disposition of Bow, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky Resources Ltd. (“Blue Sky”).

In order to induce the Lender to enter into the Loan Agreement, the Company agreed to issue the Lender 500,000 shares of restricted common stock (the “Loan Shares”), which were issued on May 18, 2018, and warrants to purchase 2,320,000 shares of common stock (the “Loan Warrants”), of which warrants to purchase (a) 320,000 shares of common stock have an exercise price of $0.10 per share in Canadian dollars and expired on May 15, 2021, (b) 500,000 shares of common stock have an exercise price of $0.12 per share in U.S. dollars, and expired on May 15, 2021; and (c) 1,500,000 shares of common stock have an exercise price of $0.10 per share in U.S. dollars and expire on May 15, 2020. The fair value of the 500,000 common shares issued were assessed at the market price of the stock on the date of issuance and valued at $47,500. The fair value of the Canadian dollar denominated warrants issued were assessed at $30,012 using the Black Scholes Option Pricing Model. The fair value of the U.S. dollar denominated warrants issued were assessed at $182,650 using the Black Scholes Option Pricing Model. The Company determined the debt modification to be an extinguishment of debt and recorded a total loss on extinguishment of debt of $260,162.

On September 17, 2018, the Company entered into a loan agreement with a third party for $200,000 to acquire an additional 3% working interest in the Canadian Properties. The loan bears interest at 12% per annum and has a maturity date of October 17, 2019. Payments of principal and interest in the amount of $6,000 are due monthly. The loan is secured against the Company’s 3% working interest in the Canadian Properties and has no financial covenants. During 2020, the balance increased by $146,000 resulting in a $346,038 ending balance. On January 1, 2021, the Lender signed amended loan agreements, which moved the balance of this note to new credit notes.

On April 25, 2019, the Company entered into a promissory note (an “Acquisition Note”) with a third-party in the amount of $750,000 to acquire working interests in the Utikuma oil field in Alberta Canada. The Note bears interest at 9% per annum and is due in full at maturity on April 25, 2021. No payments are required on the note until maturity while interest is accrued. In addition, warrants to purchase 500,000 shares of common stock with an exercise price of $0.12 per share expiring on May 1, 2021, were issued associated with the note. The fair value of issued warrants were recorded as a debt discount of $38,249 and amortization of $8,366. The notes hold a security guarantee of working interest in the Utikuma oil field and a working interest in the TLSAU field. On January 1, 2021, the Lender signed an amended loan agreement consolidating this loan with $146,038 of another credit note and accrued interest on those amounts.

On December 1, 2021, the Company signed an amended loan agreement with third party for $2,085,432, which combined all notes described above and accrued interest on those amounts. The loan bears interest at 10% per annum and has maturity date of December 31, 2022. The note holds a security interest against the 25% Working Interest in the Cona assets and a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. On January 1, 2022, this note was assigned to Blue Sky Resources.

(v)	Various shareholder advances provided by a lender during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned by the holder to Blue Sky Resources, as reflected in Credit note VII.

(vi)	On February 3, 2022, $150,000 of Credit Note VI was assigned by the holder to Blue Sky Resources

(vii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. As of September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section. Also, see Note 16. Subsequent Events regarding the dispute of this value.

The following is a schedule of future minimum repayments of notes payable as of March 31, 2022:

2022	$3,521,686
Thereafter	—
$3,521,686

NOTE 7. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

	Interest rate	Date of maturity	March 31, 2022	December 31, 2021
Ivar Siem (i)	9%	December 31, 2021	278,435	278,435
Mark Allen (ii)	9%	August 15, 2021	55,000	55,000
Mark Allen (iii)	12%	June 30, 2020	200,000	200,000
Mark Allen (iv)	9%	June 30, 2021	245,938	245,938
			$779,373	$779,373

(i)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the note holder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on March 1, 2022. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on December 21, 2021.

(ii)	On April 15, 2020, the Company entered into an agreement, with Mark Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matured on August 15, 2021.

(iii)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matured on June 30, 2021. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(iv)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on June 30, 2021.

The following is a schedule of future minimum repayments of related party notes payable as of March 31, 2022:

2022	$779,373
Thereafter	—
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

A summary of the activity of the derivative liabilities is shown below:

As of December 31, 2021	22,554
Additions	—
Fair value adjustment	(17,485)
As of March 31, 2022	$5,069

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

March 31, 2022
Risk-free interest rate	1.63%
Expected life	0.75 years
Expected dividend rate	0%
Expected volatility	229%

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

The Company acknowledged the violations alleged in the NOV and requested an informal resolution. On December 30, 2021, to resolve this matter, Petrolia entered into a Stipulated Final Order (the “SFO”) in Case No. 21982 with the OCD whereby Petrolia among other things agreed to: (i) submit appropriate forms for wells identified on the SFO Inactive Well List, (ii) plug the specific TLSAU wells listed in section 8 (c) and (d) of the SFO, as well as submit all required information and forms specified in the SFO, (iii) open an escrow account meeting the terms listed in the SFO, (iv) deposit funds into an escrow account within the timeframe described in the SFO, and (v) provide the OCD with a report proposing deadlines for bringing all remaining wells into compliance.

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

For the purpose of determining the fair value of AROs incurred during the years presented, the Company used the following assumptions:

March 31, 2022
Inflation rate	1.92 - 2.15%
Estimated asset life	12-21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2020	$2,711,909	$912,224	$3,624,133
Plugging liability at Twin Lakes	—	132,000	132,000
Accretion expense	290,367	26,506	316,873
Disposition	(1,824,339)	—	(1,824,339)
Foreign currency translation	8,360	—	8,360
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027
Accretion expense	35,636	6,842	42,478
Foreign currency translation	17,749	—	17,749
Asset retirement obligations, March 31, 2022	$1,239,682	$1,077,572	$2,317,254

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $44,797 were declared for the three months ended March 31, 2022, and $44,675 the three months ended March 31, 2021.

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

The holders of Series C Preferred Stock are entitled to receive cumulative dividends at a rate of 8% per annum. If any shares of Series C Preferred Stock remain outstanding as of December 31, 2023, the dividend rate will increase to 11% per annum. The Series C Preferred Stock will automatically convert into common stock upon any registered public offering of the Company’s common stock. At conversion, the value of each dollar of Series C Preferred Stock (based on a $10 per share price) will convert into 100 common shares (which results in a $0.01 per common share conversion rate).

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $2,066 and $0 were declared for the three months ended March 31, 2022, and March 31, 2021, respectively.

Common stock

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

The common stock of Petrolia Energy Corporation is currently not traded.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2020	40,764,666	$0.13
Granted	9,400,000	0.09
Expired	(20,464,666)	0.11
Outstanding at December 31, 2021	29,700,000	$0.13
Granted	250,000	0.10
Expired	(2,240,000)	0.11
Outstanding at March 31, 2022	27,710,000	$0.13

As of March 31, 2022, the weighted-average remaining contractual life of warrants outstanding was 1.31 years (December 31, 2021 – 1.71 years).

As of March 31, 2022, the intrinsic value of warrants outstanding is $0.00 (December 31, 2021 - $0.00).

The table below summarizes warrant issuances during the three months ended March 31, 2022, and year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Warrants granted:
Board of Directors and Advisory Board service	—	3,000,000
Pursuant to financing arrangements	250,000	1,000,000
Pursuant to loan agreements	—	5,400,000
Total	250,000	9,400,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.45%	0.16% to 0.97%
Expected life	3.0 years	2.0 – 3.0 years
Expected dividend rate	0%	0%
Expected volatility	299%	277% to 356%

NOTE 11. RELATED PARTY TRANSACTIONS

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

On August 21,2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CAD on August 31, 2021. The remaining payment schedule is as follows: $2,000,000 CAD on the Closing Date (scheduled for September 30, 2021), $1,000,000 CAD on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CAD on December 31, 2021. See Form 8-K reference in Exhibits section. This transaction did not close, and the $200,000 CAD was added to other payables due to Blue Sky Resources in the fourth quarter of 2021.

On October 25, 2021, Petrolia Energy Corporation issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class. This stock was valued by an independent party at $50,799 per share. For further information, see Form 8-K reference in Exhibits section.

In October and November of 2021, Board Member Leo Womack purchased an aggregate of 2,500 shares of Series C Preferred Stock for cash of $25,000.

On January 31, 2022, Board Member Leo Womack purchased 2,500 more shares of Series C Preferred Stock for cash of $25,000.

NOTE 12. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Three months ended March 31, 2021
Revenue	$1,069,595	$12,653	$1,082,248
Production costs	(510,424)	(161,132)	(671,556)
Depreciation, depletion, amortization and accretion	(257,218)	(14,127)	(271,345)
Results of operations from producing activities	$301,953	$(162,606)	$139,347

Total long-lived assets, March 31, 2021	$1,527,541	$4,261,283	$5,788,824

Three months ended March 31, 2022
Revenue	$1,830,281	$6,079	$1,836,360
Production costs	(1,263,889)	(12,386)	(1,276,275)
Depreciation, depletion, amortization, and accretion	(87,190)	(7,804)	(94,994)
Results of operations from producing activities	$479,202	$(14,111)	$(465,091)

Total long-lived assets, March 31, 2022	$2,083,418	$4,243,225	$6,326,643

NOTE 13. SUBSEQUENT EVENTS

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

On March 11, 2022, Petrolia Energy Corporation (PEC) and Petrolia Canada Corporation (PCC) filed a lawsuit against Jovian Petroleum Corporation, Zel Khan and Quinten Beasley alleging fraud, breach of contract and breach of fiduciary duty. On April 18, 2022, Jovian Petroleum Corporation filed an answer and general denial. On May 12, 2022, Zel Khan and Quinten Beasley filed an answer and general denial. On September 16, 2022, Zel Khan and Quinten Beasley filed a counterclaim against PEC and PCC claiming indemnification under the provisions of the organizing and governing documents of PEC and PCC and the applicable statutory provisions. Additionally, Quinten Beasley filed a counter claim for breach of contract for the outstanding principal balance of $5,000 from a prior loan agreement.

On September 16, 2022, Joel Oppenheim and Critical Update, Inc. filed a petition in intervention. On January 11, 2023, PEC and PCC filed a motion to strike the petition in intervention by Joel Oppenheim. On February 3, 2023, Joel Oppenheim filed an opposition to the motion to strike.

On June 13, 2022, a Letter Agreement was signed between Blue Sky Resources Ltd. (“BSR”) and Petrolia Energy Corporation whereby Petrolia Canada Corporation (“PCC”) will sell to Blue Sky Resources its 50% working interest in the Utikuma Lake oil field. See Form 8-K reference in Exhibits section below. This Utikuma transaction didn’t close.

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

On November 4, 2022, forty acres at SUDS was acquired by Flying M. Real Estate, and Petrolia signed a new lease.

On January 31, 2023, Petrolia Canada Corporation filed a Statement of Claim in the Calgary Court of King’s Bench of Alberta naming Blue Sky Resources, Ltd. as a defendant in a lawsuit.

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward (the “Additional Intervenors”), each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Defendants.

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

Please see the “Glossary of Oil and Gas Terms” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on May 16, 2022 (the “2020 Annual Report”) for a list of abbreviations and definitions used throughout this Report.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We were incorporated in Colorado on January 16, 2002. In April 2012, we became active in the exploration and development of oil and gas properties. Effective September 2, 2016, we formally changed our name to Petrolia Energy Corporation and moved the corporation from Colorado to Texas.

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

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC, a private Texas based oil & gas service company for the aggregate value of $50,000. The Company currently has no intent of further investing in the Askarii Resources, LLC acquisition.

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

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 (CAD) of that total due initially. The additional $1,000,000 (CAD) was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CAD). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CAD) (for a cumulative contingent total of $1,000,000 (CAD)). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($611,197 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($392,625 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended March 31, 2022 was $1,836,360, an increase of $754,112 from the three months ended March 31, 2021. The increase was due to revenue from the Utikuma field, and was offset by the sale of the CONA asset in the third quarter of 2021. Revenues associated with our US properties totaled $6,079.

Operating Expenses

Operating expenses increased by $380,200, to $1,519,115 for the three-month period ended March 31, 2022, compared to $1,138,915 for the three months ended March 31, 2021. The operating expense increase was primarily due to increased production at Utikuma Field – lease operating expense for the three months ended March 31, 2022 was $1,275,875, compared to $535,393 for the three months ended March 31, 2021. It was partially reduced by the sale of the CONA asset. Depreciation, depletion and amortization and the accretion of asset retirement obligations were reduced because of the small base for these items after the sale of CONA. The reduction in general and administrative costs by $183,168 to $147,846 for the three months ended March 31, 2022, compared to $331,014 was caused by the decrease in employees and contractor and related overhead expenses.

Other income (expense)

The Company had net other expense of $101,931 for the three-month period ended March 31, 2022, compared to a net other expense of $345,764 for the three-month ended March 31, 2021. This difference was caused by changes in the fair market value of our derivatives, and a small decrease in interest expense.

Foreign exchange gain was $29,857 for the three-month period ended March 31, 2022, compared to a loss of $2,327 for the three-month period ended March 31, 2021. The increase resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net income for the three months ended March 31, 2022, was $215,314, compared to a net loss of $402,431 for the three months ended March 31, 2021. The primary reasons for the change was increased production from the Utikuma field, the reduced general and administrative expense, and the change in the fair value of our derivative liabilities.

Liquidity and Capital Resources

The financial condition of the Company has improved slightly throughout the period from December 31, 2021 to March 31, 2022.

As of March 31, 2022, we had total current assets of $341,166 and total assets of $8,138,518. Our total current liabilities as of March 31, 2022 were $6,653,330 and our total liabilities as of March 31, 2022 were $8,975,653. We had negative working capital of $6,312,164 as of March 31, 2022.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $4,217,915 along with accounts payable and accrued liabilities. Our largest accounts payable balances are with administrative and operations contractors. The largest accrued liabilities are $857,498 of accrued dividends on our preferred stock and $796,110 owed to related parties for board fees and other compensation.

Net cash generated (used) by operating activities was $75,496 and $(46,947) for the three months ended March 31, 2022, and 2021, respectively. The primary cause for the decrease was a reduction in general and administrative expenses.

Net cash from investing activities was $0.00 for the three months ended March 31, 2022, and the three months ended March 31, 2021.

Net cash provided by financing activities was $15,544 for the three months ended March 31, 2022; net cash used by financing activities was $12,147 for the three months ended March 31, 2021. The increase was caused by proceeds from issuance of preferred stock in 2022.

During the three months ended March 31, 2022, the Company operated at a positive cash flow from operations of approximately $25,000 per month however our auditors have raised a going concern in their audit report as contained herein.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to generate profits by working over existing wells, reducing general and administrative expenses and resolving ongoing litigation. However, we may need to raise additional funds to workover wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

The company is actively working to resolve ongoing litigation in the U.S. and Canada.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $61,170,710 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, the Company and Petrolia Canada Corporation (“Petrolia Canada”), an affiliate of Petrolia, filed a lawsuit in the 133rd Judicial District Court, Harris County Texas (Cause No. 2022-15278), against Jovian Petroleum Corporation, Zel Khan (“Khan”) and Quinten Beasley (“Beasley”) (collectively, the “Defendants”).

In the petition against the Defendants, Petrolia and Petrolia Canada alleged causes of action for fraud and breach of contract against all the named Defendants and breach of fiduciary duty claims against Defendants Zel Khan and Quinten Beasley. Defendant Zel Khan was a former CEO and Director of Petrolia, and Defendant Quinten Beasley was a former Senior Vice President and Director of Petrolia Canada.

Petrolia and Petrolia Canada demanded a jury trial and are seeking monetary relief of more than $1 million against the Defendants.

In April and May 2022, each of the Defendants filed an Original Answer, generally denying all of the allegations of Petrolia and Petrolia Canada.

Subsequently, in September 2022, Defendants filed an amended answer and counterclaims. Pursuant to the amended answer, Defendants generally denied the allegations of Petrolia and Petrolia Canada and are seeking indemnification under the Company’s governing documents and statutory provisions.

Beasley is seeking repayment of the outstanding balance of $5,000 plus accrued interest ($4,710) alleged owed to him by the Company in connection with a promissory note entered into with the Company on July 14, 2016.

In September 2022, Joel Oppenheim (“Oppenheim”) and Critical Update, Inc., owned by Beasley (“Critical Update” and collectively with Oppenheim, the “Intervenors”), filed a Petition in Intervention. Oppenheim alleges that he advanced at least $797,000 to the Company from 2015 to 2019 (including $416,900 alleged owed under a loan agreement) and that he also provided various certificates of deposit to the Company in the aggregate amount of $258,251. Oppenheim is seeking return of amounts advanced with interest, a declaratory judgment establishing the amount of Company stock and warrants owed to him, and attorney’s fees. Separately, Critical Update is seeking $120,000 CAD alleged owed to it in consideration for services rendered to Petrolia Canada, plus interest and attorney’s fees.

On October 11, 2022, Petrolia and Petrolia Canada filed a general denial of all the Defendants’ counterclaims.

Subsequently, on December 6, 2022, Oppenheim filed a motion for severance asking the court to sever his breach of loan agreement claim from the other claims in this lawsuit and adjudicate the claim as Cause No. 2022-15278-B. The same day, Oppenheim also filed a motion for partial summary judgment on his breach of loan agreement claim. On December 22, 2022, Oppenheim filed a separate lawsuit and application for temporary injunction (Cause No. 2022-83054) in the 157th Judicial District Court, Harris County Texas against the Company and Petrolia Canada and their individual board members. That action is a shareholder derivative lawsuit filed against the Company alleging, among other things, breach of duty of loyalty and breach of duty of obedience, as well as seeking to compel a shareholder meeting and seeking expedited discovery. On December 30, 2022, Jovian Petroleum Corporation filed a petition in intervention to join this newly filed lawsuit.

In January 2023, Petrolia and Petrolia Canada filed a motion to strike the intervention of Oppenheim and on February 3, 2023, Oppenheim filed a response to that motion arguing that such intervention is proper. Such motions are still pending with the court.

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward (the “Additional Intervenors”), each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Defendants. The Additional Intervenors are seeking an order compelling an annual shareholder meeting of the Company; a temporary injunction requiring the Defendants to hold an annual and special meeting of the shareholders of the Company within 30 days to elect directors of the Company and conduct such other proper business as may come before it; a temporary injunction enjoining the Defendant Directors from voting their Series B Preferred Shares; an order combining the hearing on the temporary injunction with a trial on the merits; expedited discovery; and upon final trial, the Additional Intervenors are requesting: (i) rescission of the Series B Preferred Stock; (ii) forfeiture of all compensation paid to the Defendant Directors by the Company after the Series B Preferred Stock issuance; (iii) actual damages in an amount to be proven at trial; (iv) exemplary damages sufficient to deter the directors of other Texas corporations from disenfranchising a corporation’s shareholders, as alleged by the Additional Intervenors; (v) attorneys’ fees and expenses; and (vi) such other and further relief to which Additional Intervenors are entitled.

The outcome of the above litigation is currently unknown; however, the Company disputes the Defendants’ counterclaims and the allegations of the Intervenors and intends to defend the matter vigorously, while also continuing to seek all damages which it is due.

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

On January 31, 2023, Petrolia Canada Corporation filed a Statement of Claim in the Calgary Court of King’s Bench of Alberta naming Blue Sky Resources, Ltd. as a defendant in a lawsuit.

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on May 15, 2022 under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2021 under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are currently behind in our SEC filing obligations.

This Form 10-Q filing is being filed well past the due date. As of the date of this filing, we are deficient in filing our quarterly reports on Form 10-Q for the calendar year 2022. Shareholders may have less information to determine the value of our common stock if we fail to timely make filings with the SEC and/or fail to make such filings with the SEC.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities sold by the Company during the period covered by this report and through the date of filing of this report, that were not registered under the Securities Act, which has not previously been included in a Current Report on Form 8-K or the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

PETROLIA ENERGY CORPORATION

February 17, 2023	By:	/s/ Mark M Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive)

February 17, 2023	By:	/s/ Heather M Monk
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

