Form 10-Q
period 2022-06-30
Petrolia Energy Corp
filed 2023-03-02
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of March 2, 2023.

PART I: Financial Information

Item 1. Consolidated Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,054,109	$14,058
Accounts receivable	338	5,942
Other current assets	6,397	5,641
Total current assets	1,060,844	25,641

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	6,756,794	6,797,025
Furniture, equipment & software	155,293	155,293
Less accumulated depreciation and depletion	(708,580)	(603,135)
Net property and equipment	6,203,507	6,349,183

Other assets
Operating lease right-of-use asset	7,454	12,821
Other assets	1,386,980	1,450,841

Total Assets	$8,658,785	$7,838,486

LIABILITIES & STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,732,868	$320,088
Accounts payable – related parties	5,478	57,363
Operating lease liability – current	7,998	13,909
Accrued liabilities	1,420,609	1,149,012
Accrued liabilities – related parties	868,662	862,158
Notes payable, current portion	3,328,364	3,438,162
Notes payable – related parties, current portion	774,560	779,373
Total current liabilities	8,138,539	6,620,065

Asset retirement obligations	2,322,812	2,257,027
Derivative liability	5,215	22,554
Total Liabilities	$10,466,566	$8,899,646

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Preferred Series B stock, no par value; 3 shares authorized; 3 and 0 shares issued and outstanding	152,397	152,397
Preferred Series C stock, $0.10 par value, 11,000 shares authorized, 11,000 and 8,500 shares issued and outstanding	1,100	850
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 176,988,322 shares issued and outstanding	176,988	176,988
Additional paid in capital	60,242,888	60,216,722
Accumulated other comprehensive income	(302,057)	(269,155)
Accumulated deficit	(62,079,296)	(61,339,161)
Total Stockholders’ Deficit	(1,807,781)	(1,061,160)
Total Liabilities and Stockholders’ Deficit	$8,658,785	$7,838,486

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Oil and gas sales
Oil and gas sales	$1,137,890	$1,248,359	$2,974,250	$2,330,607
Total Revenue	1,137,890	1,248,359	2,974,250	2,330,607

Operating expenses
Lease operating expense	1,622,399	1,613,076	2,898,236	2,148,469
Production tax	—	—	438	1,163
General and administrative expenses	149,757	190,942	297,603	521,956
Depreciation, depletion and amortization	60,682	253,285	113,198	436,424
Asset retirement obligation accretion	43,420	93,518	85,898	181,724
Total operating expenses	1,876,258	2,150,821	3,395,373	3,289,736

Loss from operations	(738,368)	(902,462)	(421,123)	(959,129)

Other income (expenses)
Interest expense	(123,080)	(171,902)	(248,017)	(329,950)
Other income (expense)	—	—	5,521	—
Change in fair value of derivative liabilities	(146)	83,111	17,339	(104,605)
Total other income (expenses)	(123,226)	(88,791)	(225,157)	(434,555)
Net loss before taxes	(861,594)	(991,253)	(646,280)	(1,393,684)

Series A Preferred Dividends	(44,798)	(44,893)	(89,595)	(89,568)
Series C Preferred Dividends	(2,194)	—	(4,260)	—

Net Loss Attributable to Common Stockholders	(908,586)	(1,036,146)	(740,135)	(1,483,252)

Loss per share
(Basic and fully diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic & diluted	176,988,322	176,988,322	176,988,322	173,854,195

Other comprehensive income, net of tax
Foreign currency translation adjustments	(62,759)	(39,732)	(32,902)	(37,405)
Comprehensive income (loss)	$(971,345)	$(1,075,878)	$(773,037)	$(1,520,657)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2020	199,100	$199	—	$—	—	$—	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock based compensation	—	—	—	—	—	—	—	—	54,923	—	—	—	54,923
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(89,568)	(89,568)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	16,614	—	—	—	16,614
Common shares issued for conversion of debt	—	—	—	—	—	—	2,700,000	2,700	86,400	—	—	—	89,100
Common shares issued for settlement of related party fee	—	—	—	—	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for settlement of loans	—	—	—	—	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(37,405)	—	(37,405)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,393,684)	(1,393,684)
Balance at June 30, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,117,076	$—	$(308,837)	$(64,571,348)	$(4,580,922)

Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(89,595)	(89,595)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(4,260)	(4,260)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	1,416	—	—	—	1,416
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(32,902)	—	(32,902)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(646,280)	(646,280)

Balance at June 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,888	$—	$(302,057)	$(62,079,296)	$(1,807,781)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash Flows from Operating Activities
Net gain (loss)	$(646,280)	$(1,393,684)
Adjustment to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	113,198	436,424
Asset retirement obligation accretion	85,898	181,724
Operating lease	(544)	(2,800)
Amortization of debt discount	27,715	122,429
Change in fair value of derivative liabilities	(17,339)	104,605
Stock-based compensation expense	—	54,923
Warrants issued as financing fees	1,416	16,614
Changes in operating assets and liabilities
Accounts receivable	5,601	(43)
Other current assets	(756)	—
Other assets	40,442	—
Accounts payable	1,363,562	163,234
Accounts payable – related parties	(3,110)	15,452
Accrued liabilities	108,010	(127,235)
Accrued liabilities – related parties	75,584	340,868
Net cash flows from operating activities	1,153,397	(87,489)

Cash Flows from Investing Activities
Cash flows from investing activities	—	—

Cash Flows from Financing Activities
Repayments on notes payable	(133,491)	(20,969)
Repayments on related party notes payable	(4,813)	(17,613)
Series C preferred stock	25,000	—
Cash flows from financing activities	(113,304)	(38,582)

Changes in foreign exchange rate	(42)	3,105

Net change in cash	1,040,051	(122,966)
Cash at beginning of period	14,058	155,045
Cash at end of period	$1,054,109	$32,079

SUPPLEMENTAL DISCLOSURES

	Six months ended June 30, 2022	Six months ended June 30, 2021
SUPPLEMENTAL DISCLOSURES
Interest paid	$99,195	$165,354
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	89,595	89,568
Series C preferred dividends accrued	4,260	—
Conversion of related party debt and payables	—	527,520
Modification of related party debt	—	181,250
Settlement of notes payable related party for common shares	—	135,000
Utikuma acquisition – extra cost triggered by WTI	—	1,000,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2022, and December 31,2021.

June 30, 2022	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	5,215	5,215
ARO liabilities	—	—	2,322,812	2,322,812

December 31, 2021
Derivative liabilities	—	—	22,554	22,554
ARO liabilities	—	—	2,257,027	2,257,027

Gain (loss) per share:

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period. Basic and diluted average shares outstanding during the period are the same, because there are no dilutive warrants or other instruments outstanding.

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reworking its existing oil or gas wells, as needed, funding permitting. The Company also needs to resolve its ongoing litigation, particularly in Canada with the Utikuma asset.

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

NOTE 4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2020	$4,314,805	$4,304,622	$8,619,427
Additions	787,250	—	787,250
Dispositions	(2,563,434)	—	(2,563,434)
Foreign currency translation	(46,218)	—	(46,218)
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025
Foreign currency translations	(40,231)	—	(40,231)
As of June 30, 2022	$2,452,172	$4,304,622	$6,756,794

Accumulated depletion
As of December 31, 2020	$2,631,749	$61,551	$2,693,300
Dispositions	(2,629,672)	—	(2,629,672)
Depletion	378,306	—	378,306
Foreign currency translation	7,026	—	7,026
As of December 31, 2021	$387,409	$61,551	$448,960
Depletion	112,081	—	112,081
Foreign currency translation	(7,755)	—	(7,755)
As of June 30, 2022	$491,736	$61,551	$553,287

Net book value as of December 31, 2021	$2,104,994	$4,243,071	$6,348,065
Net book value as of June 30, 2022	$1,960,435	$4,243,071	$6,203,506

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

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the CEO of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CND), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CND). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CND) (for a cumulative contingent total of $1,000,000). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($592,699 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($380,742 USD) remain in the other current asset balance for future payments from BSR, related to the acquisition.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of June 30, 2022, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	June 30, 2022	December 31, 2021

Right-of-use assets	Other long-term assets	7,454	12,821
Current lease liabilities	Other current liabilities	7,998	13,909
Non-current lease liabilities	Other long-term liabilities	—	—

As of June 30, 2022, the maturities of our lease liability are as follows:

2022	$7,998
Less: Imputed interest	(544)
Present value of lease liabilities	$7,454

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

	Interest rate	Date of maturity	June 30, 2022	December 31, 2021
Truck loan (ii)	5.49%	January 20, 2022	$—	$4,021
Credit note IV (iii)	10%	January 01, 2020	697,895	831,387
Discount on credit note IV			(69,286)	(97,001)
Credit note V(iv)	10%	December 31, 2022	2,085,432	2,085,432
Lee Lytton		On demand	3,500	3,500
Credit note VI (v)	10%	December 31, 2021	266,900	416,900
Credit note VII (vi)	10%	December 31, 2021	150,000	—
Quinten Beasley	10%	October 14, 2016	5,000	5,000
Jovian Petroleum Corporation (vii)	3.5%	December 31, 2021	178,923	178,923
M. Horowitz	10%	October 14, 2016	10,000	10,000
			$3,328,364	$3,438,162

(i)	All notes are current liabilities (due within one year or less from June 30, 2022.)

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly. The note was paid off in January of 2022.

(iii)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 of common stock, at an exercise price of $0.05 per share, expiring on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,619.14.

(iv)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021. The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). Upon the disposition of Bow, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky Resources Ltd. (“Blue Sky”).

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

(v)	Various shareholder advances provided by a lender during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned by the holder to Blue Sky Resources, as reflected in Credit note VII.

(vi)	On February 3, 2022, $150,000 of Credit Note VI was assigned by the holder to Blue Sky Resources

(vii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. As of September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section. Also, see Note 13. Subsequent Events regarding the dispute of this value.

The following is a schedule of future minimum repayments of notes payable as of June 30, 2022:

2022	$3,397,650
Thereafter	—
$3,397,650

NOTE 7. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

	Interest rate	Date of maturity	June 30, 2022	December 31, 2021
Ivar Siem (i)	9%	December 31, 2021	278,435	278,435
Mark Allen (ii)	9%	August 15, 2021	55,000	55,000
Mark Allen (iii)	12%	June 30, 2020	200,000	200,000
Mark Allen (iv)	9%	June 30, 2021	241,125	245,938
			$774,560	$779,373

(i)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the note holder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on March 1, 2022. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on December 21, 2021.

(ii)	On April 15, 2020, the Company entered into an agreement, with Mark Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matured on August 15, 2021.

(iii)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matured on June 30, 2020. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(iv)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of $10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on June 30, 2021.

The following is a schedule of future minimum repayments of related party notes payable as of June 30, 2022:

2022	$774,560
Thereafter	—
$774,560

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

A summary of the activity of the derivative liabilities is shown below:

As of December 31, 2021	22,554
Additions	—
Fair value adjustment	(17,339)
As of June 30, 2022	$5,215

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

June 30, 2022
Risk-free interest rate	2.51%
Expected life	0.5 years
Expected dividend rate	0%
Expected volatility	281%

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

For the purpose of determining the fair value of AROs incurred during the years presented, the Company used the following assumptions:

June 30, 2022
Inflation rate	1.92 - 2.15%
Estimated asset life	12-21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2020	$2,711,909	$912,224	$3,624,133
Plugging liability at Twin Lakes	—	132,000	132,000
Accretion expense	290,367	26,506	316,873
Disposition	(1,824,339)	—	(1,824,339)
Foreign currency translation	8,360	—	8,360
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027
Accretion expense	72,043	13,855	85,898
Foreign currency translation	(20,113)	—	(20,113)
Asset retirement obligations, June 30, 2022	$1,238,227	$1,084,585	$2,322,812

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $89,595 were declared for the six months ended June 30, 2022, and $89,568 the six months ended June 30, 2021.

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

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $4,260 and $0 were declared for the six months ended June 30, 2022, and June 30, 2021, respectively.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2020	40,764,666	$0.13
Granted	9,400,000	0.09
Expired	(20,464,666)	0.11
Outstanding at December 31, 2021	29,700,000	$0.13
Granted	500,000	0.10
Expired	(4,480,000)	0.11
Outstanding at June 30, 2022	25,720,000	$0.13

As of June 30, 2022, the weighted-average remaining contractual life of warrants outstanding was 1.15 years (December 31, 2021 – 1.71 years).

As of June 30, 2022, the intrinsic value of warrants outstanding is $0.00 (December 31, 2021 - $0.00).

The table below summarizes warrant issuances during the six months ended June 30, 2022, and year ended December 31, 2021:

	June 30, 2022	December 31, 2021
Warrants granted:
Board of Directors and Advisory Board service	—	3,000,000
Pursuant to financing arrangements	500,000	1,000,000
Pursuant to loan agreements	—	5,400,000
Total	500,000	9,400,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	June 30, 2022	December 31, 2021
Risk-free interest rate	2.99%	0.16% to 0.97%
Expected life	3.0 years	2.0 – 3.0 years
Expected dividend rate	0%	0%
Expected volatility	281%	277% to 356%

NOTE 11. RELATED PARTY TRANSACTIONS

On January 25, 2021, prior Board Member Joel Oppenheim was issued 316,491 shares of common stock. These shares were in exchange for Mr. Oppenheim releasing the Company of his remaining board compensation balance of $60,000. The shares were issued at the price on that date of $0.02. This created a gain of $53,670 that was recorded as additional paid in capital, due to the related party nature of the transaction.

On January 25, 2021, prior CEO Zel Khan was issued 1,992,272 shares of common stock. These shares were in exchange for Mr. Khan releasing the Company of his remaining deferred outstanding salary balance of $325,000. The shares were issued at the price on that date of $0.025. This created a gain of $275,193 that was recorded as additional paid in capital, due to the related party nature of the transaction.

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

On March 30, 2021, prior President Mark Allen was issued 333,333 shares of common stock. A conversion price of $0.09 per share was used to determine the number of shares. These shares were in exchange for Mr. Allen releasing the company of an outstanding consulting fee balance of $30,000. The shares were issued at the price on that date of $0.033. This created a gain of $19,001 that was recorded as additional paid in capital, due to the related party nature of the transaction.

On March 30, 2021, prior President Mark Allen was issued 5,400,000 shares of common stock. These shares were in exchange for Mr. Allen releasing the company of an outstanding loan of $135,000 with $9,888 of accrued interest and outstanding guaranteed return on that loan of $135,000. The shares were issued at the price on that date of $0.033. In addition, Mr. Allen was granted warrants to purchase 5,400,000 shares of common stock at $0.08, vesting immediately. The warrants expire in 36 months. The warrants were valued at $200,378 using the Black Scholes method. This created a loss of $98,690 that was recorded as a reduction to additional paid in capital, due to the related party nature of the transaction.

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

On October 25, 2021, Petrolia Energy Corporation issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class. This stock was valued by an independent party at $50,799 per share. For further information, see Form 8-K reference in Exhibits section. The purpose of issuing the three Series B Preferred shares is to protect the company while the disputes described in the Form 8-KCurrent Report, filed on March 18, 2022, are heard and resolved through the U.S. court system. The Series B Preferred shares will likely be retired once the litigation is resolved.

In October and November of 2021, Board Member Leo Womack purchased an aggregate of 2,500 shares of Series C Preferred Stock for cash of $25,000.

On January 31, 2022, Board Member Leo Womack purchased 2,500 more shares of Series C Preferred Stock for cash of $25,000.

NOTE 12. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Six months ended June 30, 2021
Revenue	$2,318,321	$12,286	$2,330,607
Production costs	(2,106,632)	(43,000)	(2,149,632)
Depreciation, depletion, amortization and accretion	(589,631)	(28,517)	(618,148)
Results of operations from producing activities	$(377,942)	$(59,231)	$(437,173)

Total long-lived assets, June 30, 2021	$2,132,294	$4,253,535	$6,385,829

Six months ended June 30, 2022
Revenue	$2,968,171	$6,079	$2,974,250
Production costs	(2,789,296)	(109,378)	(2,898,674)
Depreciation, depletion, amortization, and accretion	(184,124)	(14,972)	(199,096)
Results of operations from producing activities	$(5,249)	$(118,271)	$(123,520)

Total long-lived assets, June 30, 2022	$1,960,436	$4,243,071	$6,203,507

NOTE 13. SUBSEQUENT EVENTS

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this report include:

●	The sale prices of crude oil;

●	The amount of production from oil wells in which we have an interest;

●	Lease operating expenses;

●	Ongoing litigation;

●	General economic conditions; and

●	Other factors disclosed in this report.

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

Please see the “Glossary of Oil and Gas Terms” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on December 9, 2022 (the “2021 Annual Report”) for a list of abbreviations and definitions used throughout this Report.

This information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021Annual Report.

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

Plan of Operation

Since 2015, we have established a strategy to acquire, enhance and redevelop high-quality, resource in place oil and gas assets. The Company has been focusing on producing assets in the United States and Canada while actively pursuing our strategy to offer low-cost operational solutions in established oil and gas regions. We believe our mix of oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for continued growth and future revenue growth.

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

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC, a private Texas based oil and gas service company for the aggregate value of $50,000. The Company currently has no intent of further investing in the Askarii Resources, LLC acquisition.

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

Utikuma Lake field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing a total of approximately 500 bpd of light oil. The working interest was acquired from Blue Sky Resources in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the CEO of Blue Sky Resources.

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 (CAD) of that total due initially. The additional $1,000,000 (CAD) was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CAD). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CAD) (for a cumulative contingent total of $1,000,000 (CAD)). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($592,699 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($380,742 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

Results of Operations

Revenues

Our oil and gas revenue reported for the six months ended June 30, 2022 was $2,974,250, an increase of $643,643 from the six months ended June 30, 2021. The increase was due to revenue from the Utikuma field, and was offset by the sale of the CONA asset in the third quarter of 2021. Revenues associated with our US properties totaled $6,079.

Operating Expenses

Operating expenses increased by $105,637, to $3,395,373 for the three-month period ended June 30, 2022, compared to $3,289,736 for the six months ended June 30, 2021. The operating expense increase was primarily due to increased production at Utikuma Field – lease operating expense for the six months ended June 30, 2022 was $2,898,236, compared to $2,148,469 for the six months ended June 30, 2021. It was partially reduced by the sale of the CONA asset. Depreciation, depletion and amortization and the accretion of asset retirement obligations were reduced because of the smaller base for these items after the sale of CONA. The reduction in general and administrative costs by $224,353 to $297,603 for the six months ended June 30, 2022, compared to $521,956 was caused by the decrease in employees and contractor and related overhead expenses.

Other income (expense)

The Company had net other expense of $225,157 for the three-month period ended June 30, 2022, compared to a net other expense of $434,555 for the three-month ended June 30, 2021. This difference was caused by changes in the fair market value of our derivatives, and a decrease in interest expense.

Foreign exchange loss was $32,902 for the six month period ended June 30, 2022, compared to a loss of $37,405 for the six month period ended June 30, 2021. The change is from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the six months ended June 30, 2022, was $646,280, compared to a net loss of $1,393,684 for the six months ended June 30, 2021. The primary reasons for the change was increased production from the Utikuma field, the reduced general and administrative expense, and the change in the fair value of our derivative liabilities.

Liquidity and Capital Resources

The financial condition of the Company has improved slightly throughout the period from December 31, 2021 to June 30, 2022.

As of June 30, 2022, we had total current assets of $1,060,844 and total assets of $8,658,785. Our total current liabilities as of June 30, 2022 were $8,138,359 and our total liabilities as of June 30, 2022 were $10,466,566. We had negative working capital of $7,077,695 as of June 30, 2022.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $4,102,924 along with accounts payable and accrued liabilities. Our largest accounts payable balances are with administrative and operations contractors, including $1,346,086 owed to the operator of our Canadian property. The largest accrued liabilities are $904,489 of accrued dividends on our preferred stock and $638,000 owed to related parties for board fees and other compensation.

Net cash generated (used) by operating activities was $1,153,397 and $(87,489) for the six months ended June 30, 2022, and 2021, respectively. The primary cause for the decrease was a reduction in general and administrative expenses, and the receipt of revenue from oil sales.

Net cash from investing activities was $0.00 for the six months ended June 30, 2022, and the six months ended June 30, 2021.

Net cash used by financing activities was $113,304 for the six months ended June 30, 2022; net cash used by financing activities was $38,582 for the six months ended June 30, 2021. The change was caused by proceeds from issuance of preferred stock in 2022, and increased payments to debt holders.

During the six months ended June 30, 2022, the Company operated at a positive cash flow from operations of approximately $190,000 per month however our auditors have raised a going concern in their audit report published with our 10K for 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources or change our financial condition.

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

It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases may heighten the competition for oil and gas prospects, increase the costs of exploration and development, and because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $62,079,296 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PETROLIA ENERGY CORPORATION

March 2, 2023	By:	/s/ Mark M Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive)

March 2, 2023	By:	/s/ Heather M Monk
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

