Form 10-Q
period 2022-09-30
Petrolia Energy Corp
filed 2023-03-20
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

(832-723-1266)

(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of March 20, 2023.

PART I: Financial Information

Item 1. Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,619,253	$14,058
Accounts receivable	363	5,942
Other current assets	6,397	5,641
Total current assets	1,626,013	25,641

Property & equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	6,609,918	6,797,025
Furniture, equipment & software	155,293	155,293
Less accumulated depreciation and depletion	(730,320)	(603,135)
Net property and equipment	6,034,891	6,349,183

Other assets
Operating lease right-of-use asset	4,715	12,821
Other assets	1,293,503	1,450,841

Total Assets	$8,959,122	$7,838,486

LIABILITIES & STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$2,776,678	$320,088
Accounts payable – related parties	7,181	57,363
Operating lease liability – current	4,987	13,909
Accrued liabilities	1,575,117	1,149,012
Accrued liabilities – related parties	930,084	862,158
Notes payable, current portion	3,208,887	3,438,162
Notes payable – related parties, current portion	774,560	779,373
Total current liabilities	9,277,494	6,620,065

Asset retirement obligations	2,290,757	2,257,027
Derivative liability	741	22,554
Total Liabilities	$11,568,992	$8,899,646

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Preferred Series B stock, no par value; 3 shares authorized; 3 and 0 shares issued and outstanding	152,397	152,397
Preferred Series C stock, $0.10 par value, 11,000 shares authorized, 11,000 and 8,500 shares issued and outstanding	1,100	850
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 176,988,322 shares issued and outstanding	176,988	176,988
Additional paid in capital	60,243,573	60,216,722
Accumulated other comprehensive income	(342,396)	(269,155)
Accumulated deficit	(62,841,731)	(61,339,161)
Total Stockholders’ Deficit	(2,609,870)	(1,061,160)
Total Liabilities and Stockholders’ Deficit	$8,959,122	$7,838,486

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Oil and gas sales
Oil and gas sales	$2,158,110	$1,723,706	$5,132,360	$4,054,313
Total Revenue	2,158,110	1,723,706	5,132,360	4,054,313

Operating expenses
Lease operating expense	2,455,765	1,578,290	5,354,001	3,726,759
Production tax	—	1	438	1,164
General and administrative expenses	192,886	154,554	490,489	676,510
Depreciation, depletion and amortization	53,755	142,456	166,953	578,880
Asset retirement obligation accretion	43,895	93,787	129,793	275,511
Total operating expenses	2,746,301	1,969,088	6,141,674	5,258,824

Loss from operations	(588,191)	(245,382)	(1,009,314)	(1,204,511)

Other income (expenses)
Interest expense	(131,703)	(148,576)	(379,720)	(478,526)
Other income (expense)	—	56,680	5,521	56,680
Change in fair value of derivative liabilities	4,474	264,794	21,813	160,189
Total other income (expenses)	(127,229)	172,898	(352,386)	(261,657)
Net loss before taxes	(715,420)	(72,484)	(1,361,700)	(1,466,168)

Series A Preferred Dividends	(44,797)	(44,825)	(134,392)	(134,393)
Series C Preferred Dividends	(2,218)	—	(6,478)	—

Net Loss Attributable to Common Stockholders	(762,435)	(117,309)	(1,502,570)	(1,600,561)

Loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic & diluted	176,988,322	176,988,322	176,988,322	174,910,384

Other comprehensive income, net of tax
Foreign currency translation adjustments	(40,339)	48,814	(73,241)	11,409
Comprehensive income (loss)	$(802,774)	$(68,495)	$(1,575,811)	$(1,589,152)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2020	199,100	$199	—	$—	—	$—	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock based compensation	—	—	—	—	—	—	—	—	57,047	—	—	—	57,047
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(134,393)	(134,393)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	17,338	—	—	—	17,338
Common shares issued for conversion of debt	—	—	—	—	—	—	2,700,000	2,700	86,400	—	—	—	89,100
Common shares issued for settlement of related party fee	—	—	—	—	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for settlement of loans	—	—	—	—	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	11,409	—	11,409
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,466,168)	(1,466,168)
Balance at September 30, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,119,924	$—	$(255,023)	$(64,688,657)	$(4,646,569)

Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(134,392)	(134,392)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(6,478)	(6,478)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	2,101	—	—	—	2,101
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(73,241)	—	(73,241)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,361,700)	(1,361,700)

Balance at September 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,243,573	$—	$(342,396)	$(62,841,731)	$(2,609,870)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash Flows from Operating Activities
Net gain (loss)	$(1,361,700)	$(1,466,168)
Adjustment to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	166,953	578,880
Asset retirement obligation accretion	129,793	275,511
Operating lease	(816)	(2,791)
Amortization of debt discount	41,572	170,507
Change in fair value of derivative liabilities	(21,813)	(160,189)
Stock-based compensation expense	—	57,047
Warrants issued as financing fees	2,101	17,338
Forgiveness of PPP loan	—	(56,680)
Changes in operating assets and liabilities
Accounts receivable	5,565	(801)
Other current assets	(756)	24,779
Other assets	48,422	—
Accounts payable	2,482,829	1,029,530
Accounts payable – related parties	(1,407)	(787,837)
Accrued liabilities	230,870	(3,048)
Accrued liabilities – related parties	130,417	320,342
Net cash flows from operating activities	1,852,030	(3,580)

Cash Flows from Investing Activities
Cash flows from investing activities	—	—

Cash Flows from Financing Activities
Repayments on notes payable	(266,826)	(116,935)
Repayments on related party notes payable	(4,813)	—
Series C preferred stock	25,000	—
Cash flows from financing activities	(246,639)	(116,935)

Changes in foreign exchange rate	(196)	(76)

Net change in cash	1,605,195	(120,591)
Cash at beginning of period	14,058	155,045
Cash at end of period	$1,619,253	$34,454

SUPPLEMENTAL DISCLOSURES

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
SUPPLEMENTAL DISCLOSURES
Interest paid	$115,861	$239,389
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	134,392	134,393
Series C preferred dividends accrued	6,478	—
Conversion of related party debt and payables	—	527,520
Modification of related party debt	—	181,250
Capitalized interest payable	—	204,488
Settlement of notes payable related party for common shares	—	135,000
Utikuma acquisition – extra cost triggered by WTI	—	787,250

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2022, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2022, and December 31,2021.

September 30, 2022	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	741	741
ARO liabilities	—	—	2,290,757	2,290,757

December 31, 2021
Derivative liabilities	—	—	22,554	22,554
ARO liabilities	—	—	2,257,027	2,257,027

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

If additional financing is not available when needed, the company may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework its existing wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing oilfield infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure while minimizing associated lease operating expenses.

The Company is also actively working to resolve its ongoing litigation in both the U.S. and Canada. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. No adjustments to the financial statements have been made to account for this uncertainty.

NOTE 4. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2020	$4,314,805	$4,304,622	$8,619,427
Additions	787,250	—	787,250
Dispositions	(2,563,434)	—	(2,563,434)
Foreign currency translation	(46,218)	—	(46,218)
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025
Foreign currency translations	(187,107)	—	(187,107)
As of September 30, 2022	$2,305,296	$4,304,622	$6,609,918

Accumulated depletion
As of December 31, 2020	$2,631,749	$61,551	$2,693,300
Dispositions	(2,629,672)	—	(2,629,672)
Depletion	378,306	—	378,306
Foreign currency translation	7,026	—	7,026
As of December 31, 2021	$387,409	$61,551	$448,960
Depletion	165,835	—	165,835
Foreign currency translation	(39,768)	—	(39,768)
As of September 30, 2022	$513,476	$61,551	$575,027

Net book value as of December 31, 2021	$2,104,994	$4,243,071	$6,348,065
Net book value as of September 30, 2022	$1,791,820	$4,243,071	$6,034,891

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

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the CEO of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CND), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CND). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CND) (for a cumulative contingent total of $1,000,000). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($557,199 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($357,937 USD) remain in the other current asset balance for future payments from BSR, related to the acquisition.

On July 27, 2020, the Company entered into a settlement agreement pursuant to which nine leases totaling approximately 3,800 acres of the 4,880-acre Twin Lakes San Andres Unit were forfeited as a part of the settlement agreement. Consequently, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the Trustee. The company accounted for the forfeiture of the TLSAU properties, in accordance with Reg S-W.T.Rule 4-10(c)(6). Accordingly, an analysis of multi-period reserve reports was performed to determine the percentage of the cumulative US full cost pool’s reserves that were forfeited (56% or 943,820). Then that percentage was multiplied by the period end net property balance of $10,175,456. This resulted in a write down of $5,648,994 ($10,175,456 * 56%) of the US cost pool, which was recorded as part of operating expenses for the year ended December 31, 2020. Note that both TLSAU and SUDS make up the US full cost pool.

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

NOTE 5. LEASES

Our adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and subsequent Accounting Standards Updates related to Topic 842, requires us to recognize substantially all leases on the balance sheet as a Right of Use asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of September 30, 2022, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	September 30, 2022	December 31, 2021

Right-of-use assets	Other long-term assets	4,715	12,821
Current lease liabilities	Other current liabilities	4,987	13,909
Non-current lease liabilities	Other long-term liabilities	—	—

As of September 30, 2022, the maturities of our lease liability are as follows:

2022	$4,987
Less: Imputed interest	(272)
Present value of lease liabilities	$4,715

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s notes payable (i):

	Interest rate	Date of maturity	September 30, 2022	December 31, 2021
Truck loan (ii)	5.49%	January 20, 2022	$—	$4,021
Credit note IV (iii)	10%	June 30, 2021	564,562	831,387
Discount on credit note IV			(55,430)	(97,001)
Credit note V(iv)	10%	December 31, 2022	2,085,432	2,085,432
Lee Lytton		On demand	3,500	3,500
Credit note VI (v)	10%	December 31, 2021	266,900	416,900
Credit note VII (vi)	10%	December 31, 2021	150,000	—
Quinten Beasley	10%	October 14, 2016	5,000	5,000
Jovian Petroleum Corporation (vii)	3.5%	December 31, 2021	178,923	178,923
M. Horowitz	10%	October 14, 2016	10,000	10,000
			$3,208,887	$3,438,162

(i)	All notes are current liabilities (due within one year or less from September 30, 2022.)

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 are due monthly. The note was paid off in January of 2022.

(iii)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matures on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then in May of 2020 they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 of common stock, at an exercise price of $0.05 per share, which expired on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,619.14. The maturity date of the loan was extended to June 30, 2021.

(iv)	On May 9, 2018, Bow entered into an Amended and Restated Loan Agreement with a third party. The Loan Agreement increased by $800,000 the amount of a previous loan agreement entered into between Bow and the Lender, to $1,530,000. The amount owed under the Loan Agreement accrues interest at the rate of 12% per annum (19% upon the occurrence of an event of default) and is due and payable on May 11, 2021, provided that the amount owed can be prepaid prior to maturity, beginning 60 days after the date of the Loan Agreement, provided that the Company gives the Lender 10 days’ notice of our intent to repay and pays the Lender the interest which would have been due through the maturity date at the time of repayment. The Loan Agreement contains standard and customary events of default, including cross defaults under other indebtedness obligations of us and Bow, and the occurrence of any event which would have a material adverse effect on us or Bow. The Company is required to make principal payments of $10,000 per month from January through September 2019 with the remaining balance of $710,000 due at maturity on May 11, 2021. The additional $800,000 borrowed in connection with the entry into the Loan Agreement was used by the Company to acquire a 25% working interest in approximately 41,526 acres located in the Luseland, Hearts Hill, and Cuthbert fields, located in Southwest Saskatchewan and Eastern Alberta, Canada (collectively, the “Canadian Properties” and the “Working Interest”). Upon the disposition of Bow, a total of $730,000 of the obligations owed under the Loan Agreement were transferred to Blue Sky Resources Ltd. (“Blue Sky”).

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

On December 1, 2021, the Company signed an amended loan agreement with a third party for $2,085,432, which combined all notes described above and accrued interest on those amounts. The loan bears interest at 10% per annum and has maturity date of December 31, 2022. The note holds a security interest against the 25% Working Interest in the Cona assets and a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. On January 1, 2022, this note was assigned to Blue Sky Resources.

(v)	Various shareholder advances provided by a lender during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned by the holder to Blue Sky Resources, as reflected in Credit note VII.

(vi)	On February 3, 2022, $150,000 of Credit Note VI was assigned by the holder to Blue Sky Resources

(vii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC was extended until December 31, 2021. As of September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section. Also, see Note 13. Subsequent Events regarding the dispute of this value.

The following is a schedule of future minimum repayments of notes payable as of September 30, 2022:

2022	$3,264,317
Thereafter	—
$3,264,317

NOTE 7. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

	Interest rate	Date of maturity	September 30, 2022	December 31, 2021
Ivar Siem (i)	9%	December 31, 2021	278,435	278,435
Mark M. Allen (ii)	9%	August 15, 2021	55,000	55,000
Mark M. Allen (iii)	12%	June 30, 2020	200,000	200,000
Mark M. Allen (iv)	9%	September 30, 2021	241,125	245,938
			$774,560	$779,373

(i)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the note holder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on March 1, 2022. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on December 21, 2021.

(ii)	On April 15, 2020, the Company entered into an agreement, with Mark M. Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matured on August 15, 2021.

(iii)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark M. Allen. The note bears interest at an interest rate of 12% per annum and matured on June 30, 2020. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(iv)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark M. Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark M. Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on June 30, 2021.

The following is a schedule of future minimum repayments of related party notes payable as of September 30, 2022:

2022	$774,560
Thereafter	—
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

A summary of the activity of the derivative liabilities is shown below:

As of December 31, 2021	22,554
Additions	—
Fair value adjustment	(21,813)
As of September 30, 2022	$741

Derivative liability classified warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

September 30, 2022
Risk-free interest rate	3.33%
Expected life	0.25 years
Expected dividend rate	0%
Expected volatility	269%

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

For the purpose of determining the fair value of AROs incurred during the years presented, the Company used the following assumptions:

September 30, 2022
Inflation rate	1.92 - 2.15%
Estimated asset life	12-21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2020	$2,711,909	$912,224	$3,624,133
Plugging liability at Twin Lakes	—	132,000	132,000
Accretion expense	290,367	26,506	316,873
Disposition	(1,824,339)	—	(1,824,339)
Foreign currency translation	8,360	—	8,360
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027
Accretion expense	108,751	21,403	129,793
Foreign currency translation	(96,064)	—	(96,064)
Asset retirement obligations, September 30, 2022	$1,198,984	$1,091,773	$2,290,757

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $134,392 were declared for the nine months ended September 30, 2022, and $134,393 for the nine months ended September 30, 2021.

The holders of Series B Preferred Stock do not accrue dividends and have no conversion rights. For so long as any shares of Series B Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of the Company and upon any action taken by stockholders of the Company with or without a meeting) equal to sixty percent (60%) of the total vote. No shares of Series B Preferred Stock held by any person who is not then a member of the Board of Directors of the Company shall have any voting rights.

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

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $6,478 and $0 were declared for the nine months ended September 30, 2022, and September 30, 2021, respectively.

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

On March 30, 2021, Mark M. Allen converted $30,000 of unpaid contract wages from early 2020 into 333,333 common shares of common stock. A conversion price of $0.09 per share was used to determine the number of shares.

On March 30, 2021, Mark M. Allen converted a defaulted secured loan of $135,000 and $9,888 of accrued interest as well as $135,000 of guaranteed return that was due on December 15, 2019. The conversion consisted of 5,400,000 shares of common stock and 5,400,000 warrants to purchase common stock. The warrants have a strike price of $0.08 per share and expire in 36 months.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2020	40,764,666	$0.13
Granted	9,400,000	0.09
Expired	(20,464,666)	0.11
Outstanding at December 31, 2021	29,700,000	$0.13
Granted	750,000	0.10
Expired	(5,730,000)	0.11
Outstanding at September 30, 2022	24,720,000	$0.13

As of September 30, 2022, the weighted-average remaining contractual life of warrants outstanding was 1.00 year (December 31, 2021 – 1.71 years).

As of September 30, 2022, the intrinsic value of warrants outstanding is $0.00 (December 31, 2021 - $0.00).

The table below summarizes warrant issuances during the nine months ended September 30, 2022, and year ended December 31, 2021:

	September 30, 2022	December 31, 2021
Warrants granted:
Board of Directors and Advisory Board service	—	3,000,000
Pursuant to financing arrangements	750,000	1,000,000
Pursuant to loan agreements	—	5,400,000
Total	750,000	9,400,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.25%	0.16% to 0.97%
Expected life	3.0 years	2.0 – 3.0 years
Expected dividend rate	0%	0%
Expected volatility	269%	277% to 356%

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

On March 30, 2021, prior President Mark M. Allen was issued 333,333 shares of common stock. A conversion price of $0.09 per share was used to determine the number of shares. These shares were in exchange for Mr. Allen releasing the company of an outstanding consulting fee balance of $30,000. The shares were issued at the price on that date of $0.033. This created a gain of $19,001 that was recorded as additional paid in capital, due to the related party nature of the transaction.

On March 31, 2021, prior President Mark M. Allen was issued 5,400,000 shares of common stock. These shares were in exchange for Mr. Allen releasing the company of an outstanding loan of $135,000 with $9,888 of accrued interest and outstanding guaranteed return on that loan of $135,000. The shares were issued at the price on that date of $0.033. In addition, Mr. Allen was granted warrants to purchase 5,400,000 shares of common stock at $0.08, vesting immediately. The warrants expire in 36 months. The warrants were valued at $200,378 using the Black Scholes method. This created a loss of $98,690 that was recorded as a reduction to additional paid in capital, due to the related party nature of the transaction.

On August 21,2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and a 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CAD on August 31, 2021. The remaining payment schedule was follows: $2,000,000 CAD on the Closing Date (scheduled for September 30, 2021), $1,000,000 CAD on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CAD on December 31, 2021. See Form 8-K reference in Exhibits section. This transaction did not close, and the $200,000 CAD was added to other payables due to Blue Sky Resources in the fourth quarter of 2021.

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

In October and November of 2021, Board Member Leo Womack purchased an aggregate of 2,500 shares of Series C Preferred Stock for cash of $25,000.

On January 31, 2022, Board Member Leo Womack purchased 2,500 more shares of Series C Preferred Stock for cash of $25,000.

NOTE 12. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Nine months ended September 30, 2021
Revenue	$4,042,138	$12,175	$4,054,313
Production costs	(3,670,999)	(56,924)	(3,727,923)
Depreciation, depletion, amortization and accretion	(815,521)	(38,870)	(854,391)
Results of operations from producing activities	$(444,382)	$(83,619)	$(528,001)

Total long-lived assets, September 30, 2021	$1,917,164	$4,249,789	$6,166,953

Nine months ended September 30, 2022
Revenue	$5,126,281	$6,079	$5,132,360
Production costs	(5,198,789)	(155,650)	(5,354,439)
Depreciation, depletion, amortization, and accretion	(274,587)	(22,159)	(296,746)
Results of operations from producing activities	$(347,095)	$(171,730)	$(518,825)

Total long-lived assets, September 30, 2022	$1,791,820	$4,243,071	$6,034,891

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

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward (the “Additional Intervenors”), each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

On March 2, 2023, Dr. Marvin Chasen and Billie Mae Chasen (the “Additional Intervenors”), filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

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

This information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Annual Report.

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

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 (CAD) of that total due initially. The additional $1,000,000 (CAD) was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 (CAD). In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (CAD) (for a cumulative contingent total of $1,000,000 (CAD)). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement ($557,199 USD), necessary for the wells to continue in production after the acquisition. Additional funds ($357,938 USD) remain in the other current asset balance for future payments from BSR, related to the acquisition.

Results of Operations

Revenues

Our oil and gas revenue reported for the nine months ended September 30, 2022 was 5,132,360, an increase of $1,078,047 from the nine months ended September 30, 2021. The increase was due to revenue from the Utikuma field and was offset by the sale of the CONA asset in the third quarter of 2021. Revenues associated with our US properties totaled $6,079.

Operating Expenses

Operating expenses increased by $882,850, to $6,141,674 for the nine-month period ended September 30, 2022, compared to $5,258,824 for the nine months ended September 30, 2021. The operating expense increase was primarily due to increased production at Utikuma Field. Lease operating expense for the nine months ended September 30, 2022 was $5,354,001, compared to $3,726,759 for the nine months ended September 30, 2021. Operating expense was partially reduced by the sale of the CONA asset. Depreciation, depletion and amortization and the accretion of asset retirement obligations were reduced because of the smaller base for these items after the sale of CONA. The reduction in general and administrative costs by $186,021 to $490,489 for the nine months ended September 30, 2022, compared to $676,510 was caused by the decrease in employees and contractor and related overhead expenses.

Other income (expense)

The Company had net other expense of $352,386 for the nine-month period ended September 30, 2022, compared to a net other expense of $261,657 for the nine months ended September 30, 2021. This difference was caused by changes in the fair market value of our derivatives, and a decrease in interest expense.

Foreign exchange loss was $73,241 for the nine-month period ended September 30, 2022, compared to a gain of $11,409 for the nine-month period ended September 30, 2021. The change is from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the nine months ended September 30, 2022, was $1,502,570, compared to a net loss of $1,600,561 for the nine months ended September 30, 2021. The primary reasons for the change was increased production from the Utikuma field, the reduced general and administrative expense, and the change in the fair value of our derivative liabilities.

Liquidity and Capital Resources

The financial condition of the Company has improved slightly throughout the period from December 31, 2021 to September 30, 2022.

As of September 30, 2022, we had total current assets of $1,626,013 and total assets of $8,959,122. Our total current liabilities as of September 30, 2022 were $9,277,494 and our total liabilities as of September 30, 2022 were $11,568,992. We had negative working capital of $7,651,481 as of September 30, 2022.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities are notes payable and notes payable related party of $3,983,447 along with accounts payable and accrued liabilities. Our largest accounts payable balances are with administrative and operations contractors. The largest accrued liabilities are $951,505 of accrued dividends on our preferred stock and $807,985 owed to related parties for board fees and other compensation.

Net cash generated (used) by operating activities was $1,852,030 and $(3,580) for the nine months ended September 30, 2022, and 2021, respectively. The primary cause for the change was a reduction in general and administrative expenses, and the receipt of revenue from oil sales, along with increased payables to the operator.

Net cash from investing activities was $0.00 for the nine months ended September 30, 2022, and the nine months ended September 30, 2021.

Net cash used by financing activities was $246,639 for the nine months ended September 30, 2022; net cash used by financing activities was $116,935 for the nine months ended September 30, 2021. The change was caused by proceeds from issuance of preferred stock in 2022, and increased payments to debt holders.

During the nine months ended September 30, 2022, the Company operated at a positive cash flow from operations of approximately $200,000 per month however our auditors have raised a going concern in their audit report published with our 10K for 2021.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $62,841,731 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305I of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4 Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward (the “Additional Intervenors”), each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

On March 2, 2023, Dr. Marvin Chasen and Billie Mae Chasen (the “Additional Intervenors”), filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

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

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on December 9, 2022 under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2021 under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are currently behind in our SEC filing obligations.

This Form 10-Q filing is being filed past the due date. As of the date of this filing, we are current in filing our quarterly reports on Form 10-Q for the calendar year 2022. Shareholders may have less information to determine the value of our common stock if we fail to timely make filings with the SEC and/or fail to make such filings with the SEC.

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

Recent Sales of Unregistered Securities

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

Purchases of equity securities by the issue and affiliated purchasers

None.

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

PETROLIA ENERGY CORPORATION

March 20, 2023	By:	/s/ Mark M. Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive Officer)

March 20, 2023	By:	/s/ Heather M. Monk
Heather M. Monk
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4–1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019	000-52690
10.01	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.01	09/30/2018	000-52690
10.02	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.02	09/30/2018	000-52690
10.03	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.03	09/30/2018	000-52690
10.04	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.04	06/30/2019	000-52690
10.05	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.05	06/30/2019	000-52690
10.06	Employment Agreement - Mark M. Allen dated September 1, 2020		8-K	10.06	09/01/2020	000-52690
10.07	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.07	06/30/2019	000-52690
10.08	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.08	06/30/2019	000-52690
10.09	Executive Salary Payable Agreement – Mark M. Allen dated March 30, 2021		10-Q	10.09	06/30/2019	000-52690
10.10	Debt to Equity Conversion Agreement – Mark M. Allen dated March 30, 2021		10-Q	10.10	06/30/2019	000-52690
10.11	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.11	06/30/2019	000-52690
10.12	M Allen $120,000 Loan Agreement @ 10% – dated 1/3/20		10-Q	10.12	03/31/2020	000-52690
10.13	M Allen $125,000 Loan Agreement @10% - dated February 14, 2020		10-Q	10.13	03/31/2020	000-52690
10.14	Reinhart $1,000,000 Loan Agreement @ 10% - dated January 6, 2020		10-Q	10.14	03/31/2020	000-52690
10.15	SUDS Consulting Agreement (Funding)– M Allen $62,000 @ 10% - dated 2/29/20		10-Q	10.15	03/31/2020	000-52690
10.16	American Resources Loan Agreement $50,000 – non interest bearing dated 02/28/20		10-Q	10.16	03/31/2020	000-52690
10.17	SUDS Development Funding-Allen $25K		10-Q	10.17	06/30/2020	000-52690
10.18	PPP Loan Agreement-$56K-04/23/20		10-Q	10.18	06/30/2020	000-52690
10.19	Letter Agreement for sale of PCC to BSR for $6.5M, effective 08/31/21		8-K	10.19	09/02/2021	000-52690
10.20	Resignation of Z Khan as CEO effective 09/01/21		8-K	10.20	09/03/2021	000-52690
10.21	Promotion of M Allen from President to CEO effective 09/01/21		8-K	10.21	09/03/2021	000-52690
10.22	Lazy D Ranch Loan Agreement 09/02/20 - $75K		10-Q	10.22	09/30/2021	000-52690
10.23	8-K Lazy D Ranch Settlement (SUDS)		8-K	10.23	11/21/2021	000-52690

10.24	TLSAU Notice of Violation from the New Mexico OCD		8-K	10.24	10/25/2021	000-52690
10.25	Series B Preferred Stock		8-K	10.25	10/25/2021	000-52690
10.26	TLSAU Stipulated Final Order		8-K	10.26	01/14/2022	000-52690
10.27	Settlement with Argonaut Insurance Company		8-K	10.27	01/14/2022	000-52690
10.28	Purchase and Sale Agreement and Debt Settlement with Prospera Energy		8-K	10.28	02/28/2022	000-52690
10.29	Series C Convertible Preferred Stock		8-K	10.29	03/03/2022	000-52690
10.30	Lawsuit against Jovian Petroleum, Zel Khan and Quinten Beasley		8-K	10.30	03/18/2022	000-52690
10.31	Notice of Assignment - Emmett Lescroart loan to Petrolia Canada Corporation		10-Q	10.31	03/31/2021	000-52690
10.32	Amended Loan Agreement – Emmett Lescroart – The Prospera/Cona Assets – dated January 27, 2021		10-Q	10.32	03/31/2021	000-52690
10.33	Amended Loan Agreement – Emmett Lesroart – The Utikuma Asset – dated January 27, 2021		10-Q	10.33	03/31/2021	000-52690
10.34	Amended Loan Agreement – Joel Oppenheim – dated February 12, 2021		10-Q	10.34	03/31/2021	000-52690
10.35	Amended Loan Agreement – Ivar Siem/American Resources/Drillmar – dated January 1, 2021		10-Q	10.35	03/31/2021	000-52690
10.36	Amended Loan Agreement – Mark M. Allen – dated January 1, 2021		10-Q	10.36	03/31/2021	000-52690
10.37	Letter Agreement entered on June 11, 2022, by and between Blue Sky Resources Ltd. an Petrolia Energy Corporation		8-K	10.37	06/24/2022	000-52690
10.38	Update to Lawsuit against Jovian Petroleum, Zel Khan and Quentin Beasley		8-K	10.38	11/08/2022	000-52690
10.39	Update on Pending Litigation Matters		8-K	10.39	02/10/2023	000-52690
10.40	Letter to Shareholders		8-K	10.40	03/15/2023	000-52690
14.1	Code of Ethical Business Conduct		10-Q	14.1	09/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.2	05/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019	000-52690
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019	000-52690
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	02/25/2019	000-52690
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act*	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act*	X
101.INS	Inline XBRL Instance Document**	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document**	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Filed herewith.

** Furnished herewith

