Form 10-K
period 2022-12-31
Petrolia Energy Corp
filed 2023-05-12
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, was approximately $257,964.

As of May 12, 2023, the registrant had 176,988,322 outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

Glossary of Oil and Gas Terms

DEVELOPED ACREAGE. The number of acres that are allocated or assignable to productive wells or wells capable of production.

DISPOSAL WELL. A well employed for the disposal of salt water produced with oil into an underground formation.

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

The potential risks and uncertainties that could cause our actual financial condition, results of operations and future performance to differ materially from those expressed or implied in this report include:

●	The price of crude oil;
●	The amount of production from oil wells in which we have an interest;
●	Lease operating expenses;
●	General economic conditions; and
●	Other factors disclosed in this Report.

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

Please see above the “Glossary of Oil and Gas Terms”, for a list of abbreviations and definitions used throughout this report.

Except where context otherwise requires and for purposes of the Annual Report on Form 10-K only:

●	“Petrolia”, “PEC”, the “Company”, “we”, “us”, “our company” and “our” refer to Petrolia Energy Corporation, and its consolidated subsidiaries;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined on the Internet at http://www.sec.gov.

PEC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (including related exhibits and supplemental schedules) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (as amended) are made available, free of charge, through PEC’s website, as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (SEC). PEC’s website address is www.petroliaenergy.com. Information on our website is not incorporated by reference into and does not constitute a part of this report.

ITEM 1. BUSINESS.

General

We were incorporated in Colorado in 2002. In 2015, the Company became active in the exploration and production of oil and gas properties. In 2016 the Company formally changed its name to Petrolia Energy Corporation and redomiciled from Colorado to Texas.

Petrolia Energy Corporation explores for, develops, and produces crude oil, natural gas liquids (NGLs) and natural gas in producing basins in the United States of America and Canada. PEC’s principal oil and gas assets are further described in “Plan of Operation” below.

As of December 31, 2022, PEC’s total estimated net proved reserves were 1,065 thousand barrels of oil equivalent (MBoe), of which approximately 1,060 thousand barrels (MBbl) were crude oil and condensate reserves and approximately 29 million cubic feet (MMcf), or 5 MBoe, were natural gas reserves.

As of December 31, 2022, approximately 32% of PEC’s net proved reserves, on a crude oil equivalent basis, were located in the United States of America, and approximately 68% were located in Canada. Crude oil equivalent volumes are determined using a ratio of 1.0 barrel of crude oil and condensate to 6.0 thousand cubic feet (Mcf) of natural gas.

PEC’s operations are crude oil and natural gas exploration and production related. For information regarding the risks associated with PEC’s oil and gas operations, See ITEM 1A, Risk Factors.

Plan of Operation

Since 2015, PEC has established a clearly defined strategy to acquire, enhance and redevelop high-quality oil and gas assets. The Company has been focusing on assets in the United States and Canada while actively pursuing our strategy to offer low-cost operational solutions in established oil and gas regions. We believe our mix of oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for growth. Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations, is integral in the implementation of PEC’s strategy.

With respect to information on PEC’s working interest in wells or acreage, “net” oil and gas wells or acreage are determined by multiplying “gross” oil and gas wells or acreage by PEC’s working interest in the wells or acreage.

Slick Unit Dutcher Sand (“SUDS”) Field

The Slick Unit Dutcher Sand (SUDS) field is located in Creek County, Oklahoma. Petrolia owns a 100% working interest (WI) with an approximately 76.5% net revenue interest (NRI) in the 2,530 acre field. The SUDS West unit is approximately 1,670 acres and the SUDS East unit is approximately 860 acres.

As of December 31, 2022, SUDS total estimated net proved reserves were approximately 346 thousand barrels of oil equivalent (MBoe) and total estimated net probable reserves were approximately 153 thousand barrels of oil equivalent (MBoe).

On January 13, 2023, the Company received an Incident and Complaint Investigation Report issued by the Oklahoma Corporation Commission (OCC) due to a mineral owner complaint. The OCC issued a plug or produce order for SUDS West unit and SUDS East unit. The Company has received two extensions of time and is working with the OCC to implement a production plan to bring both units into compliance.

The SUDS field is currently shut-in while the Company completes a review of the land and lease records currently being conducted by a petroleum landman. PEC has also initiated a detailed reservoir and historical waterflood sweeping pattern analysis. The Company is awaiting the outcome of an integrated review of the SUDS subsurface geology. PEC is finalizing a SUDS capital budget with the intent to commence further field development in the third quarter of 2023.

Twin Lakes San Andres Unit (“TLSAU”) Field

The Twin Lakes San Andres Unit (TLSAU) field is located in Chaves County, New Mexico. As of December 31, 2022, it was determined that PEC does not own any TLSAU leases, and therefore has no reserves.

It is estimated that PEC has 29 wells that need to be plugged and abandoned, plus surface remediated. The estimated cost of the TLSAU well plugging and abandonment, and surface remediation obligations are approximately $1.2 million.

As previously reported, the majority of the TLSAU leases were terminated through the Stipulated Declaratory Judgement dated July 27, 2020 in the litigation between Moon Company, Trustee of the O’Brien Mineral Trust (Plaintiff) vs. Petrolia Energy Corporation (Defendant). Additional lease acreage was lost through the Stephanie Garcia Richard, Commissioner of Public Lands of the State of New Mexico (Plaintiff) vs. Oxy USA WTP, LP; Petrolia Energy Corp.; and Blue Sky NM Inc. (Defendants) litigation (Case No. D-101-CV-2021-00462).

As previously reported, the Twin Lakes San Andres Unit was terminated by the State of New Mexico Commissioner of Public Lands on August 28, 2019.

Askarii Resources, LLC

Effective February 1, 2016, the Company acquired 100% of the issued and outstanding interests of Askarii Resources LLC, a private Texas based oil and gas service company for the aggregate value of $50,000. The Company does not intend to further invest in the Askarii Resources, LLC acquisition.

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

On February 16, 2022, Petrolia Canada Corporation (PCC), a wholly-owned subsidiary of Petrolia Energy Corporation (PEC), entered into a Purchase and Sale Agreement (PSA) and Debt Settlement Agreement (DSA) with Prospera Energy, Inc. whereby PCC sold its 28% working interest in the Luseland, Hearts Hill and Cuthbert fields. The agreements were effective as of October 1, 2021.

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

Blue Sky Resources acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 CAD, with $1,000,000 CAD of that total due initially. The additional $1,000,000 CAD was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250 USD, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement $763,754 CAD ($563,904 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($362,245 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

As of December 31, 2022, Utikuma total estimated net proved reserves were approximately 719 thousand barrels of oil equivalent (MBoe) and total estimated net probable reserves were approximately 177 thousand barrels of oil equivalent (MBoe).

On May 5, 2023, the Company was notified by Blue Sky Resources (BSR), the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our Utikuma oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred major damage.

The following table shows our productive wells, developed acreage, and undeveloped acreage as of December 31, 2022, for the Oklahoma and Alberta properties:

State/Province	Productive Wells		Developed Acreage		Undeveloped Acreage (1)
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	24	24	2,530	2,530	0	0

Alberta	55	28	28,000	14,000	0	0

(1)	Undeveloped acreage includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

Proved Reserves

Below is a table that provides historical average sales price per barrel and average production cost per barrel by geographical location and by year, for the last three (3) fiscal years.

	Average Sales Price (per Bbls) ($)	Average Production Cost (per Bbls) ($)	Oil Production (Bbls)
Oklahoma
2020	38.18	319.75	810
2021	47.31	173.43	341
2022	70.69	324.58	86
New Mexico (1)
2020	33.31	94.16	309
2021	(1)	(1)	(1)
2022	(1)	(1)	(1)
Alberta / Saskatchewan
2020	30.42	35.92	94,016
2021	57.72	47.60	97,084
2022	85.16	76.73	80,333

(1)	Note that in 2022 and 2021 no sales or production occurred for the New Mexico properties. The Twin Lakes San Andres Unit was terminated by the State of New Mexico Commissioner of Public Lands on August 28, 2019.

Below are estimates of our cumulative net proved reserves of all fields, as of December 31, 2022, net to our interest. Our proved reserves are located in Oklahoma and Canada.

Estimates of volumes of proved reserves at December 31, 2022 are presented in barrels (Bbls) for oil and, for natural gas, in thousands of cubic feet (Mcf) at the official temperature and pressure bases of the areas in which the gas reserves are located.

	Oil (Bbls)	Gas (Mcf)
Proved:
Developed
USA	324,490	—
Canada	714,460	20,020
Undeveloped
USA	21,360	—
Canada	—	9,260
Total	1,060,310	29,280

●	Bbl refers to one barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.
●	Mcf refers to one thousand cubic feet.

Below are estimates of our present value of estimated future net revenues from our proved reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is based upon benchmark prices that reflect the unweighted arithmetic average of the first day-of-the-month price for oil and gas during the twelve-month period ended December 31, 2022. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

Future cash inflows	$95,454,352
Deductions (including estimated taxes)	$(51,841,258)
Future net cash flow	$43,613,094
Discounted future net cash flow	$22,831,094

MKM Engineering prepared the estimates of our proved reserves, future production, and income attributable to our leasehold interests in the United States and Canada as of December 31, 2022. Michele Mudrone was the technical person primarily responsible for overseeing the preparation of the reserve report. Ms. Mudrone has more than 27 years of practical experience in the estimation and evaluation of petroleum reserves. MKM Engineering is an independent petroleum engineering firm that provides petroleum consulting services to the oil and gas industry. The estimates of drilled reserves, future production, and income attributable to certain leasehold and royalty interests are based on technical analysis conducted by engineers employed at MKM Engineering.

It should be noted that as of December 31, 2022, all reserves were written off for the TLSAU assets, because it was determined that all TLSAU leases had been terminated or expired.

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

Proved reserves were estimated by performance methods, the volumetric method, analogy, or a combination of methods utilizing present economic conditions and limited to those proved reserves economically recoverable. The performance methods include decline curve analysis that utilize extrapolations of historical production and pressure data available through December 31, 2022, in those cases where such data was considered to be definitive.

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

Competition and Marketing

We will be faced with strong competition from many other companies and individuals engaged in the oil and gas business. Many are very large, well-established energy companies with substantial capabilities and established earnings records. We may be at a competitive disadvantage in acquiring oil and gas prospects since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are many companies and individuals in the oil and gas business.

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

The market for oil and gas is dependent upon several factors beyond our control, which at times cannot be accurately predicted. These factors include the proximity of wells to natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted that would impose price controls or additional taxes upon crude oil or natural gas, or both. Oversupplies of crude oil and natural gas can be expected to recur from time to time and may result in the producing wells being shut in.

Employees

As of December 31, 2022, the Company has zero full-time employees and zero part-time employees, and two contractors. As of May 12, 2023, the Company has zero full-time employees and zero part-time employees, and two contractors.

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

Capital Requirements

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financing may impose restrictions on our right to declare dividends or on the way we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Commodity Prices

The price we receive for our oil directly affects our revenues, profitability, access to capital and future rate of growth. Oil is a commodity that is subject to wide price fluctuations in response to changes in supply and demand. Lower prices for our oil may not only decrease our revenues but may also reduce the amount of oil that we can produce economically. Historically, the markets for oil have been somewhat volatile and may continue to be volatile in the future. The prices we receive for our production and the volume of our production depend on numerous factors beyond our control. These factors include the following: changes in global supply and demand for oil, the actions of OPEC, the price and quantity of imports of foreign oil, acts of war, inflation rates, economic growth, terrorism or political instability in oil producing countries and economic conditions.

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

Reserve Categories

Our undeveloped proved reserves and developed non-producing proved reserves require additional investment and/or activities to convert these into producing reserves. We cannot provide assurance these expenditures will be made and that activities will be entirely successful in converting these reserves. Furthermore, there can be no assurance that all our undeveloped and developed non-producing reserves will ultimately be produced during the time periods we have planned, at the costs we have budgeted, or at all, which could result in the write-off of previously recognized reserves.

Reserve Replacement

Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful exploration, development or acquisition activities, our proved reserves and production will decline over time. Our exploration, development and acquisition activities require substantial capital expenditure. The capital markets we have historically accessed may be constrained. Limitations in the capital markets may affect our ability to grow and changes in our capitalization structure may significantly affect our financial risk profile. Furthermore, we cannot be certain that financing for future capital expenditures will be available if needed, and to the extent required, on acceptable terms.

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

Asset Retirement Obligations:

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

Our oil exploration and production activities, including well stimulation and completion activities which include, among other things, hydraulic fracturing, involve a variety of operating risks, including fires, explosions, blow-outs and surface craters, uncontrollable flows of oil and formation water, etc. If we experience any of these problems, well bores, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses because of injury or loss of life, damage to and destruction of property, natural resources and equipment, pollution, and other environmental damage.

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

In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following: the difficulty of integrating acquired products, services or operations; the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies; difficulties in maintaining uniform standards, controls, procedures and policies; the potential impairment of relationships with employees and customers as a result of any integration of new management personnel; the potential inability or failure to achieve additional sales; the effect of any government regulations which relate to the business acquired; potential unknown liabilities associated with acquired businesses or product lines, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and potential expenses under the labor, environmental and other laws of various jurisdictions.

Capital Deployment Risk

Exploring for and developing hydrocarbon reserves involves a high degree of operational and financial risk, which prevents us from definitively predicting the costs involved and time required to reach certain objectives. The budgeted costs of planning, drilling, completing, and operating wells are often exceeded, and such costs can increase significantly due to various complications that may arise during the drilling and operating processes. Before a well is spud, we may incur significant geological and geophysical costs, which are incurred whether a well eventually produces commercial quantities of hydrocarbons or is drilled at all. Exploration wells bear a much greater risk of loss than development wells. The analogies we draw from available data from other wells, more fully explored locations or producing fields may not be applicable to our drilling locations. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our operations as proposed and could be forced to modify our drilling plans accordingly.

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

Economic Uncertainty

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

Inflation

Our industry and the broader US economy have experienced higher than expected inflationary pressures recently, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist in our business, the results of operations and cash flows could be materially and adversely affected. Recent years have seen significant increases in the costs of certain services and materials, including steel, rig rates and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors, with supply and demand fundamentals being further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. While the Company is cautiously optimistic that such costs have plateaued and will hold at current levels as we have not seen significant cost increases thus far in 2023, supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Climate Change

Local, state, federal and international regulatory bodies have been increasingly focused on Greenhouse Gas (GHG) emissions and climate change issues in recent years.  The U.S. Congress has, from time to time, proposed legislation for imposing restrictions or requiring fees or carbon taxes for GHG emissions. Some governing agencies impose a methane emissions charge on certain oil and gas facilities, including onshore and offshore petroleum and natural gas production facilities, that exceed certain emissions thresholds.  The charges will be levied annually based on emissions reported under the U.S. Environmental Protection Agency (EPA) GHG reporting program.  The EPA is expected to publish regulations specific to the calculation of such annual charges. PEC does not currently expect such annual methane emissions charges to have a material impact on its financial condition, results of operations, capital expenditures or operations. In addition to the EPA’s rule requiring annual reporting of GHG emissions from covered facilities, the EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act.

Cash Management

Our cash flows from operations and access to capital are subject to a number of variables, including: our estimated proved oil and natural gas reserves; the amount of oil and natural gas we produce from existing wells; the prices at which we sell our production; the costs of developing and producing our oil and natural gas reserves; our ability to acquire, locate and produce new reserves; the ability and willingness of banks to lend to us; and our ability to access the equity and debt capital markets. In addition, future events, such as terrorist attacks, wars or combat peace-keeping missions, financial market disruptions, general economic recessions, inflation, oil and natural gas industry recessions, large company bankruptcies, accounting scandals and disruptions in the financial and capital markets have caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

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

Non-operated Assets

Some of the properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Additionally, a third-party operator could also decide to shut-in or curtail production from wells or plug and abandon marginal wells. These limitations and our dependence on the operator and third-party working interest owners for these projects could cause us to incur unexpected future costs, lower production and materially and adversely affect our financial condition and results of operations.

Unfavorable Currency Exchange

The reporting currency for our financial statements is the U.S. dollar. However, certain of our subsidiaries are located in countries other than the U.S. and have functional currencies other than the U.S. dollar. The assets, liabilities, revenues and expenses of these foreign subsidiaries are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements.

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

Future Regulations

Our operations and facilities are subject to extensive federal, state, province and local laws and regulations relating to the exploration, development, production and transportation of oil and natural gas and operational safety. Future laws or regulations, any adverse change in the interpretation of existing laws and regulations or our failure to comply with such legal requirements may harm our business, results of operations and financial condition.

Employee Retention

To a large extent, we depend on the services of our senior management. The loss of the services of any of our senior management could have a negative impact on our operations. We do not maintain or plan to obtain for the benefit of the Company any insurance against the loss of any of these individuals.

Equity Dilution

Our board of directors may use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control, because the shares may be issued to parties or entities committed to supporting existing management.

Illiquid and Volatile Equity Environment

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. As such, there is no public market for our common stock. The Company is taking steps to become current in its filings with the Securities and Exchange Commission and upon becoming current in its filings with the Securities and Exchange Commission, it plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol. There can be no assurance that FINRA will approve the Form 15c2-11 or that the Company’s common stock will be publicly quoted again. In the event our common stock is publicly traded in the future, variables that could affect our future stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;
●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income, and cash flows, or those of companies that are perceived to be similar to us;
●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts.
●	public reaction to our press releases, announcements, and filings with the SEC;
●	sales of our common stock by us or other shareholders, or the perception that such sales may occur;
●	the limited amount of our freely tradable common stock available in the public marketplace;
●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
●	the realization of any of the risk factors presented in this Annual Report;
●	the recruitment or departure of key personnel;
●	commencement of, or involvement in, litigation;
●	the prices of oil and natural gas;
●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
●	changes in market valuations of companies similar to ours; and
●	domestic and international economic, legal and regulatory factors unrelated to our performance.

If and when our stock trades again, of which there is no assurance, our future stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the future trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the historical limited volume of our shares which trade, we believe that our future stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise extreme caution before making any future investment in our Company.

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

Administrative Proceedings; Lack of Public Market for Common Stock

File No. 3-20724 was filed by the SEC seeking to revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act. The Company has filed a response to the SEC’s motion, but there is no assurance that the Company will be successful, and that the registration of the Company’s securities will not be revoked. There can be no assurance that FINRA will approve the Form 15c2-11 or that the Company’s common stock will be publicly quoted again. In the event our common stock is not publicly quoted in the future, shareholders will be forced to hold their shares indefinitely, and our securities may have no value.

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

Unanticipated problems at, or downtime effecting, our facilities and those operated by third parties on which we rely, could have a material adverse effect on our results of operations.

The occurrence of significant unforeseen conditions or events in connection with the operation or maintenance of our facilities, such as the need to refurbish such facilities, complete capital projects at such facilities, shortages of workers or materials, adverse weather, including, but not limited to lightning strikes, floods, hurricanes, tornadoes and earthquakes, equipment failures, fires, explosions, oil or other leaks, damage to or destruction of property and equipment associated therewith, environmental releases and/or damage, government regulation changes affecting the use of such facilities, terrorist attacks, mechanical or physical failures of equipment, acts of God, or other conditions or events, could prevent us from operating our facilities, or prevent such third parties from operating their facilities, or could force us or such third parties to shut such facilities down for repairs, maintenance, refurbishment or upgrades for a significant period of time.

For example, on May 5, 2023, the Company was notified by BSR, the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred major damage.

While the Company believes that it maintains adequate insurance coverage in connection with its facilities, insurance may not cover all damages/losses, and/or such coverages may not apply to specific damages/losses.

In the event any of our facilities or those of third parties on which we rely are offline for an extended period of time (including, but to limited to our Utikuma facilities), it could have a material adverse effect on our results of operations and consequently the price of our securities. Furthermore, any material damage/loss at any facility not covered by insurance may have a material adverse effect on our results of operations and consequently the price of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to the Company as a “smaller reporting”/”non-accelerated filer”.

ITEM 2. PROPERTIES.

Our principal office is located at 710 N. Post Oak Rd., Suite 400, Houston, Texas 77024.

On December 31, 2020, we entered into an executive office sharing agreement which allows the Company to use approximately 800 square feet of work space, on an as needed basis. The space costs $100 per month and is contracted on a month-to-month basis. The contract is still in effect.

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

On January 28, 2022, the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934 to suspend for a period not exceeding twelve months or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Division of Enforcement at the Securities and Exchange Commission (the “Division”) filed a Motion for Summary Disposition in this matter and the Company filed a Response to the Motion for Summary Disposition in April 2022. On May 5, 2022, the Division filed its Response in Support of its Motion for Summary Disposition. On April 18, 2023, the Company was ordered to submit a brief by May 16, 2023, regarding the Company’s remedial efforts since these proceedings were instituted. Among other things, the Company is asked to address “the extent of the issuer’s efforts to remedy its past violations and ensure future compliance” and “the credibility of its assurances, if any, against further violations.” In addition, the Company is asked to explain why it failed to comply with its proposed schedule and its representation that it would “immediately acquiesce” to revocation of its registration if it failed to do so. The Company plans to submit such brief by May 16, 2023.

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

Beasley is seeking repayment of the outstanding balance of $5,000 plus accrued interest ($4,710) allegedly owed to him by the Company in connection with a promissory note entered into with the Company on July 14, 2016.

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

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward (the “First Additional Intervenors”), each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

On March 2, 2023, Dr. Marvin Chasen and Billie Mae Chasen (the “Second Additional Intervenors”, and together with the First Additional Intervenor), filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

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

On January 31, 2023, Petrolia Canada Corporation filed a Statement of Claim in the Calgary Court of King’s Bench of Alberta naming Blue Sky Resources, Ltd. as a defendant in a lawsuit. On March 24, 2023, Blue Sky Resources, Ltd. filed a Statement of Defense and Counterclaim in the Calgary Court of King’s Bench of Alberta. The Court File Number is 2301-01310.

On April 20, 2023, Petrolia Canada Corporation filed a Statement of Defense to Counterclaim, Reply to Defense, and Amended Statement of Claim, adding Zel Khan and Quinten Beasley as defendants in the Court File Number 2301-01310 matter filed in the Calgary Court of King’s Bench of Alberta.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. The Company is taking steps to become current in its filings with the Securities and Exchange Commission and upon becoming current in its filings with the Securities and Exchange Commission, it plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol. There can be no assurance that FINRA will approve the Form 15c2-11 or that the Company’s common stock will be publicly quoted again.

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

The following tables set forth the historical range of high and low sales prices for our common stock for the periods indicated as reported by the OTC Pink Sheet market operated by the OTC Markets Group. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our stock was last traded in 2021, so there are no prices to report for the current year.

Quarter Ended	High	Low

March 31, 2022	$—	$—
June 30, 2022	$—	$—
September 30, 2022	$—	$—
December 31, 2022	$—	$—

Quarter Ended	High	Low

March 31, 2021	$0.0475	$0.0200
June 30, 2021	$0.0570	$0.0212
September 30, 2021	$0.0397	$0.0003
December 31, 2021	$0.0030	$0.0030

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

Petrolia Energy Corporation is currently not being actively traded because of SEC Rule 15c2-11 and because FINRA pulled the Company’s stock symbol due to inactivity in the Company’s security for a year.

Holders of Our Common Stock

As of December 31, 2022, we had 176,988,322 outstanding shares of common stock and approximately 279 shareholders of record.

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

As of December 31, 2022, there are 199,100 shares of Series A Preferred outstanding with 21 preferred shareholders of record.

On October 25, 2021, the Company issued one share each of its newly designated shares of Series B Preferred Stock to Board of Directors members James Burns, Leo Womack, and Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. These shares vote in aggregate sixty percent of the total vote on all shareholder matters. These shares were valued at $50,799 per share by an independent specialist. As of December 31, 2022, there are 3 Series B preferred shares outstanding with 3 preferred shareholders of record.

In October and November of 2021 and January of 2022, the Company entered into various subscription agreements to sell an aggregate amount of 11,000 shares of its newly designated Series C Convertible Preferred Stock at $10 per share. As of December 31, 2022, there are 11,000 Series C preferred shares outstanding with 3 preferred shareholders of record.

Recent Sales of Unregistered Securities

In October and November of 2021, and January 2022, the Company entered into various subscription agreements with certain accredited investors, pursuant to which the Subscribers agreed, subject to certain conditions in the Subscription Agreements, to purchase an aggregate amount of 11,000 shares of the Company’s newly designated shares of Series C Convertible Preferred Stock, par value $0.10 per share at $10.00 per share. 8,500 shares of Series C Convertible Preferred Stock were sold in 2021. 2,500 shares of Series C Convertible Preferred Stock were sold in 2022.

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

Petrolia Energy Corporation explores for, develops, and produces crude oil, natural gas liquids (NGLs) and natural gas in producing basins in the United States of America and Canada. PEC’s principal oil and gas assets are further described in “Plan of Operation”. Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations is integral in the implementation of the Company’s strategy.

Results of Operations

Revenues

Revenue for the year ended December 31, 2022 was $6,847,800, an increase of $952,572 from the prior year. The increase was primarily due to increased oil prices. In 2022, our Canadian asset (Utikuma) produced 80,332 BOE, which sold at an average price of $86.16 per barrel. 2021 production for Utikuma and CONA was 97,084 BOE, sold at an average price of $58.63 per barrel.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $7,899,275, an increase of $592,250 from the prior year. Lease operating expense contributed $1,443,753 to the increase, due to more activity in our Utikuma field from repairs and maintenance. General and administrative expenses were reduced by $410,507 because our staff was smaller. This was partially offset by increased legal expenses. After the sale of the CONA asset in 2021, depletion expense was reduced by $164,961, because of the smaller base for depletion. Asset retirement accretion was also reduced by $143,270, due to the sale of the CONA asset in October 2021.

Other Income/Expenses

Other income/expenses for the year ended December 31, 2022 was other net expense of $434,605, compared to other net income of $3,340,701 for the year ended December 31, 2022. The primary cause for the change was the gain on the disposition of the Cona asset in 2021, in the amount of $3,919,323. The change in fair market value of derivative liabilities was reduced by $138,690, as these liabilities had reached the end of their amortization period. Interest expense was reduced by $149,082 as the principal on some loans was reduced by payments made during the year.

Net Income

The net loss for the year ended December 31, 2022 was $1,486,080, compared to net income of $1,928,904 for the year ended December 31, 2021, a change of $3,414,984 from the prior year for the reasons described above, primarily the disposition of the Cona asset, offset by our increased operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had total current assets of $1,431,266 and total assets of $8,774,113. Our total current liabilities as of December 31, 2022 were $9,242,317 and our total liabilities were $11,561,366. We had negative working capital of $7,811,051 as of December 31, 2022.

Our material asset balances are made up of oil and gas properties and related equipment. Our most significant liabilities include asset retirement obligations of $2,301,335, combined accrued liabilities and related party accrued liabilities of $2,687,575, notes payable of $398,837 and related party notes payable of $3,460,815.

Operating activities provided $1,798,257 in cash for the year ended December 31, 2022. The increase in net cash provided by operating activities was due to our election to take our product in kind from the Utikuma asset early in 2022, rather than net it with the costs incurred by the operator of that asset. Net cash provided by investing activities for the year ended December 31, 2022 was $1,500, from the sale of some unused equipment on our Oklahoma property.

Cash used by financing activities during the year ended December 31, 2022 was $388,313 and consisted of $25,000 of proceeds from the sale of Series C Preferred Stock, which was offset by $413,313 of repayments of notes payable.

During the year ended December 31, 2022, the Company operated at a positive cash flow from operations of approximately $150,000 per month. However, our auditors have raised a going concern in their audit report as contained herein. Management also plans to minimize general and administrative expenses and optimize cashflow from the Company’s assets.

The Company has suffered recurring losses from operations. These conditions raise doubt about the Company’s ability to continue as a going concern. We plan to generate profits by reducing general and administrative expenses, managing litigation costs, and optimizing our cashflow. However, we may need to raise additional funds to workover wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.

If additional financing is not available when needed, we may need to cease operations. There can be no assurance that we will be successful in raising the capital needed to recomplete oil or gas wells nor that any such additional financing will be available to us on acceptable terms or at all.

Management believes that actions presently being taken to obtain additional funding, if needed, provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

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

It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases may heighten the competition for oil and gas prospects and may increase the costs of exploration and development.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $63,013,127 since its inception and may require capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our management concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework of 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2022.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

The ineffectiveness of our internal control over financial reporting was due to an insufficient degree of segregation of duties amongst our accounting and financial reporting personnel, the lack of a formalized and complete set of policy and procedure documentation evidencing our system of internal controls over financial reporting, and the possibility that Company employees were also contracted to perform the accounting of affiliated parties. These factors led to certain adjustments which have been reflected in our audited financial statements. Certain of these weaknesses may not be uncommon in a company of our size due to personnel and financial limitations.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our directors and executive officers as of December 31, 2022.

Name	Age	Position	Director/Officer Since
Mark Allen	56	Chief Executive Officer	September 1, 2020
Heather Monk	52	Interim Chief Financial Officer	June 15, 2022
Leo Womack	80	Director	August 2014
James Edward Burns	54	Chairman	April 2017
Ivar Siem	77	Director	April 2019

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors:

Mark Allen is an executive in the oil and gas industry with over 30 years of experience in the global energy markets, previously as Global Vice President, Oil and Gas Consulting for Wipro Limited, a leading global consulting and information technology services firm. Prior to Wipro Limited, Mr. Allen was Vice President, Exploration and Production Services for SAIC, a Fortune 500 company. Mr. Allen has also held leadership roles at Shell Oil Company. For the past 10 years Mr. Allen has been the President of Contango Energy, a family held energy company. Mr. Allen holds a BS in Accounting from Brigham Young University and an MBA from the University of St. Thomas. In September 2021, Mr. Allen was appointed as the Chief Executive Officer of the Company.

Heather Monk is a Certified Public Accountant with over 20 years of experience. After starting out in public accounting, she spent 13 years at Enterprise Products Partners. In March of 2017, she left Enterprise Products Partners to start her own accounting firm, specializing in taxes and business planning for small to mid-sized businesses. Ms. Monk holds a BBA in Accounting and an MBA from The University of Houston. She joined Petrolia in October of 2021 and was appointed the Interim Chief Financial Officer in June 2022.

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

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Board of Directors Meetings

The Company had four (4) official meetings of the Board of Directors during the fiscal year 2022 and four (4) during the previous fiscal year ending December 31, 2021. All directors attended at least 75% of the meetings of the Board of Directors and meetings of Committees of the Board of Directors, for committees on which they served. The Company has not adopted a policy requiring its directors to attend its annual meeting.

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

James Burns is the Chairman of the Compensation Committee.

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

The following table summarizes all compensation paid or accrued to our former or current executive officers during the years ended December 31, 2022, and December 31, 2021:

Name and Principal Position	Fiscal Year	Compensation (1)	Bonus (2)	Stock Awards (3)		Option and Warrant Awards (4)	All Other Compensation (5)	Total
Mark Allen (Chief Executive Office (former President) (6)	2022	$180,000	$—		$—	$—	$27,704	$207,704
	2021	$180,000	$—	$		$—	$23,847	$203,847

Paul Deputy (Interim Chief Financial Officer) (7)	2022	$13,500	$—		$—	$—	$—	$13,500
	2021	$124,863	$—		$—	$—	$—	$124,863

Heather Monk (Interim Chief Financial Officer) (8)	2022	$116,846	$—		$—	$—	$—	$116,846
	2021	$15,000	$—		$—	$—	$—	$15,000

Does not include perquisites and other personal benefits unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The dollar value of compensation (cash and non-cash) earned. In 2021, compensation of $127,500 was paid in cash and $192,363 was accrued. In 2022, compensation of 217,419 was paid in cash and $91,500 was accrued.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options and warrants granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table.
(6)	On September 1, 2020, the Board of Directors approved a contractual Consulting Agreement between the Company and Mark Allen to appoint him as the new President of the Company. In September of 2021 he was appointed Chief Executive Officer.
(7)	Paul Deputy was appointed interim Chief Financial Officer on February 1, 2021. He left the position on April 15, 2022.
(8)	Heather Monk joined the Company as a part-time consultant in October of 2021. She became a full-time consultant in April 2022 and was promoted to interim Chief Financial Officer in June 2022.

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

On September 1, 2021, the Board of Directors approved a Consulting Agreement between the Company and Mark Allen to appoint him as the CEO of the Company at a continued rate of $15,000 per month. This agreement is still in force.

Director Compensation

The table below summarizes all compensation of our directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option and Warrant Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total ($)
James E. Burns	$71,000	$—	$—	$—	$—	$25,868	$96,868
Leo Womack	$—	$—	$—	$—	$—	$—	$—
Ivar Siem	$—	$—	$—	$—	$—	$—	$—

The notes below summarize all compensation of our directors for the year ended December 31, 2022.

(1)	Fees earned due to retainers, meetings, committees, and chairman services. These fees were not paid in cash to date but were accrued.
(2)	Payment for health insurance benefits was included in James Burns employment agreement.

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors and director nominees; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of May 12, 2023 (the “Date of Determination”).

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

	Number of Common Stock Shares (1)		Percent of Common Stock (2)	Number of Series A Convertible Preferred Stock Shares	Percent of Series A Convertible Preferred Stock (2)	Number of Series C Convertible Preferred Stock Shares	Percent of Series C Convertible Preferred Stock (2)	Total Beneficial Ownership		Percent of Total Voting Shares (3) (12)
Named Executive Officers and Directors
Leo Womack	4,612,500	(4)	2.6%	8,400	4.2%	5,000	45.5%	5,712,500	(4)	3.0%
James E. Burns	6,654,566	(5)	3.8%	16,400	8.2%			7,825,995	(5)	4.1%
Ivar Siem	3,604,167	(6)	2.0%					3,604,167	(6)	1.9%
Mark Allen	17,935,778	(7)	10.1%					17,935,778	(7)	9.5%
Heather Monk	—		—					—		—
All Named Executive Officers and Directors as a Group (4 persons)	32,807,011		18.5%	24,800	12.4%	5,000	45.5%	35,078,440		18.5%

5% Stockholders
Common Stock
Quinten Beasley	9,706,172	(8)	5.5%					9,706,172	(8)	5.1%
Zel Khan	46,365,575	(9)	26.2%	24,410	12.3%			46,365,575	(9)	24.5%
Joel Oppenheim	12,271,613	(10)	6.9%	20,490	10.3%			12,271,613	(10)	6.5%

Series A Convertible Preferred Stock
Rick Wilber	3,070,000	(11)	1.7%	55,000	27.6%	5,000	45.5%	6,998,571	(11)	3.7%

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

(1)	Not including shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock and Series C Preferred Stock held by each holder.

(2)	Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 176,988,322 shares of common stock and 199,100 shares of Series A Convertible Preferred Stock and 11,000 shares of Series C Convertible Preferred Stock issued and outstanding as of the Date of Determination. The Series A Preferred Stock (and accrued and unpaid dividends thereon) are convertible into shares of common stock of the Company on a 71.429-for-one basis. The Series A and C Preferred Stock includes a blocker prohibiting the conversion of the Series A or C Preferred Stock into common stock of the Company, if upon such conversion/exercise the holder thereof would beneficially own more than 4.999% of the Company’s then outstanding common stock, provided such limitation shall not apply in the event of an automatic conversion of the Series A or C Preferred Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation also limits the voting rights of any holders of the Series A or C Preferred Stock, the effects of which have been reflected in the table above. The Beneficial Ownership Limitation may be waived by any holder with 61 days prior written notice to the Company.

(3)	Includes all shares of common stock beneficially owned by each named person, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to the named person, and all shares of common stock issuable upon conversion of Series A and C Preferred Stock held by the named person, subject to the Beneficial Ownership Limitation.

(4)	Includes all shares of common stock beneficially owned by Mr. Womack and the Leo B. Womack Family Trust, which Mr. Womack is deemed to beneficially own (the “Trust”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Womack and the Trust, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A and C Preferred Stock held by Mr. Womack and the Trust, subject to the Beneficial Ownership Limitation.

(5)	Includes all shares of common stock beneficially owned by Mr. Burns, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Burns, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Burns, subject to the Beneficial Ownership Limitation.

(6)	Includes all shares of common stock beneficially owned by Mr. Siem and American Resources Offshore Inc. (“American Resources”) and all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Siem and American Resources. Mr. Siem is deemed to beneficially own the securities held by American Resources due to his position as Director and CEO of American Resources.

(7)	Includes all shares of common stock and warrants to purchase shares of common stock held by Mr. Allen, which have vested, or which will vest within 60 days of the Date of Determination.

(8)	Address: 7941 Katy Fwy, Suite 522, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Beasley, Critical Communication LLC (“Critical”), all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Beasley, Critical. Mr. Beasley is deemed to beneficially own the securities held by Critical due to his position as Managing Director of Critical Communications.

(9)	Address: 7941 Katy Fwy, Suite 522, Houston, Texas 77024. Includes all shares of common stock beneficially owned by Mr. Khan and Jovian Petroleum Corporation (“Jovian”), all shares of common stock issuable upon exercise of warrants which have vested or which will vest within 60 days of the Date of Determination to Mr. Khan and Jovian, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Khan and Jovian, subject to the Beneficial Ownership Limitation. Mr. Khan is deemed to beneficially own the securities held by Jovian due to his position as President of Jovian.

(10)	Includes all shares of common stock beneficially owned by Mr. Oppenheim, all shares of common stock issuable upon exercise of warrants which have vested, or which will vest within 60 days of the Date of Determination to Mr. Oppenheim, and for the “Total Beneficial Ownership” column, shares of common stock issuable upon conversion of outstanding shares of Series A Preferred Stock held by Mr. Oppenheim, subject to the Beneficial Ownership Limitation.

(11)	Address: 10360 Kestrel Street, Plantation, Florida, 33324.

(12)	On October 25, 2021, the Board of Directors of the Company approved the filing of a Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations, and Relative Rights of its Series B Preferred Stock with the Secretary of State of Texas, which designation was filed with, and became effective with, the Secretary of State of Texas on October 25, 2021. The Series B Designation designated three shares of Series B Preferred Stock. The Company issued one share of its newly designated shares of Series B Preferred Stock to each of the three members of its then Board of Directors, (1) James E. Burns, (2) Leo Womack and (3) Ivar Siem, in consideration for services rendered to the Company as members of the Board of Directors. Such shares of Series B Preferred Stock vote in aggregate sixty percent (60%) of the total vote on all shareholder matters, voting separately as a class.

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2022, with respect to our compensation plans under which common stock is authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
Plan Category	Number of securities to issue upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by shareholders (1)	—	N/A	40,000,000
Equity compensation plans not approved by shareholders	23,970,000	$0.13	—
Total	23,970,000	$0.13	40,000,000

(1)	The Company’s 2015 Stock Incentive Plan, as amended (the “Plan”) provides for up to 40,000,000 shares of awards. At present, no shares have been issued from the Plan.

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

In October and November of 2021, and January 2022, the Company entered into various subscription agreements with certain accredited investors, pursuant to which the Subscribers agreed, subject to certain conditions in the Subscription Agreements, to purchase an aggregate amount of 11,000 shares of the Company’s newly designated shares of Series C Convertible Preferred Stock, par value $0.10 per share at $10.00 per share. Investors in the offering include the Company’s director, Leo Womack, who purchased $50,000 in shares of Series C Preferred Stock (5,000 shares) in 2021, and $25,000 in shares of Series C Preferred Stock (2,500 shares) in 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent public accounting firm is M&K CPAS, PLLC, Houston, Texas, PCAOB Auditor ID #2738.

M&K CPAS, PLLC (“M&K”) served as our independent registered public accounting firm for the years ended December 31, 2022, and December 31, 2021. The following table shows the aggregate fees billed to us for these years by M&K.

	Year Ended December 31,
	2022	2021

Audit Fees	$54,000	$40,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$54,000	$40,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the financial statements included in our Form 10-Q reports.

Audit related fees represent fees billed for services related to review of our regulatory filings, including registration statements, periodic reports and audit related consulting.

Tax fess represent professional services for tax compliance, tax advice and tax planning.

Other fess are any other services provided.

It is the policy of our Board of Directors that all services be provided by our independent registered public accounting firm, including audit services, and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by M&K for 2021 and 2022.

To assure continuing auditor independence, the Board of Directors periodically considers the independent auditor’s qualifications, performance and independence and whether there should be a regular rotation of our independent external audit firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

INDEX TO FINANCIAL STATEMENTS

(1) Audited Financial Statements for Years Ended December 31, 2022 and 2021

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date	File No.
3.1	Original Colorado Articles of Incorporation		SB-2	3.1	7/25/2006	333-136012
3.2	Amended and Restated Colorado Articles of Incorporation		SB-2	3.2	7/25/2006	333-136012
3.3	Amendment to Colorado Articles of Incorporation		S-1	3.3	10/24/2012	333-184575
3.4	Texas Certificate of Conversion Converting From Rockdale Resources Corporation (Colorado) to Petrolia Energy Corporation (Texas) filed with the Secretary of State of Texas on June 15, 2016		8-K	3.1	9/12/2016	000-52690
3.5	Certificate of Correction to Texas Certificate of Formation filed with the Secretary of State of Texas on August 24, 2016		8-K	3.2	9/12/2016	000-52690
3.6	Statement of Conversion as filed with the Secretary of State of Colorado on August 30, 2016		8-K	3.3	9/12/2016	000-52690
3.7	Certificate of Designations of Series A Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on May 3, 2017		10-Q	3.1	5/15/2017	000-52690
3.8	Certificate of Amendment to Certificate of Formation to Increase the Company’s Authorized Shares of Common Stock to 400,000,000 Shares and to amend the par value of the Preferred Stock to $0.001 per share, filed with the Secretary of State of Texas on November 9, 2017		10-Q	3.1	6/28/2018	000-52690

3.9	Certificate of Designations of s Series B Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on October 25, 2021		8-K	3.1	10/25/2021	000-52690
3.10	Certificate of Designation of Series C Convertible Preferred Stock of Petrolia Energy Corporation, filed with the Secretary of State of Texas on October 12, 2021		8-K	3.1	3/3/2022	000-52690
3.11	Bylaws of Petrolia Energy Corporation (Texas)		8-K	3.4	9/12/2016	000-52690
4.1	Description of Securities of the Company	X
10.1	$500,000 Convertible Promissory Note dated April 1, 2018 entered into with Blue Sky International Holdings Inc.		10-K	10.28	4/17/2017	000-52690
10.2	Amended Revolving Line of Credit Agreement with Jovian Petroleum Corporation dated February 9, 2018 and amended April 12, 2018		10-K	10.29	4/17/2017	000-52690
10.3#	Separation and Release Agreement dated April 19, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.1	5/1/2018	000-52690
10.4#	Chairman Offer Letter dated April 20, 2018, by and between James E. Burns and Petrolia Energy Corporation		8-K	10.2	5/1/2018	000-52690
10.5#	Warrant to Purchase Common Stock, evidencing warrants to purchase 5,000,000 shares of common stock granted to James E. Burns on April 19, 2018		8-K	10.3	5/1/2018	000-52690
10.6	Bukit Energy Inc. $500,000 Promissory Note dated August 31, 2017 and amendment		10-Q	10.7	3/31/2018	000-52690
10.7	Memorandum of Understanding between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.1	7/6/2018	000-52690
10.8	Conveyance between Blue Sky Resources Ltd. and Petrolia Energy Corporation dated June 29, 2018		8-K	10.2	7/6/2018	000-52690
10.9	CAD $406,181 Promissory Note by Petrolia Energy Corporation in favor of Blue Sky Resources Ltd. dated June 8, 2018		8-K	10.3	7/6/2018	000-52690
10.10	EJL Debt Repayment Agreement effective July 31, 2018, by and between Petrolia Energy Corporation and Blue Sky Resources Ltd (see Schedule 2A)		8-K	2.1	9/5/2018	000-52690
10.11	Assignment of 20% BOW EIH effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (see Schedule 3)		8-K	2.1	9/5/2018	000-52690

10.12	Assignment of Petrolia Royalty effective July 31, 2018, by and between Petrolia Energy Corporation and Bow Energy Ltd. (see Schedule 4)	8-K	2.1	9/5/2018	000-52690
10.13	Petrolia Carry Agreement, by and between Petrolia Energy Corporation and Bow Energy Ltd. (see Schedule 5)	8-K	2.1	9/5/2018	000-52690
10.14	Form of 12% Bridge Note – 2018	8-K	10.5	9/5/2018	000-52690
10.15	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.	10-Q	10.16	5/10/2019	000-52690
10.16	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation	10-Q	10.17	5/10/2019	000-52690
10.17	Loan Agreement dated September 17, 2018 with Emmett Lescroart	10-Q	10.18	5/10/2019	000-52690
10.18	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC	10-Q	10.19	5/27/2021	000-52690
10.19	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019	10-Q	10.20	5/27/2021	000-52690
10.20#	Employment Agreement - Mark Allen dated September 1, 2020	10-Q	10.22	5/27/2021	000-52690
10.21#	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021	10-Q	10.23	5/27/2021	000-52690
10.22	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020	10-Q	10.24	5/27/2021	000-52690
10.23#	Executive Salary Payable Agreement – Mark Allen dated March 30, 2021	10-Q	10.25	5/27/2021	000-52690
10.24#	Debt to Equity Conversion Agreement – Mark Allen dated March 30, 2021	10-Q	10.26	5/27/2021	000-52690
10.25#	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021	10-Q	10.27	5/27/2021	000-52690
10.26	Settlement with Argonaut Insurance Company dated December 2021	8-K	1.2	1/14/2022	000-52690
10.27	Purchase and Sale Agreement and Debt Settlement with Prospera Energy, Inc. dated January 27, 2022	8-K	1.1	2/28/2022	000-52690

10.28	Notice of Assignment - Emmett Lescroart loan to Petrolia Canada Corporation dated February 11, 2022		10-Q	10.31	06/15/2021	000-52690
10.29	Amended Loan Agreement – Emmett Lescroart – The Prospera/Cona Assets – dated January 27, 2021		10-Q	10.32	06/15/2021	000-52690
10.30	Amended Loan Agreement – Emmett Lescroart – The Utikuma Asset – dated January 27, 2021		10-Q	10.33	06/15/2021	000-52690
10.31#	Amended Loan Agreement – Joel Oppenheim – dated February 12, 2021		10-Q	10.34	06/15/2021	000-52690
10.32#	Amended Loan Agreement – Ivar Siem/American Resources/Drillmar – dated January 1, 2021		10-Q	10.35	06/15/2021	000-52690
10.33#	Amended Loan Agreement – Mark Allen – dated January 1, 2021		10-Q	10.36	06/15/2021	000-52690
10.34	Letter Agreement entered on June 11, 2022, by and between Blue Sky Resources Ltd. and Petrolia Energy Corporation		8-K	1.0	06/24/2022	000-52690
14.1	Code of Ethical Business Conduct		10-Q	14.1	9/30/2015	000-52690
21.1*	Subsidiaries	X
23.1*	Consent of MKM Engineering dated April 21, 2023	X
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Alberta Canada as of December 31, 2022, dated April 21, 2023	X
99.2*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Chaves County, New Mexico as of December 31, 2022, dated April 12, 2023	X
99.3	Charter of the Audit Committee		8-K	99.1	5/24/2018	000-52690
99.4	Charter of the Compensation Committee		8-K	99.2	5/24/2018	000-52690
99.5	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	5/24/2018	000-52690
99.6*	Appraisal of certain Oil and Gas interests owned by Petrolia Energy Corporation located in Creek County, Oklahoma as of December 31, 2022, dated April 17, 2023	X
99.7	Whistleblower Protection Policy		8-K	14.1	5/24/2018	000-52690
99.8	Insider Trading Policy		10-Q	14.3	5/27/2021	000-52690
99.9	Related Party Transaction Policy		10-Q	14.4	5/27/2021	000-52690
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLIA ENERGY CORPORATION

	By:	/s/ Mark Allen
Mark Allen
Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2023

	By:	/s/ Heather Monk
Heather Monk
Interim Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: May 12, 2023

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Allen	Chief Executive Officer
Mark Allen	(Principal Executive Officer)	May 12, 2023

/s/ Heather Monk	Interim Chief Financial Officer
Heather Monk	(Principal Financial/Accounting Officer)	May 12, 2023

/s/ Leo Womack
Leo Womack	Director	May 12, 2023

/s/ James E. Burns
James E. Burns	Director	May 12, 2023

/s/ Ivar Siem
Ivar Siem	Director	May 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Petrolia Energy Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Petrolia Energy Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has an accumulated deficit at December 31, 2022 and 2021 and has a working capital deficit at December 31, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

Going Concern

As discussed in Note 3, the Company has an accumulated deficit at December 31, 2022 and 2021 and has a working capital deficit at December 31, 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. Auditing management’s estimates of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the consolidated financial information along with management’s plans to mitigate the going concern. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 3 to the consolidated financial statements.

s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2019

Houston, TX

May 12, 2023

PETROLIA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$1,425,335	$14,058
Accounts receivable	290	5,942
Other current assets	5,641	5,641
Total current assets	1,431,266	25,641

Property & equipment
Oil and gas, on the basis of full cost accounting:
Evaluated Properties	6,638,037	6,797,025
Furniture, equipment & software	155,293	155,293
Less accumulated depreciation & depletion	(807,047)	(603,135)
Net property and equipment	5,986,283	6,349,183

Other assets
Operating Lease Right-of-Use Asset	23,086	12,821
Other assets	1,333,478	1,450,841
Total Assets	$8,774,113	$7,838,486

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$223,453	$320,088
Accounts payable - related parties	2,466,155	57,363
Operating Lease Liability	5,482	13,909
Accrued liabilities	1,151,328	1,149,012
Accrued liabilities - related parties	1,536,247	862,158
Notes payable - short term	398,837	3,438,162
Notes payable - related party	3,460,815	779,373
Total current liabilities	9,242,317	6,620,065

Asset retirement obligations	2,301,335	2,257,027
Operating Lease Liability	17,714	—
Derivative liability	—	22,554
Total Liabilities	11,561,366	8,899,646

Stockholders’ Equity (Deficit)
Preferred Series A stock, $0.001 par value; 1,000,000 shares authorized; 199,100 and 199,100 shares issued and outstanding	199	199
Preferred Series B stock, $0.001 value; 3 shares authorized; 3 and 3 shares issued and outstanding	152,397	152,397
Preferred Series C stock, $0.10 par value, 50,000 shares authorized, 11,000 and 8,500 shares issued and outstanding	1,100	850
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 176,988,322 shares issued and outstanding	176,988	176,988
Additional paid in capital	60,244,255	60,216,722
Accumulated other comprehensive income (loss)	(349,065)	(269,155)
Accumulated deficit	(63,013,127)	(61,339,161)
Total Stockholders’ Equity (Deficit)	(2,787,253)	(1,061,160)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,774,113	$7,838,486

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Oil and gas sales	$6,847,800	$5,895,228
Total revenue	6,847,800	5,895,228

Operating expenses
Lease operating expense	6,790,040	5,346,287
Production tax	438	1,203
General and administrative expenses	697,010	1,107,517
Depreciation, depletion and amortization	238,184	403,145
Asset retirement obligation accretion	173,603	316,873
Loss on forfeiture	—	132,000
Total operating expenses	7,899,275	7,307,025

Loss from operations	(1,051,475)	(1,411,797)

Other income (expenses)
Interest expense	(489,487)	(638,569)
Change in fair value of derivative liabilities	22,554	161,244
Other income (expense)	30,828	(101,297)
Gain on sale of assets	1,500	3,919,323
Total other income (expenses)	(434,605)	3,340,701

Net income (loss) before taxes	(1,486,080)	1,928,904
Income tax provision (benefit)	—	—

Net income (loss)	$(1,486,080)	$1,928,904

Series A preferred dividends	(179,190)	(179,190)
Series C preferred dividends	(8,696)	(779)

Net income (loss) attributable to common stockholders	(1,673,966)	1,748,935

Other comprehensive income, net of tax
Foreign currency translation adjustments	(79,910)	(2,723)
Comprehensive income (loss)	$(1,753,876)	$1,746,212

Gain (loss) per share
(Basic and diluted)	$(0.01)	$0.01

Weighted average number of common shares outstanding, basic and diluted	176,988,322	175,434,139

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021

Cash Flows from Operating Activities
Net income (loss)	$(1,486,080)	$1,928,904
Adjustment to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	238,184	403,145
Asset retirement obligation accretion and well plugging costs	125,603	316,873
Operating Lease Accrual	(978)	(2,783)
Amortization of debt discount	55,430	217,699
Change in fair value of derivative liabilities	(22,554)	(161,244)
Warrants as finance fees	2,783	18,061
Stock-based compensation expense	—	211,481
PPP loan forgiven	—	(56,680)
Gain on sale of assets	(1,500)	(3,919,323)
Loss on forfeiture	—	132,000
Accounts receivable	5,640	(1,097)
Prepaids and other current assets	24,597	33,802
Accounts payable	(90,254)	88,190
Accounts payable – related parties	2,451,946	56,776
Accrued liabilities	(41,974)	178,194
Accrued liabilities – related parties	537,414	450,424
Net cash provided by (used in) operating activities	1,798,257	(105,578)

Cash Flows from Investing Activities
Sale of equipment	1,500	—
Cash provided by (used in) investing activities	1,500	—

Cash Flows from Financing Activities
Proceeds from issuance of Series C preferred stock	25,000	85,000
Repayments of notes payable	(408,498)	(120,890)
Repayments of related party notes payable	(4,815)	—
Cash provided by financing activities	(388,313)	(35,890)

Foreign currency remeasurement	(167)	481

Net change in cash	1,411,277	(140,987)

Cash at beginning of period	14,058	155,045

Cash at end of period	$1,425,335	$14,058

The accompanying notes are an integral part of these audited consolidated financial statements.

	Year Ended December 31, 2022	Year Ended December 31, 2021
SUPPLEMENTAL DISCLOSURES
Interest paid	$128,209	$239,384
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Settlement of related party accrued liabilities for common shares	—	527,520
Settlement of notes payable related party for common shares	—	144,888
Modification of related party debt	—	181,791
Accrued Series A preferred dividends	179,190	179,190
Accrued Series C preferred dividends	8,696	779
Series B Preferred Stock issued to directors	—	152,397
Utikuma acquisition – extra cost triggered by WTI	—	787,250
Capitalized accrued interest	—	238,768

PETROLIA ENERGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2020	199,100	$199	—	$—	—	$—	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock based compensation	—	—	3	152,397	—	—	—	—	59,084	—	—	—	211,481
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(179,190)	(179,190)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(779)	(779)
Preferred Series C issued for cash	—	—	—	—	8,500	850	—	—	84,150	—	—	—	85,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	18,061	—	—	—	18,061
Common shares issued for conversion of debt	—	—	—	—	—	—	2,700,000	2,700	96,288	—	—	—	98,988
Common shares issued for settlement of related party fees	—	—	—	—	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for conversion of debt	—	—	—	—	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(2,723)	—	(2,723)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,928,904	1,928,904

Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)

Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(179,190)	(179,190)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(8,696)	(8,696)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	2,783	—	—	—	2,783
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(79,910)	—	(79,910)
Net income	—	—	—	—	—	—	—	—	—	—	—	(1,486,080)	(1,486,080)

Balance at December 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,244,255	$—	$(349,065)	$(63,013,127)	$(2,787,253)

The accompanying notes are an integral part of these audited consolidated financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Foreign currency translation

The functional and reporting currency of the Company is the United States dollar. The functional currencies of the Company’s wholly-owned subsidiaries, Askarii Resources and Petrolia Canada Corporation are the United States dollar and the Canadian dollar, respectively. Transactions involving foreign currencies are converted into the Company’s functional currency using the exchange rates in effect at the time of the transactions. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Company’s functional currency are translated using exchange rates at that date. Exchange gains and losses are included in net earnings. On consolidation, Petrolia Canada Corporation’s income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity in other comprehensive income.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2022, the Company did not hold any cash equivalents.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the twelve months ended December 31, 2022 and 2021.

The Company is required to file federal income tax returns in the United States and Canada, and in various state and local jurisdictions. The Company’s tax returns are subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Earnings (loss) per share

Basic earnings (loss) per share have been calculated based on the weighted-average number of common shares outstanding. The treasury stock method is used to compute the dilutive effect of the Company’s share-based compensation awards. Under this method, the incremental number of shares used in computing diluted earnings per share (“EPS”) is the difference between the number of shares assumed issued and purchased using assumed proceeds. Diluted EPS amounts would include the effect of outstanding stock options, warrants, and other convertible securities if including such potential shares of common stock is dilutive. Basic and diluted earnings per share are the same in all periods presented as all outstanding instruments are anti-dilutive.

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Three purchasers accounted for all of the Company’s oil sales revenues for 2022 and 2021. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

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

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment;
●	Level 2 — Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly; and
●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

December 31, 2021	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$22,554	$22,554
ARO liabilities	$—	$—	2,257,027	$2,257,027

December 31, 2022
Derivative liabilities	$—	$—	$—	$—
ARO liabilities	$—	$—	$2,301,335	$2,301,335

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

NOTE 4. EVALUATED PROPERTIES

The acquired properties and current properties can be summarized as follows:

Cost	Canadian properties	US properties	Total
As of December 31, 2020	$4,314,805	$4,304,622	$8,619,427
Additions	787,250	—	787,250
Dispositions	(2,563,434)	—	(2,563,434)
Foreign currency translation	(46,218)	—	(46,218)
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025
Additions	—	—	—
Dispositions	—	375	375
Foreign currency translation	(159,363)	—	(159,363)
As of December 31, 2022	$2,333,040	$4,304,997	$6,638,037

Accumulated depletion
As of December 31, 2020	2,631,749	$61,551	$2,693,300
Dispositions	(2,629,672)	—	(2,629,672)
Depletion	378,306	—	378,306
Foreign currency translation	7,026	—	7,026
As of December 31, 2021	$387,409	$61,551	$448,960
Depletion	237,067	—	237,067
Foreign currency translation	(34,273)	—	(34,273)
As of December 31, 2022	$590,203	$61,551	$651,754

Net book value as at December 31, 2022	$1,742,837	$4,243,446	$5,986,283
Net book value as at December 31, 2021	$2,104,994	$4,243,071	$6,348,065

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

On August 6, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the sale of the same NOACK property with Flowtex Energy LLC. (“FT”). The purchaser agreed to pay $400,000 for the NOACK Assets including a $20,000 deposit that was received on August 15, 2019, and the remaining balance of $380,000 to be received by September 30, 2019. By December 31, 2020, FT had made cumulative payments of $375,000, resulting in a $25,000 account receivable to the Company at December 31, 2020 which is included in other current assets. The $400,000 was recorded as a gain on sale of properties. On July 6, 2021, the remaining $25,000 accounts receivable was settled via the purchaser remitting a cash payment of $8,995, as well as paying (on the Company’s behalf) $16,005 of outstanding property tax invoices previously incurred by the Company.

U.S. Properties – Slick Unit Dutcher Sand (“SUDS”) Field

The Slick Unit Dutcher Sand (SUDS) field is located in Creek County, Oklahoma. Petrolia owns a 100% working interest (WI) with an approximately 76.5% net revenue interest (NRI) in the 2,530 acre field. The SUDS West unit is approximately 1,670 acres and the SUDS East unit is approximately 860 acres.

As of December 31, 2022, SUDS total estimated net proved reserves were approximately 346 thousand barrels of oil equivalent (MBoe) and total estimated net probable reserves were approximately 153 thousand barrels of oil equivalent (MBoe).

On January 13, 2023, the Company received an Incident and Complaint Investigation Report issued by the Oklahoma Corporation Commission (OCC) due to a mineral owner complaint. The OCC issued a plug or produce order for SUDS West unit and SUDS East unit. The Company has received two extensions of time and is working with the OCC to implement a production plan to bring both units into compliance.

The SUDS field is currently shut-in while the Company completes a review of the land and lease records currently being conducted by a petroleum landman. PEC has also initiated a detailed reservoir and historical waterflood sweeping pattern analysis. The Company is currently awaiting the outcome of the review of the SUDS subsurface geology. PEC is finalizing a SUDS capital budget with the intent to commence further field development in Q3 2023.

The SUDS field is still burdened with the Lazy D Ranch Slick, LLC (Plaintiff) vs. Petrolia Energy Corporation (Defendant) litigation, including the Statement of Judgment dated February 20, 2020 and the Settlement Agreement and Release dated August 2020.

U.S. Properties – Twin Lakes San Andres Unit (“TLSAU”) Field

The Twin Lakes San Andres Unit (TLSAU) field is located in Chaves County, New Mexico. As of December 31, 2022, it was determined that PEC does not own any TLSAU leases, and therefore has no reserves.

It is estimated that PEC has 29 wells that need to be plugged and abandoned, plus surface remediated. The estimated cost of the TLSAU well plugging and abandonment, and surface remediation obligations are approximately $1.2 million.

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

Utikuma field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 500 bpd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement $763,754 CAD ($563,904 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($362,245 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On December 2, 2020, Petrolia Canada Corporation received $602,404.84 CAD from the proceeds of a secured royalty interest loan between Blue Sky Resources and Prairie Sky Royalty related to the Utikuma asset.

On August 21, 2021, the Company signed a Letter Agreement to divest the Company’s wholly owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CAD on August 31, 2021. The remaining payment schedule is as follows: $2,000,000 CAD on the Closing Date (scheduled for September 30, 2021), $1,000,000 CAD on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CAD on December 31, 2021. See Form 8-K reference in Exhibits section below. This transaction did not close, and the $200,000 CAD has been added to other payables to Blue Sky Resources.

On May 5, 2023, the Company was notified by Blue Sky Resources (BSR), the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred major damage.

NOTE 5. NOTES PAYABLE

	Interest rate	Date of maturity	December 31, 2022		December 31, 2021
Truck loan (ii)	5.49%	January 20, 2022	$—		$4,021
Credit note I(iii)	10%	January 01, 2020	426,909		831,387
Discount on credit note I			(41,572)		(97,001)
Credit note II(iv)	10%	December 31, 2022	—		2,085,432
Lee Lytton		On demand	3,500		3,500
Credit note III (v)	10%	December 31, 2021	—		416,900
Quinten Beasley(vi)	10%	October 14, 2016	—		5,000
Jovian Petroleum Corporation (vii)	3.5%	December 31, 2021	—		178,923
M. Horowitz	10%	October 14, 2016	10,000		10,000
			$398,837	(1)	$3,438,162

(i)	All notes are current (due within one year or less from December 31, 2022.)

(ii)	On January 6, 2017, the Company purchased a truck and entered into an installment note in the amount of $35,677 for a term of five years and interest at 5.49% per annum. Payments of principal and interest in the amount of $683 were due monthly. This note was satisfied in 2022.

(iii)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matured on June 30, 2020, with warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 of common stock, at an exercise price of $0.05 per share, expiring on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614.14.

(iv)	On December 1, 2021, the Company signed an amended loan agreement with a third party for $2,085,432, which combined prior credit notes and accrued interest on those amounts. The loan bears interest at 10% per annum and had a maturity date of December 31, 2022. The note held a security interest against the 25% Working Interest in the Cona assets and a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. The note was assigned to Blue Sky Resources on February 11, 2022, and moved to Related Party Notes Payable. See Note 7. Related Party Notes Payable.

(v)

Various shareholder advances were provided by Joel. Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned to Blue Sky Resources. All balances of this note have been moved to Related Party Notes Payable. See Note 7. Related Party Notes Payable.

(vi)	This note was reclassified to Notes Payable – Related Party, due to Mr. Beasley’s beneficial ownership of our common stock. See Note 7. Related Party Notes Payable.

(vii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. As of September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note has been removed from the related party section. On February 2, 2022, the LOC was assigned to Blue Sky Resources, and moved to Related Party Notes Payable. See note 7. Related Party Notes Payable. Also, see Note 16. Subsequent Events regarding the dispute of this value.

The following is a schedule of future minimum repayments of notes payable as of December 31, 2022:

2023	$440,409
Thereafter	—
$440,409

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of December 31, 2022 and 2021, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	December 31, 2022	December 31, 2021

Right-of-use assets	Other long-term assets	23,086	12,821
Current lease liabilities	Other current liabilities	5,482	13,909
Non-current lease liabilities	Other long-term liabilities	17,714	—

As of December 31, 2022, our maturities of our lease liability are as follows:

2023	$5,482
2024	5,714
2025	6,539
2026	5,400
Total	$23,196
Less: Imputed interest	(110)
Present value of lease liabilities	$23,086

NOTE 7. RELATED PARTY NOTES PAYABLE

The chart below summarizes the related party Notes Payable as of December 31, 2022 and 2021.

	Interest rate	Date of maturity	December 31, 2022	December 31, 2021
Quinten Beasley	10%	October 14, 2016	5,000	—
Blue Sky Resources (i)	3.5%	December 31, 2021	178,923	—
Blue Sky Resources (ii)	10%	December 31, 2021	150,000	—
Blue Sky Resources (iii)	10%	December 31, 2022	2,085,432	—
Ivar Siem (iv)	9%	December 31, 2021	278,435	278,435
Mark Allen (v)	9%	September 2, 2021	55,000	55,000
Mark Allen (vi)	12%	June 30, 2020	200,000	200,000
Mark Allen (vii)	9%	June 30, 2021	241,125	245,938
Joel Oppenheim (viii)	10%	December 31, 2021	266,900	—
			$3,460,815	$779,373

(i)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it can be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. Subsequent to period-end this LOC has been extended until December 31, 2021. On September 1, 2021, Zel Khan and Quinten Beasley resigned from their positions at Petrolia Energy, so this note had been removed from the related party section. On February 2, 2022, the LOC was assigned to Blue Sky Resources and moved to Related Party Notes Payable.

(ii)	On February 3, 2022, Joel Oppenheim assigned $150,000 of his note, shown as Credit Note II in Note 5. Notes Payable to Blue Sky Resources.

(iii)	On December 1, 2021, the Company signed an amended loan agreement with a third party for $2,085,432, which combined prior credit notes and accrued interest on those amounts. The loan bears interest at 10% per annum and had a maturity date of December 31, 2022. The note holds a security interest against the 25% Working Interest in the Cona assets and a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. The note was assigned to Blue Sky Resources on February 11, 2022, and moved to Related Party Notes Payable.

(iv)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the noteholder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the noteholder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on March 1, 2022. The warrants vest and were issued on January 1, 2021. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on December 31, 2021.

(v)	On April 15, 2020, the Company entered into an agreement, with Mark Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matured on September 2, 2021.

(vi)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matured on June 30, 2020. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(vii)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matured on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on June 30, 2021.

(viii)	Various shareholder advances were provided by Joel. Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and has a maturity date of December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned to Blue Sky Resources. The remaining balance has been moved to Notes Payable – Related Party due to Mr. Oppenheim’s beneficial ownership of our common stock.

The following is a schedule of future minimum repayments of related party notes payable as of December 31, 2022:

2023	$3,460,815
Thereafter	—
$3,460,815

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

On January 6, 2020, as an inducement to enter into a Loan Agreement, the Company issued, among other instruments, warrants to acquire 5,000,000 shares of common stock with an exercise price of $0.10 per share. The warrants are valued using the Black Scholes Option Pricing Model and the derivative is fair valued at the end of each reporting period. The Company valued the derivative liability at initial recognition as $144,259.

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

As of December 31, 2022, all of the above warrants were expired, so no further derivative value exists.

A summary of the activity of the derivative liabilities is shown below:

Balance, December 31, 2021	$22,554
Additions	—
Fair value adjustments	(22,554)
As of December 31, 2022	$—

Derivative liability classified warrants in the years ended December 31, 2022 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

December 31, 2022
Risk-free interest rate	4.12%
Expected life	0 years
Expected dividend rate	0%
Expected volatility	267%

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

December 31, 2022
Inflation rate	1.92 - 2.15%
Estimated asset life	12 - 22 years

The following table shows the change in the Company’s ARO liability for the years ended December 31, 2022, and 2021:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2020	$2,711,909	$912,225	$3,624,133
Plugging liability at Twin Lakes	—	152,000	132,000
Accretion expense	290,367	26,506	316,873
Disposition	(1,824,339)	—	(1,824,339)
Foreign currency translation	8,360	—	8,360
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027
Plugging liability at Twin Lakes	—	—	—
Accretion expense	145,191	28,412	173,603
Disposition	—	(47,624)	(47,624)
Foreign currency translation	(81,671)	—	(81,671)
Asset retirement obligations, December 31, 2022	$1,249,816	$1,051,518	$2,301,335

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

In accordance with the terms of the Series A Preferred Stock, cumulative dividends of $179,190 and $179,190 were accrued for the year ended December 31, 2022, and December 31, 2021, respectively.

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

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $8,696 and $779 were accrued for the year ended December 31, 2022, and December 31, 2021, respectively.

Common stock

On January 25, 2021, the Company signed an Executive Salary Payable Agreement with Zel Khan as the Chief Executive Officer. All of Mr. Khan’s previous salary obligations were satisfied by the issuance of 1,992,272 shares of the Company on January 25, 2021.

Joel Oppenheim, former Director, was issued 316,491 shares on January 25, 2021, pursuant to a Director’s Fees Payable Agreement. The agreement stated that the shares were issued in full satisfaction of all outstanding director fees payable.

Paul Deputy was reinstated Interim Chief Financial Officer and signed a Settlement and Mutual Release Agreement. In exchange for releasing the Company for any current, outstanding payroll and/or service-related liability on January 29, 2021, the Company agreed to pay Mr. Deputy $50,000, to be paid in $2,500 monthly increments, starting April 1, 2021. In addition, Mr. Deputy was issued 250,000 shares of Petrolia common stock on January 29, 2021. The shares were issued at the price on that date of $0.033. This created a gain of $134,270 that was recorded as additional paid in capital, due to the related party nature of the transaction. Two payments were made in 2021 and $45,000 of this payable is remaining on December 31, 2022.

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

The common stock is currently not traded.

Warrants

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted average exercise price
Outstanding at year ended December 31, 2020	40,764,666	$0.13
Granted	9,400,000	0.09
Expired	(20,464,666)	0.11
Outstanding at year ended December 31, 2021	29,700,000	0.13
Granted	1,000,000	0.10
Expired	(6,730,000)	0.11
Outstanding at year ended December 31, 2022	23,970,000	0.13

As of December 31, 2022, the weighted-average remaining contractual life of warrants outstanding was 0.81 years (2021 – 1.71 years).

As of December 31, 2022, the intrinsic value of warrants outstanding is $0 (2021 - $0).

The table below summarizes warrant issuances during the years ended December 31, 2022, and 2021:

	Year ended December 31,
	2022	2021
Warrants granted:
Board of directors and advisory board service	—	3,000,000
Pursuant to financing arrangements	1,000,000	1,000,000
Pursuant to loan agreements	—	5,400,000
Total	1,000,000	9,400,000

Warrants granted in the years ended December 31, 2022, and 2021 were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical exercise data of the Company.

	December 31, 2022	December 31, 2021
Risk-free interest rate	2.49% – 4.22%	0.16% to 0.97%
Expected life	3.0 years	2.0 - 3.0 years
Expected dividend rate	0%	0%
Expected volatility	267% to 299%	277% to 356%

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

NOTE 11. RELATED PARTY TRANSACTIONS

On May 29, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 net working interest acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset currently producing approximately 525 bopd of light oil. The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 CAD, with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 (for a cumulative contingent total of $1,000,000). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total $USD value of the addition was $787,250 USD, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement $765,752 CAD ($563,904 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($362,245 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

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

On August 21, 2021, the Company signed a Letter Agreement to divest the Company’s wholly-owned Canada subsidiary, Petrolia Canada Corporation (PCC) and its assets in consideration for $6,500,000 in Canadian dollars (approximately $5,150,000 in U.S. dollars) less any contingent liabilities. The buyer is Blue Sky Resources Ltd. (“Blue Sky”), an affiliated party to Zel C. Khan, the Company’s former Chief Executive Officer. Petrolia Canada Corporation assets include a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada, and 28% working interest in the Luseland, Hearts Hill, and Cuthbert fields located in Southwest Saskatchewan and Eastern Alberta. The Company received a non-refundable deposit of $200,000 CAD on August 31, 2021. The remaining payment schedule is as follows: $2,000,000 CAD on the Closing Date (scheduled for September 30, 2021), $1,000,000 CAD on October 31, 2021, less Petrolia’s contingent liabilities associated with the acquisition of Utikuma, and $3,300,000 CAD on December 31, 2021. See Form 8-K reference in Exhibits section. This transaction did not close, and the $200,000 CAD was added to other payables due to Blue Sky Petroleum in the fourth quarter of 2021.

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

As mentioned in Note 6, the Company held a lease for acreage at SUDS Field from Joel Oppenheim. On November 4, 2022, this property was acquired by Flying M. Real Estate, and a new lease was signed by Petrolia Energy. The lease is for four years, starting at $500 per month for the first 12 months, then increasing by 7% annually.

NOTE 13. INCOME TAXES

There was no provision for income taxes for 2022 and 2021 due to net operating losses and loss carry forwards and doubt as to the entity’s ability to continue as a going concern resulting in a 100% valuation allowance. Years from 2016 forward are open to examination by tax authorities in the United States. Years from 2019 forward are open to examination by Canadian tax authorities.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 21% (2021 – 21%) on operations due primarily to permanent differences attributable to organizational expenses.

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021

Income tax (benefit) expense computed at statutory rates	$(384,000)	$405,000
Non-deductible items	(4,000)	49,000
Change in statutory, foreign tax, foreign exchange rates and other	(384,000)	(559,000)
Change in valuation allowance	24,000	105,000
Total	$—	$—

The significant components of the net deferred tax asset were as follows:

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$6,226,000	$6,038,000
Asset retirement obligation	508,000	498,000
Oil and gas properties	(739,000)	(593,000)
Property and equipment	—	—
Other	—	—
Total deferred tax assets (liabilities)	5,995,000	5,943,000
Less: Valuation allowance	(5,995,000)	(5,943,000)
Net deferred tax assets (liabilities)	$—	$—

A valuation allowance has been established to offset deferred tax assets. The Company’s accumulated net operating losses in the United States were approximately $28.5 million on December 31, 2022 and begin to expire if not utilized beginning in the year 2033. The Company’s accumulated non-capital tax losses in Canada were approximately $1 million on December 31, 2022 and will expire in 2039. The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and reduced the corporate income tax rate from 34% to 21%. The Company’s deferred tax assets, liabilities, and valuation allowance have been adjusted to reflect the impact of the new tax law.

NOTE 14. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows for the years ended December 31, 2022 and 2021:

	Canada	United States	Total
Year ended December 31, 2021
Revenue	$5,882,499	$12,729	$5,895,228
Production costs	(5,281,740)	(65,750)	(5,347,490)
Depreciation, depletion, amortization and accretion	(668,672)	(51,346)	(720,018)
Results of operations from producing activities	$(67,913)	$(104,367)	$(172,280)

Total long-lived assets	$2,104,993	$4,244,189	$6,349,182

Year ended December 31, 2022
Revenue	$6,841,721	$6,079	$6,847,800
Production costs	(6,651,673)	(138,805)	(6,790,478)
Depreciation, depletion, amortization and accretion	(382,258)	(29,529)	(411,787)
Results of operations from producing activities	$(192,210)	$(162,255)	$(354,465)

Total long-lived assets	$1,742,837	$4,243,466	$5,986,283

The Company’s revenues are derived from the following major customers:

	December 31, 2022	December 31, 2021
Customer A	$—	$796,176
Customer B	6,079	12,729
Customer C	4,793,138	5,086,323
Customer D	2,048,583	—
Total revenues	$6,847,800	$5,895,228

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

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Property acquisitions	$—	$787,250
Unevaluated	—	—
Evaluated	—	—
Exploration	—	—
Development	—	—
Total costs incurred	$—	$787,250

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

	December 31, 2022	December 31, 2021
Capitalized costs:
Unevaluated properties	$—	$—
Evaluated properties	5,414,771	5,511,480
	5,414,771	5,511,480
Less: Accumulated DD&A	-651,754	(448,960)
Net capitalized costs	$4,763,017	$5,062,520

Oil and Gas Reserve Information

MKM Engineering (“MKM”), an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the Chaves County, New Mexico and Creek County, Oklahoma and Canadian property leasehold interests as of December 31, 2022 and the estimates of the proved reserves, future production, and income attributable to the Milam County, Texas, Chaves County, New Mexico and Creek County, Oklahoma leasehold interests as of December 31, 2021. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved Developed Reserves represent only those reserves estimated to be recovered through existing wells. Proved Undeveloped Reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America and Canada.

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

BOE
December 31, 2020	1,311,672
Revisions of prior estimates	292,335
Purchases of reserves in place	—
Disposition of mineral in place	(57,070)
Production	(97,084)
December 31, 2021	1,449,853
Revisions of prior estimates	(232,950)
Purchases of reserves in place	—
Disposition of mineral in place	(71,380)
Production	(80,333)
December 31, 2022	1,065,190

	December 31, 2022	December 31, 2021

Estimated quantities of proved developed reserves – BOE	1,043,830	1,449,853
Estimated quantities of proved undeveloped reserves – BOE	21,360	—

Proved developed and proved undeveloped reserves decreased from December 31, 2021 to December 31, 2022, primarily due the revision of prior estimates and production, and the removal of all Twin Lakes reserves.

The following table sets forth estimates of the proved developed and proved undeveloped oil and gas reserves (net of royalty interests) for the Company and changes therein, for the period indicates.

Proved developed producing and non-producing reserve	BOE
December 31, 2021	1,449,853
Revision of prior estimates	(325,690)
Production	(80,334)
December 31, 2022	1,043,830

Proved undeveloped reserves	BOE
December 31, 2021	—
Revisions to prior estimates	21,360
December 31, 2022	21,360

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

	December 31, 2022	December 31, 2021

Future cash inflows	$95,454,352	$93,082,624
Future production costs	(49,218,382)	(45,892,778)
Future development costs	(2,622,876)	(1,867,485)
Future income taxes	—	—

Future net cash flows	43,613,094	45,322,361
Discount of future net cash flows at 10% per annum```	(20,782,000)	(27,929,984)

Standardized measure of discounted future net cash flows	$22,831,094	$17,392,377

Changes in standardized measure of discounted future cash flows

	December 31, 2022	December 31, 2021

Beginning of year	$17,392,377	$7,956,920
Sales and transfers of oil & gas produced, net of production costs	(660,629)	(539,927)
Net changes in prices and production costs	(1,278,130)	(865,805)
Changes in estimated future development costs	537,696	(565,870)
Acquisitions/dispositions of minerals in place, net of production costs	(367,027)	(231,470)
Revision of previous estimates	(11,820,528)	1,194,016
Change in discount	—	—
Change in production rate or other	19,027,334	10,444,513

End of year	$22,831,094	$17,392,377

NOTE 16. SUBSEQUENT EVENTS

On January 11, 2023, PEC and PCC filed a motion to strike the petition in intervention by Joel Oppenheim, disclosed in Item 3. Legal Proceedings On February 3, 2023, Joel Oppenheim filed an opposition to the motion to strike.

On January 31, 2023, Petrolia Canada Corporation filed a Statement of Claim in the Calgary Court of King’s Bench of Alberta naming Blue Sky Resources, Ltd. as a defendant in a lawsuit.

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward, each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

On March 2, 2023, Dr. Marvin Chasen and Billie Mae Chasen, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company.

On January 31, 2023, Petrolia Canada Corporation filed a Statement of Claim in the Calgary Court of King’s Bench of Alberta naming Blue Sky Resources, Ltd. as a defendant in a lawsuit. On March 24, 2023, Blue Sky Resources, Ltd. filed a Statement of Defense and Counterclaim in the Calgary Court of King’s Bench of Alberta. The Court File Number is 2301-01310.

On April 20, 2023, Petrolia Canada Corporation filed a Statement of Defense to Counterclaim, Reply to Defense, and Amended Statement of Claim, adding Zel Khan and Quinten Beasley as defendants in the Court File Number 2301-01310 matter filed in the Calgary Court of King’s Bench of Alberta.

On May 5, 2023, the Company was notified by Blue Sky Resources (BSR), the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred major damage.

