Form 10-Q
period 2023-03-31
Petrolia Energy Corp
filed 2023-05-15
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

(832) 723-1266

(Registrants telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of May 15, 2023.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Many factors discussed in this report, some of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from the forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Report as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I: Financial Information

Item 1. Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,012,859	$1,425,335
Held-for-trading securities	403,458	—
Accounts receivable	263	290
Other current assets	641	5,641
Total current assets	1,417,221	1,431,266

Property and equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	6,639,933	6,638,037
Furniture, equipment & software	155,293	155,293
Less accumulated depreciation and depletion	(852,303)	(807,047)
Net property and equipment	5,942,923	5,986,283

Other assets
Operating lease right-of-use asset	21,706	23,086
Notes receivable	221,680	376,550
Other assets	966,010	956,928

Total Assets	$8,569,540	$8,774,113

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$283,791	$223,453
Accounts payable – related parties	2,839,950	2,466,155
Operating lease liability – current	5,656	5,482
Accrued liabilities	950,797	1,151,328
Accrued liabilities – related parties	1,892,584	1,536,247
Notes payable, current portion	272,231	398,837
Notes payable – related parties, current portion	3,280,702	3,460,815
Total current liabilities	9,525,711	9,242,317

Asset retirement obligations	2,350,530	2,301,335
Operating lease liability	16,325	17,714
Total Liabilities	$11,892,566	$11,561,366

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Preferred Series B stock, no par value; 3 shares authorized; 3 and 3 shares issued and outstanding	152,397	152,397
Preferred Series C stock, $0.10 par value, 50,000 shares authorized, 11,000 and 11,000 shares issued and outstanding	1,100	1,100
Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 176,988,322 shares issued and outstanding	176,988	176,988
Additional paid in capital	60,244,913	60,244,255
Accumulated other comprehensive income	(354,102)	(349,065)
Accumulated deficit	(63,544,521)	(63,013,127)
Total Stockholders’ Deficit	(3,323,026)	(2,787,253)
Total Liabilities and Stockholders’ Deficit	$8,569,540	$8,774,113

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Oil and gas sales
Oil and gas sales	$1,376,317	$1,836,360
Total Revenue	1,376,317	1,836,360

Operating expenses
Lease operating expense	1,659,480	1,275,837
Production tax	—	438
General and administrative expenses	260,837	147,846
Depreciation, depletion and amortization	44,806	52,516
Asset retirement obligation accretion	48,205	42,478
Total operating expenses	2,013,328	1,519,115

Gain (loss) from operations	(637,011)	317,245

Other income (expenses)
Interest expense	(109,885)	(124,937)
Other income	14,019	5,521
Unrealized gain (loss)	248,451	—
Change in fair value of derivative liabilities	—	17,485
Total other income (expenses)	152,585	(101,931)
Net income (loss) before taxes	(484,426)	215,314

Series A Preferred Dividends	(44,798)	(44,797)
Series C Preferred Dividends	(2,170)	(2,066)

Net income (loss) attributable to common stockholders	(531,394)	168,451

Other comprehensive income, net of tax
Foreign currency translation adjustments	(5,037)	29,857
Comprehensive income (loss)	(536,431)	198,308

Gain (loss) per share
(Basic & diluted)	(0.00)	0.00

Weighted average number of common shares outstanding, basic & diluted	176,988,322	176,988,322

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,797)	(44,797)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,066)	(2,066)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	717	—	—	—	717
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		29,857	—	29,857
Net income	—	—	—	—	—	—	—	—	—	—	—	215,314	215,314

Balance at March 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,189	$—	$(239,298)	$(61,170,710)	$(837,135)

Balance at December 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,244,255	$—	$(349,065)	$(63,013,127)	$(2,787,253)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,798)	(44,798)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,170)	(2,170)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	658	—	—	—	658
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(5,037)	—	(5,307)
Net income	—	—	—	—	—	—	—	—	—	—	—	(484,426)	(484,426)

Balance at March 31, 2023	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,244,913	$—	$(354,102)	$(63,544,521)	$(3,323,026)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash Flows from Operating Activities
Net gain (loss)	$(484,426)	$215,314
Adjustment to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	44,806	52,516
Asset retirement obligation accretion	48,205	42,478
Operating lease	165	(272)
Amortization of debt discount	13,857	13,857
Unrealized (gain) loss	(248,451)
Change in fair value of derivative liabilities	—	(17,485)
Warrants issued as financing fees	658	717
Changes in operating assets and liabilities
Accounts receivable	27	(223,688)
Other current assets	374	(756)
Other assets	(7,022)	11,419
Accounts payable	60,295	(68,892)
Accounts payable – related parties	371,796	2,331
Accrued liabilities	(18,466)	(6,568)
Accrued liabilities – related parties	125,225	54,525
Net cash flows provided by (used in) operating activities	(92,957)	75,496

Cash Flows from Investing Activities
Cash flows provided by (used in) investing activities	—	—

Cash Flows from Financing Activities
Repayments on notes payable	(140,463)	(9,456)
Repayments on related party notes payable	(180,113)	—
Series C preferred stock	—	25,000
Cash flows provided by (used in) financing activities	(320,576)	15,544

Changes in foreign exchange rate	1,057	38

Net change in cash	(412,476)	91,078
Cash at beginning of period	1,425,335	14,058
Cash at end of period	$1,012,859	$105,136

SUPPLEMENTAL DISCLOSURES

	Three months ended March 31, 2023	Three months ended March 31, 2022
SUPPLEMENTAL DISCLOSURES
Interest paid	$25,768	$40,544
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	44,798	44,797
Series C preferred dividends accrued	2,170	2,066
Accrued dividends moved from accrued liabilities related party to accrued liabilities	212,444	—
Debt converted to marketable securities	(157,315)	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (the “Company”, Petrolia” or “PEC”) is in the business of oil and gas exploration, development, and production.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2022, as reported in the Form 10-K, have been omitted.

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

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include depreciation of furniture, equipment and software, asset retirement obligations (“AROs”) (Note 10), income taxes, and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom.

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the un-weighted arithmetic average of the first day of the month price for each month within the 12 -month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period.

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

Furniture, equipment, and software

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

Stock-based compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718, Stock-based compensation. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and are recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Sholes Option Pricing Model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The Company may grant stock to employees and non-employees in exchange for goods, services or for settlement of liabilities. Shares granted to employees in exchange for goods, services or settlement of liabilities are measured based on the fair value of the shares issued. Shares granted to non-employees in exchange for goods or services are measured based on the fair value of the consideration received or the fair value of the shares issued, whichever is more reliably measurable.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the three months ended March 31, 2023 and 2022.

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

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Three purchasers accounted for all of the Company’s oil sales revenues for 2023 and 2022. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2023, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2023, and December 31,2022.

March 31, 2023	Level 1	Level 2	Level 3	Total
ARO liabilities	—	—	2,350,530	2,350,530

December 31, 2022
ARO liabilities	—	—	2,301,335	2,301,335

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

NOTE 4. NOTES RECEIVABLE

On February 16, 2022, Petrolia Canada Corporation (PCC), a wholly-owned subsidiary of Petrolia Energy Corporation (PEC), entered into a Purchase and Sale Agreement (PSA) and Debt Settlement Agreement (DSA) with Prospera Energy, Inc. (Prospera) whereby PCC sold its 28% working interest in the Luseland, Hearts Hill and Cuthbert fields. The PSA and DSA agreements were effective as of October 1, 2021. The DSA included a convertible debenture for $510,000 (CAD) with an interest rate of 8% per annum, compounded quarterly for a term of two years.

The debenture was convertible at PCC’s option into common shares of Prospera at a conversion price of $0.05 (CAD) per share in the first year, from March 1, 2022 to March 31, 2023 and $0.10 (CAD) in the second year from April 1, 2023 to March 31, 2024. Applicable interest will be payable in cash or shares of Prospera at the current market price. For more information, please see Form 8-K filed on February 28, 2022.

NOTE 5. HELD FOR TRADING SECURITIES

We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values.

As previously reported, on February 16, 2022, Petrolia Canada Corporation (PCC), a wholly-owned subsidiary of Petrolia Energy Corporation (PEC), entered into a Purchase and Sale Agreement (PSA) and Debt Settlement Agreement (DSA) with Prospera Energy, Inc. (Prospera) whereby PCC sold its 28% working interest in the Luseland, Hearts Hill and Cuthbert fields. The PSA and DSA agreements were effective as of October 1, 2021. In January of 2023, the Company converted $210,000 (CAD) ($157,315 USD using prevailing rates at that date) of our debenture from Prospera into shares of Prospera Common stock at a conversion rate of $0.05 (CAD) per share.

NOTE 6. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025
Dispositions	—	375	375
Foreign currency translation	(159,363)	—	(159,363)
As of December 31, 2022	$2,333,040	$4,304,997	$6,638,037
Foreign currency translations	1,896	—	1,896
As of March 31, 2023	$2,334,936	$4,304,997	$6,639,933

Accumulated depletion
As of December 31, 2021	$387,409	$61,551	$448,960
Depletion	237,067	—	237,067
Foreign currency translation	(34,273)	—	(34,273)
As of December 31, 2022	$590,203	$61,551	$651,754
Depletion	44,806	—	44,806
Foreign currency translation	450	—	450
As of March 31, 2023	$635,459	$61,551	$697,010

Net book value as of December 31, 2022	$1,742,837	$4,243,446	$5,986,283
Net book value as of March 31, 2023	$1,699,477	$4,243,446	$5,942,923

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

Utikuma Field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset historically producing approximately 500 barrels of oil per day (bpd) of light oil. The working interest was acquired from Blue Sky Resources Ltd (“Blue Sky”). in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky.

Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of West Texas Intermediate (WTI) crude. At the time the WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time the WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50 per barrel (bbl) on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from Blue Sky Resources (BSR). The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement $763,754 CAD ($564,363 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($362,539 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On May 5, 2023, the Company was notified by BSR, the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred some damage.

NOTE 7. LEASES

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as a right-of-use (ROU) asset and a corresponding lease liability. The guidance also requires additional disclosures as detailed below. We adopted this standard on the effective date of January 1, 2019 and used this effective date as the date of initial application. Under this application method, we were not required to restate prior period financial information or provide Topic 842 disclosures for prior periods. We elected the ‘package of practical expedients,’ which permitted us to not reassess our prior conclusions related to lease identification, lease classification, and initial direct costs, and we did not elect the use of hindsight.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of March 31, 2023, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	March 31, 2023	December 31, 2022

Right-of-use assets	Other long-term assets	21,706	23,086
Current lease liabilities	Other current liabilities	5,656	5,482
Non-current lease liabilities	Other long-term liabilities	16,325	17,714

As of March 31, 2023, the maturities of our lease liability are as follows:

2023	$3,808
2024	5,714
2025	6,472
2026	5,987
Total	$21,981
Less imputed interest	(275)
Present value of lease liabilities	$21,706

NOTE 8. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

	Interest rate	Date of maturity	March 31, 2023		December 31, 2022
Credit note I(ii)	10%	January 1, 2020	$286,446		$426,909
Discount on credit note I			(27,715)		(41,572)
Lee Lytton		On Demand	3,500		3,500
M. Hortwitz	10%	October 14, 2016	10,000		10,000
			$272,231	(i)	$398,837

(i)	All notes are current liabilities (due within one year or less from March 31, 2023).

(ii)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matured on June 30, 2020, and included (as discussed below) warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars which expired on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 shares of common stock, at an exercise price of $0.05 per share which expired on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614. Payments totaling $150,000 were made on this note during the first quarter of 2023, applied to accrued interest first and then principal.

The following is a schedule of future minimum repayments of notes payable as of March 31, 2023:

2023	$272,231
Thereafter	—
$272,231

NOTE 9. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

	Interest rate	Date of maturity	March 31, 2023		December 31, 2022
Quinten Beasley	10%	October 14, 2016	5,000		5,000
Blue Sky Resources (ii)	3.5%	December 31, 2021	178,923		178,923
Blue Sky Resources (iii)	10%	December 31, 2021	150,000		150,000
Blue Sky Resources (iv)	10%	December 31, 2022	2,085,432		2,085,432
Ivar Siem (v)	9%	December 31, 2021	278,435		278,435
Mark Allen (vi)	9%	September 2, 2021	55,000		55,000
Mark Allen (vii)	12%	June 30, 2020	200,000		200,000
Mark Allen (viii)	9%	June 30, 2021	61,012		241,125
Joel Oppenheim (ix)	10%	December 31, 2021	266,900		266,900
			$3,280,702	(i)	$3,460,815

(i)	All notes are current liabilities (due within one year or less from March 31, 2023.)

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it previously could be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. This LOC was subsequently extended until December 31, 2021. On February 2, 2022, the LOC was assigned to Blue Sky Resources.

(iii)	On February 3, 2022, Joel Oppenheim, a former Board member, assigned $150,000 of his note to Blue Sky Resources.

(iv)	On December 1, 2021, the Company signed an amended loan agreement with a third party for $2,085,432, which combined prior credit notes and accrued interest on those amounts. The loan bears interest at 10% per annum and had a maturity date of December 31, 2022. The note was secured by a security interest against the 25% Working Interest in the Cona assets, a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. The note was assigned to Blue Sky Resources on February 11, 2022, and moved to Related Party Notes Payable.

(v)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem, a member of the Board of Directors. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the noteholder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the noteholder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on March 1, 2022. The warrants were issued on January 1, 2021. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% per annum and matured on December 21, 2021.

(vi)	On April 15, 2020, the Company entered into an agreement with Mark Allen, that included a funding clause where the Company borrowed $55,000 from Mr. Allen, the Company’s Chief Executive Officer. The note bears interest at an interest rate of 9% per annum and matured on September 2, 2021.

(vii)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matured on June 30, 2020. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(viii)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matured on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expire on January 3, 2023. The fair value of issued warrants were recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matures on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on February 14, 2022. The fair value of issued warrants were recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on June 30, 2021. A payment of $196,344 was made on this note in the first quarter of 2023, applied to accrued interest first and then principal.

(ix)	Various shareholder advances were provided by Joel Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and matured on December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned to Blue Sky Resources.

The following is a schedule of future minimum repayments of related party notes payable as of March 31, 2023:

2023	$3,280,702
Thereafter	—
$3,280,702

NOTE 10. ASSET RETIREMENT OBLIGATIONS

The Company has a number of oil and gas wells in production and will have AROs once the wells are permanently removed from service. The primary obligations involve the removal and disposal of surface equipment, plugging and abandoning the wells and site restoration.

The Company is the operator of certain wells located in New Mexico, at the Twin Lakes San Andres Unit (“TLSAU”) Field. TLSAU is located 45 miles from Roswell, Chaves County, New Mexico.

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

The Company acknowledged the violations alleged in the NOV and requested an informal resolution. On December 30, 2021, to resolve this matter, Petrolia entered into a Stipulated Final Order ( the “SFO”) in Case No. 21982 with the OCD whereby Petrolia among other things agreed to: (i) submit appropriate forms for wells identified on the SFO Inactive Well List, (ii) plug the specific TLSAU wells listed in section 8 (c) and (d) of the SFO, as well as submit all required information and forms specified in the SFO, (iii) open an escrow account meeting the terms listed in the SFO, (iv) deposit funds into an escrow account within the timeframe described in the SFO, and (v) provide the OCD with a report proposing deadlines for bringing all remaining wells into compliance. The Company recognized an additional liability of $792,000 to plug these wells in 2020.

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

For the purpose of determining the fair value of AROs incurred during the years presented, the Company used the following assumptions:

March 31, 2023
Inflation rate	1.92 - 2.15%
Estimated asset life	12-21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027
Accretion expense	145,191	28,412	173,603
Disposition	—	(47,624)	(47,624)
Foreign currency translation	(81,671)	—	(81,671)
Asset retirement obligations, December 31, 2022	$1,249,816	$1,051,518	$2,301,335
Accretion expense	37,550	10,655	48,205
Foreign currency translation	991	—	991
Asset retirement obligations, March 31, 2023	$1,288,357	$1,062,173	$2,350,530

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $44,798 were declared for the three months ended March 31, 2023, and $44,797 for the three months ended March 31, 2022.

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

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $2,170 and $2,066 were declared for the three months ended March 31, 2023, and March 31, 2022, respectively.

Common stock

The common stock of Petrolia Energy Corporation is currently not publicly traded.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2021	29,700,000	0.13
Granted	1,000,000	0.10
Expired	(6,730,000)	0.11
Outstanding at year ended December 31, 2022	23,970,000	0.13
Granted	250,000	0.10
Expired	(6,000,000)	0.12
Outstanding at March 31, 2023	18,220,000	$0.14

As of March 31, 2023, the weighted-average remaining contractual life of warrants outstanding was 0.84 years (December 31, 2022 – 0.81 years).

As of March 31, 2023, the intrinsic value of warrants outstanding is $0.00 (December 31, 2022 - $0.00).

The table below summarizes warrant issuances during the three months ended March 31, 2023, and year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Warrants granted:
Pursuant to financing arrangements	250,000	1,000,000
Total	250,000	1,000,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.81%	2.49% – 4.22%
Expected life	3.0 years	3.0 years
Expected dividend rate	0%	0%
Expected volatility	253%	267% to 299%

NOTE 12. RELATED PARTY TRANSACTIONS

On January 31, 2022, Board Member Leo Womack purchased 2,500 shares of Series C Preferred Stock for cash of $25,000.

NOTE 13. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Three months ended March 31, 2022
Revenue	$1,830,281	$6,079	$1,836,360
Production costs	(1,263,889)	(12,386)	(1,276,275)
Depreciation, depletion, amortization, and accretion	(87,190)	(7,804)	(94,994)
Results of operations from producing activities	$479,202	$(14,111)	$(465,091)

Total long-lived assets, March 31, 2022	$2,083,418	$4,243,225	$6,326,643

Three months ended March 31, 2023
Revenue	$1,376,317	$—	$1,376,317
Production costs	(1,651,335)	(8,145)	(1,659,480)
Depreciation, depletion, amortization, and accretion	(82,356)	(10,655)	(93,011)
Results of operations from producing activities	$(357,374)	$(18,800)	$(376,174)

Total long-lived assets, March 31, 2023	$1,699,477	$4,243,446	$5,942,923

NOTE 14. SUBSEQUENT EVENTS

On April 3, 2023, the Company converted the remaining $300,000 (CAD) ($223,248 USD using prevailing rates at that date) of our debenture from Prospera into shares of Prospera Common stock at a conversion rate of $0.05 (CAD) per share.

On April 20, 2023, Petrolia Canada Corporation filed a Statement of Defense to Counterclaim, Reply to Defense, and Amended Statement of Claim, adding Zel Khan and Quinten Beasley as defendants in the Court File Number 2301-01310 matter filed in the Calgary Court of King’s Bench of Alberta.

On May 5, 2023, the Company was notified by Blue Sky Resources (BSR), the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred some damage.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Please see the “Glossary of Oil and Gas Terms” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on May 12, 2023 (the “2022 Annual Report”) for a list of abbreviations and definitions used throughout this Report.

This information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Consolidated Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Petrolia”, “PEC” and “Petrolia Energy Corp.” refer specifically to Petrolia Energy Corp. and its wholly-owned subsidiaries.

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

Background

The Company was incorporated in Colorado in 2002. In 2015, the Company became active in the exploration and production of oil and gas properties. In 2016 the Company formally changed its name to Petrolia Energy Corporation and redomiciled from Colorado to Texas.

Petrolia Energy Corporation explores for, develops, and produces crude oil, natural gas liquids (NGLs) and natural gas in producing basins in the United States of America and Canada. PEC’s principal oil and gas assets are further described in the “Plan of Operation” below. As of December 31, 2022, PEC’s total estimated net proved reserves were 1,065 thousand barrels of oil equivalent (MBoe), of which approximately 1,060 thousand barrels (MBbl) were crude oil and condensate reserves and approximately 29 million cubic feet (MMcf), or 5 MBoe, were natural gas reserves.

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

Plan of Operation

Since 2015, PEC has established a clearly defined strategy to acquire, enhance and redevelop high-quality oil and gas assets. The Company has been focusing on assets in the United States and Canada while actively pursuing its strategy to offer low-cost operational solutions in established oil and gas regions. We believe our mix of oil-in-place conventional plays, low-risk resource plays and the redevelopment of our late-stage plays is a solid foundation for growth. Maintaining the lowest possible operating cost structure, coupled with efficient and safe operations, is integral in the implementation of PEC’s strategy.

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

Utikuma Lake field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset historically producing a total of approximately 500 bpd of light oil.

The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement $763,754 CAD ($564,363 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($362,539 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

As of December 31, 2022, Utikuma total estimated net proved reserves were approximately 719 thousand barrels of oil equivalent (MBoe) and total estimated net probable reserves were approximately 177 thousand barrels of oil equivalent (MBoe).

On May 5, 2023, the Company was notified by Blue Sky Resources (BSR), the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our Utikuma oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred some damage.

Results of Operations

Revenues

Our oil and gas revenue reported for the three months ended March 31, 2023 was $1,376,317, a decrease of $460,043 from the three months ended March 31, 2022. The decrease was due to decreased production at the Utikuma field, as well as lower sales prices for the oil sold.

Operating Expenses

Operating expenses increased by $494,213, to $2,013,328 for the three-month period ended March 31, 2023, compared to $1,519,115 for the three months ended March 31, 2022. Operating expenses at Utikuma were higher, and increased funds were spent on repairs and maintenance as well. General and administrative expenses were also higher, due to payments to our auditors as we caught up on our SEC filings, and payments to lawyers related to our ongoing litigation, described in Item 1 of Part II of this report.

Other income (expense)

The Company had net other income of $152,585 for the three-month period ended March 31, 2023, compared to a net other expense of $101,931 for the three-month ended March 31, 2022. The main driver of this change was the unrealized gain on held-for-trading securities, described in more detail in Note 5. Our interest expense was lower, as debt has been paid down. We also sold scrap tubing at our Twin Lakes field, as we worked on plugging two wells.

Foreign exchange loss was $5,037 for the three-month period ended March 31, 2023, compared to a gain of $29,857 for the three-month period ended March 31, 2022. The increase resulted from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the three months ended March 31, 2023, was $484,426, compared to net income of $215,314 for the three months ended March 31, 2022. The primary reasons for the change were decreased production and increased operating expenses at the Utikuma field, and our increased general and administrative expenses described above.

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $1,417,221 and total assets of $8,569,540. Our total current liabilities as of March 31, 2023 were $9,525,711 and total liabilities of $11,892,566. We had negative working capital of $8,108,490 as of March 31, 2023. All of our notes payable are past their maturity dates, and we owe a balance to the operator of the Utikuma asset.

Our material asset balances are made up of oil and gas properties and related equipment. We also held $1,012,859 of cash, and $403,458 of held-for-trading securities. Our most significant liabilities are notes payable and notes payable related party of $3,552,933 along with accounts payable and accrued liabilities totaling $5,967,122. Our largest accounts payable balance is with the operator of the Utikuma asset. The largest accrued liabilities are $1,045,488 of accrued dividends on our preferred stock and $980,677 owed to related parties for board fees and other compensation.

Net cash generated (used) by operating activities was $(92,957) and $75,496 for the three months ended March 31, 2023, and 2022, respectively. The primary cause for the change was payment of fees to outside parties for legal and auditing services.

Net cash from investing activities was $0.00 for the three months ended March 31, 2023, and the three months ended March 31, 2022.

Net cash used by financing activities was $320,576 for the three months ended March 31, 2023; net cash provided by financing activities was $15,544 for the three months ended March 31, 2022. We paid down $320,576 in debt during the three months ended March 31, 2023. The cash provided in 2022 was proceeds from issuance of preferred stock, offset by payments of $9,456 to notes payable.

During the three months ended March 31, 2023, the Company operated at a negative cash flow from operations of approximately $31,000 per month, and our auditors have raised a going concern.

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

It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessen the difficulty of obtaining financing. However, price increases may heighten the competition for oil and gas prospects and may increase the costs of exploration and development.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $63,544,521 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4 Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon such evaluation, the Chief Executive Officer and the interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

On January 28, 2022, the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934 to suspend for a period not exceeding twelve months or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Division of Enforcement at the Securities and Exchange Commission (the “Division”) filed a Motion for Summary Disposition in this matter and the Company filed a Response to the Motion for Summary Disposition in April 2022. On May 5, 2022, the Division filed its Response in Support of its Motion for Summary Disposition. On April 18, 2023, the Company was ordered to submit a brief by May 16, 2023, regarding the Company’s remedial efforts since these proceedings were instituted. The Company plans to submit such brief by May 16, 2023. The ultimate outcome of the proceeding is unknown and could result in the termination of the Exchange Act registration of the Company’s common stock pursuant to Section 12(j) of the Exchange Act.

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

Beasley is seeking repayment of the outstanding balance of $5,000 plus accrued interest ($4,710) allegedly owed to him by the Company in connection with a promissory note entered into with the Company on July 14, 2016

In September 2022, Joel Oppenheim (“Oppenheim”) and Critical Update, Inc., owned by Beasley (“Critical Update” and collectively with Oppenheim, the “Intervenors”), filed a Petition in Intervention. Oppenheim alleges that he advanced at least $797,000 to the Company from 2015 to 2019 (including $416,900 alleged owed under a loan agreement) and that he also provided various certificates of deposit to the Company in the aggregate amount of $258,251. Oppenheim is seeking return of amounts advanced with interest, a declaratory judgment establishing the amount of Company stock and warrants owed to him, and attorney’s fees. Separately, Critical Update is seeking $120,000 CAD alleged owed to it in consideration for services rendered to Petrolia Canada, plus interest and attorney’s fees.

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

Item 1A Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on May 12, 2023 under the heading “Risk Factors”, except as set forth below and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022 under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Unanticipated problems at, or downtime affecting, our facilities and those operated by third parties on which we rely could have a material adverse effect on our results of operations.

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

For example, on May 5, 2023, the Company was notified by BSR, the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated, and that the highway to the Slave Lake area has been closed. Early assessments of the situation indicate that our Utikuma facilities may have incurred some damage.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities sold by the Company during and through the date of filing of this report.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not Applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	Inline XBRL Instance Document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROLIA ENERGY CORPORATION

May 15, 2023	By:	/s/ Mark M Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive)

May 15, 2023	By:	/s/ Heather M Monk
Heather M. Monk
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

