Form 10-Q/A
period 2022-03-31
Petrolia Energy Corp
filed 2023-07-28
CIK 1368637

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

EXPLANATORY NOTE

Petrolia Energy Corp. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the fiscal quarter ended March 31, 2022 (“Amendment No. 1”) to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, originally filed by the Company with the Securities and Exchange Commission on February 17, 2023 (the “Original Report”): to amend “Part I. Financial Information, Item 4 Controls and Procedures”, to disclose the conclusions of the Company’s principal executive and principal financial officer, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a–15 or 15d–15 of the Exchange Act, which were inadvertently left out of the Original Report.

Other than the changes discussed above, the filing of the currently dated Exhibit 31.1, 31.2, 32.1 and 32.2 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Report or the exhibits filed therewith. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission after the date of the Original Report.

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

This information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q/A and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Annual Report.

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

Item 4 Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

PETROLIA ENERGY CORPORATION

July 28, 2023	By:	/s/ Mark M Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive)

July 28, 2023	By:	/s/ Heather M Monk
Heather M. Monk
Interim Chief Financial Officer
(Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019	000-52690
10.01	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	09/30/2018	000-52690
10.02	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	09/30/2018	000-52690
10.03	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	09/30/2018	000-52690
10.04	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/2019	000-52690
10.05	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019	000-52690
10.06	Employment Agreement - Mark M Allen dated September 1, 2020		8-K	10.06	09/01/2020	000-52690
10.07	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.23	06/30/2019	000-52690
10.08	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.24	06/30/2019	000-52690
10.09	Executive Salary Payable Agreement – Mark M Allen dated March 30, 2021		10-Q	10.25	06/30/2019	000-52690
10.10	Debt to Equity Conversion Agreement – Mark M Allen dated March 30, 2021		10-Q	10.26	06/30/2019	000-52690
10.11	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.27	06/30/2019	000-52690
10.12	M Allen $120,000 Loan Agreement @ 10% – dated 1/3/20		10-Q	10.12	03/31/20	000-52690
10.13	M Allen $125,000 Loan Agreement @10% - dated February 14, 2020		10-Q	10.13	03/31/20	000-52690
10.14	Reinhart $1,000,000 Loan Agreement @ 10% - dated January 6, 2020		10-Q	10.14	03/31/20	000-52690
10.15	SUDS Consulting Agreement (Funding)– M Allen $62,000 @ 10% - dated 2/29/20		10-Q	10.15	03/31/20	000-52690
10.16	American Resources Loan Agreement $50,000 – non interest bearing dated 02/28/20		10-Q	10.16	03/31/20	000-52690
10.17	SUDS Development Funding-Allen $25K		10-Q	10.17	06/30/20	000-52690
10.18	PPP Loan Agreement-$56K-04/23/20		10-Q	10.18	06/30/20	000-52690
10.19	Letter Agreement for sale of PCC to BSR for $6.5M, effective 08/31/21		8-K	10.19	09/02/21	000-52690
10.20	Resignation of Z Khan as CEO effective 09/01/21		8-K	10.20	09/03/21	000-52690
10.21	Promotion of M Allen from President to CEO effective 09/01/21		8-K	10.21	09/03/21	000-52690
10.22	Lazy D Ranch Loan Agreement 09/02/20 - $75K		10-Q	10.22	09/30/21
10.23	8-K Lazy D Ranch Settlement (SUDS)		8-K	10.22	11/21/21	000-52690

10.24	TLSAU Notice of Violation from the New Mexico OCD		8-K	10.24	10/25/21	000-52690
10.25	Series B Preferred Stock		8-K	10.25	10/25/21	000-52690
10.26	TLSAU Stipulated Final Order		8-K	10.26	01/14/22	000-52690
10.27	Settlement with Argonaut Insurance Company		8-K	10.27	01/14/22	000-52690
10.28	Purchase and Sale Agreement and Debt Settlement with Prospera Energy		8-K	10.28	02/28/22	000-52690
10.29	Series C Convertible Preferred Stock		8-K	10.29	03/03/22	000-52690
10.30	Lawsuit against Jovian Petroleum, Zel Khan and Quinten Beasley		8-K	10.30	03/18/22	000-52690
10.31	Notice of Assignment - Emmett Lescroart loan to Petrolia Canada Corporation		10-Q	10.31	03/31/2021	000-52690
10.32	Amended Loan Agreement – Emmett Lescroart – The Prospera/Cona Assets – dated January 27, 2021		10-Q	10.32	03/31/2021	000-52690
10.33	Amended Loan Agreement – Emmett Lesroart – The Utikuma Asset – dated January 27, 2021		10-Q	10.33	03/31/2021	000-52690
10.34	Amended Loan Agreement – Joel Oppenheim – dated February 12, 2021		10-Q	10.34	03/31/2021	000-52690
10.35	Amended Loan Agreement – Ivar Siem/American Resources/Drillmar – dated January 1, 2021		10-Q	10.35	03/31/2021	000-52690
10.36	Amended Loan Agreement – Mark Allen – dated January 1, 2021		10-Q	10.36	03/31/2021	000-52690
14.1	Code of Ethical Business Conduct		10-Q	14.1	09/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	05/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019	000-52690
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019	000-52690
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	02/25/2019	000-52690
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101.INS	Inline XBRL Instance Document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*	X

* Filed herewith.

** Furnished herewith.

