Form 10-Q/A
period 2022-06-30
Petrolia Energy Corp
filed 2023-07-28
CIK 1368637

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

EXPLANATORY NOTE

Petrolia Energy Corp. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the fiscal quarter ended June 30, 2022 (“Amendment No. 1”) to amend the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, originally filed by the Company with the Securities and Exchange Commission on March 2, 2023 (the “Original Report”):

(a) to amend “Part I. Financial Information, Item 4 Controls and Procedures”, to disclose the conclusions of the Company’s principal executive and principal financial officer, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a–15 or 15d–15 of the Exchange Act, which were inadvertently left out of the Original Report;

(b) to include an analysis of the changes in each caption of stockholders’ equity and noncontrolling interests presented in the balance sheets included in the Original Report for the most recent interim quarter as well as the comparable quarter of the preceding fiscal year; and

(c) to amend “Part I. Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations”, to include a discussion of any material changes in the Company’s results of operations between the quarter ended June 30, 2022 and 2021.

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

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended June 30	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at March 31,2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,082,160	$—	$(264,105)	$(63,535,202)	$(3,539,960)

Stock based compensation	—	—	—	—	—	—	—	—	27,554	—	—	—	27,554
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,893)	(44,893)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	7,362	—	—	—	7,362
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(39,372)	—	(39,372)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(991,253)	(991,253)
Balance at June 30, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,117,076	$—	$(308,837)	$(64,571,348)	$(4,580,922)

Balance March 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,189	$—	$(239,298)	$(61,170,710)	$(87,135)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,798)	(44,798)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,194)	(2,194)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	699	—	—	—	699
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(62,759)	—	(62,759)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(861,594)	(861,594)
Balance at June 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,888	$—	$(302,057)	$(62,079,296)	$(1,807,781)

Six Months Ended June 30	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2020	199,100	$199	—	$—	—	$—	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock based compensation	—	—	—	—	—	—	—	—	54,923	—	—	—	54,923
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(89,568)	(89,568)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	16,614	—	—	—	16,614
Common shares issued for conversion of debt	—	—	—	—	—	—	2,700,000	2,700	86,400	—	—	—	89,100
Common shares issued for settlement of related party fee	—	—	—	—	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for settlement of loans	—	—	—	—	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(37,405)	—	(37,405)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,393,684)	(1,393,684)
Balance at June 30, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,117,076	$—	$(308,837)	$(64,571,348)	$(4,580,922)

Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(89,595)	(89,595)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(4,260)	(4,260)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	1,416	—	—	—	1,416
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(32,902)	—	(32,902)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(646,280)	(646,280)

Balance at June 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,888	$—	$(302,057)	$(62,079,296)	$(1,807,781)

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

In accordance with the terms of the Preferred Stock, cumulative dividends of $89,595 were declared for the six months ended June 30, 2022, and $89,568 for the six months ended June 30, 2021.

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

Results of Operations

Revenues

Oil and gas revenue reported for the second quarter of 2022 was $1,137,890, compared to $1,248,359 in the second quarter of 2021. The decrease was due to the sale of the CONA asset in 2021 but was offset by increased revenue from the Utikuma field. Production at Utikuma increased during the period, along with increases in the price of oil for the current period, compared to the prior period. Oil and gas revenue reported for the six months ended June 30, 2022, was $2,974,250, compared to $2,330,607 in the six months ended June 30, 2021. The increase in revenues was due to revenue from the Utikuma field, mainly as a result of higher production and higher oil prices and was offset by the sale of the CONA asset in the third quarter of 2021.

Operating Expenses

Operating expenses decreased by $274,663, to $1,876,258 for the second quarter of 2022, compared to $2,150,921 for the second quarter of 2021. The main reason for the decrease was less depreciation, depletion and the accretion of asset retirement obligations because of the smaller asset base for these items in the current period, compared to the prior period, after the sale of CONA. There was also a decrease of $41,185 in general and administrative expenses in the second quarter of 2022, compared to the second quarter of 2021, from the decrease in employees and contractors and related overhead expenses. Operating expenses increased by $105,637, to $3,395,373 for the six months ended June 30, 2022, compared to $3,289,736 for the six months ended June 30, 2021. The operating expense increase was primarily due to increased costs at Utikuma Field – lease operating expense for the six months ended June 30, 2022 was $2,898,236, compared to $2,148,469 for the six months ended June 30, 2021. It was partially reduced by the sale of the CONA asset. Depreciation, depletion and amortization and the accretion of asset retirement obligations were reduced because of the smaller asset base for these items in the current period, compared to the prior period, after the sale of CONA. The reduction in general and administrative costs by $224,353 to $297,603 for the six months ended June 30, 2022, compared to $521,956 was caused by the decrease in employees and contractors and related overhead expenses.

Other income (expense)

The Company had net other expense of $123,226 for the second quarter of 2022, compared to a net other expense of $88,791 for the second quarter of 2021. This difference was caused by changes in the fair market value of our derivatives as they neared the end of their amortization period, and a decrease in interest expense as we paid down debt. The Company had net other expense of $225,157 for the six months ended June 30, 2022, compared to a net other expense of $434,555 for the six months ended June 30, 2021. This difference was caused by changes in the fair market value of our derivatives as they neared the end of their amortization period, and a decrease in interest expense as we paid down debt.

Foreign exchange loss was $62,759 for the second quarter of 2022, compared to a loss of $39,732 for the second quarter of 2021. The change is from fluctuations in the value of the United States dollar against the Canadian dollar. Foreign exchange loss was $32,902 for the six months ended June 30, 2022, compared to a loss of $37,405 for the six months ended June 30, 2021. The change is from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the second quarter of 2022, was $971,345, compared to a net loss of $1,075,978 for the second quarter of 2021. The primary reasons for the change were increased production and sales revenue from the Utikuma Field, the reduced general and administrative expense, and the change in the fair value of our derivative liabilities. Net loss for the six months ended June 30, 2022, was $646,280, compared to a net loss of $1,393,684 for the six months ended June 30, 2021. The primary reasons for the change were increased production and sales revenue from the Utikuma Field, the reduced general and administrative expense, and the change in the fair value of our derivative liabilities.

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

Item 4 Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon such evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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
Heather M. Monk
Interim Chief Financial Officer
(Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	Filing Date/ Period End Date	File No.
04.01	Exhibit 4.1 - Description of Company’s Capital Stock		10-Q	04.01	06/30/2019	000-52690
10.01	Purchase and Sale Agreement dated and effective November 1, 2018, by and between Petrolia Energy Corporation and Crossroads Petroleum L.L.C.		10-Q	10.16	09/30/2018	000-52690
10.02	$240,000 Promissory Note dated November 2, 2018, by Crossroads Petroleum L.L.C. in favor of Petrolia Energy Corporation		10-Q	10.17	09/30/2018	000-52690
10.03	Loan Agreement dated September 17, 2018 with Emmett Lescroart		10-Q	10.18	09/30/2018	000-52690
10.04	Purchase and Sale Agreement dated and effective August 6, 2019, by and between Petrolia Energy Corporation and FlowTex Energy LLC		10-Q	10.19	06/30/2019	000-52690
10.05	Jovian Petroleum Corporation Line of Credit Extension, dated December 31, 2019		10-Q	10.20	06/30/2019	000-52690
10.06	Employment Agreement - Mark M Allen dated September 1, 2020		8-K	10.06	09/01/2020	000-52690
10.07	Executive Salary Payment Agreement – Zel Khan dated January 11, 2021		10-Q	10.23	06/30/2019	000-52690
10.08	Utikuma Letter Agreement between BSR and Petrolia dated June 29, 2020		10-Q	10.24	06/30/2019	000-52690
10.09	Executive Salary Payable Agreement – Mark M Allen dated March 30, 2021		10-Q	10.25	06/30/2019	000-52690
10.10	Debt to Equity Conversion Agreement – Mark M Allen dated March 30, 2021		10-Q	10.26	06/30/2019	000-52690
10.11	Settlement and Mutual Release Agreement – Paul Deputy dated January 29, 2021		10-Q	10.27	06/30/2019	000-52690
10.12	M Allen $120,000 Loan Agreement @ 10% – dated 1/3/20		10-Q	10.12	03/31/20	000-52690
10.13	M Allen $125,000 Loan Agreement @10% - dated February 14, 2020		10-Q	10.13	03/31/20	000-52690
10.14	Reinhart $1,000,000 Loan Agreement @ 10% - dated January 6, 2020		10-Q	10.14	03/31/20	000-52690
10.15	SUDS Consulting Agreement (Funding)– M Allen $62,000 @ 10% - dated 2/29/20		10-Q	10.15	03/31/20	000-52690
10.16	American Resources Loan Agreement $50,000 – non interest bearing dated 02/28/20		10-Q	10.16	03/31/20	000-52690
10.17	SUDS Development Funding-Allen $25K		10-Q	10.17	06/30/20	000-52690
10.18	PPP Loan Agreement-$56K-04/23/20		10-Q	10.18	06/30/20	000-52690
10.19	Letter Agreement for sale of PCC to BSR for $6.5M, effective 08/31/21		8-K	10.19	09/02/21	000-52690
10.20	Resignation of Z Khan as CEO effective 09/01/21		8-K	10.20	09/03/21	000-52690
10.21	Promotion of M Allen from President to CEO effective 09/01/21		8-K	10.21	09/03/21	000-52690
10.22	Lazy D Ranch Loan Agreement 09/02/20 - $75K		10-Q	10.22	09/30/21	000-52690
10.23	8-K Lazy D Ranch Settlement (SUDS)		8-K	10.22	11/21/21	000-52690

10.24	TLSAU Notice of Violation from the New Mexico OCD		8-K	10.24	10/25/21	000-52690
10.25	Series B Preferred Stock		8-K	10.25	10/25/21	000-52690
10.26	TLSAU Stipulated Final Order		8-K	10.26	01/14/22	000-52690
10.27	Settlement with Argonaut Insurance Company		8-K	10.27	01/14/22	000-52690
10.28	Purchase and Sale Agreement and Debt Settlement with Prospera Energy		8-K	10.28	02/28/22	000-52690
10.29	Series C Convertible Preferred Stock		8-K	10.29	03/03/22	000-52690
10.30	Lawsuit against Jovian Petroleum, Zel Khan and Quinten Beasley		8-K	10.30	03/18/22	000-52690
10.31	Notice of Assignment - Emmett Lescroart loan to Petrolia Canada Corporation		10-Q	10.31	03/31/2021	000-52690
10.32	Amended Loan Agreement – Emmett Lescroart – The Prospera/Cona Assets – dated January 27, 2021		10-Q	10.32	03/31/2021	000-52690
10.33	Amended Loan Agreement – Emmett Lesroart – The Utikuma Asset – dated January 27, 2021		10-Q	10.33	03/31/2021	000-52690
10.34	Amended Loan Agreement – Joel Oppenheim – dated February 12, 2021		10-Q	10.34	03/31/2021	000-52690
10.35	Amended Loan Agreement – Ivar Siem/American Resources/Drillmar – dated January 1, 2021		10-Q	10.35	03/31/2021	000-52690
10.36	Amended Loan Agreement – Mark Allen – dated January 1, 2021		10-Q	10.36	03/31/2021	000-52690
14.1	Code of Ethical Business Conduct		10-Q	14.1	09/30/2015	000-52690
14.2	Whistleblower Protection Policy		8-K	14.1	05/24/2018	000-52690
14.3	Insider Trading Policy		10-Q	14.3	06/30/2019	000-52690
14.4	Related Party Transaction Policy		10-Q	14.4	06/30/2019	000-52690
16.1	Letter to Securities and Exchange Commission from MaloneBailey, LLP, LLP, dated February 22, 2019		8-K	16.1	02/25/2019	000-52690
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101.INS	Inline XBRL Instance Document*	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document*	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*	X

* Filed herewith.

** Furnished herewith.

