Form 10-Q/A
period 2022-09-30
Petrolia Energy Corp
filed 2023-07-28
CIK 1368637

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

EXPLANATORY NOTE

Petrolia Energy Corp. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the fiscal quarter ended September 30, 2022 (“Amendment No. 1”) to amend the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, originally filed by the Company with the Securities and Exchange Commission on March 30, 2023 (the “Original Report”):

(a) to include an analysis of the changes in each caption of stockholders’ equity and noncontrolling interests presented in the balance sheets included in the Original Report for the most recent interim quarter as well as the comparable quarter of the preceding fiscal year; and

(b) to amend “Part I. Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations”, to include a discussion of any material changes in the Company’s results of operations between the quarter ended September 30, 2022 and 2021.

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

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended September 30, 2021

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at June 30, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,117,076	$—	$(308,837)	$(64,571,348)	$(4,580,922)

Stock based compensation	—	—	—	—	—	—	—	—	2,124	—	—	—	2,124
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,825)	(44,825)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	724	—	—	—	724
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	48,814	—	48,814
Net loss	—	—	—	—	—	—	—	—	—	—	—	(72,484)	(72,484)
Balance at September 30, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,119,924	$—	$(255,023)	$(64,688,657)	$(4,646,569)

Three Months Ended September 30, 2022

Balance June 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,888	$—	$(302,057)	$(62,079,296)	$(1,807,781)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,797)	(44,797)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,218)	(2,218)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	685	—	—	—	685
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(40,339)	—	(40,339)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(715,420)	(715,402)
Balance at September 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,243,573	$—	$(342,396)	$(62,841,731)	$(2,609,870)

Nine Months Ended September 30, 2021

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2020	199,100	$199	—	$—	—	$—	168,696,226	$168,696	$59,044,519	$—	$(266,432)	$(63,088,096)	$(4,141,114)

Stock based compensation	—	—	—	—	—	—	—	—	57,047	—	—	—	57,047
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(134,393)	(134,393)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	17,338	—	—	—	17,338
Common shares issued for conversion of debt	—	—	—	—	—	—	2,700,000	2,700	86,400	—	—	—	89,100
Common shares issued for settlement of related party fee	—	—	—	—	—	—	5,592,096	5,592	158,895	—	—	—	164,487
Warrants issued for settlement of loans	—	—	—	—	—	—	—	—	200,378	—	—	—	200,378
Gain on modification of related party debt	—	—	—	—	—	—	—	—	181,791	—	—	—	181,791
Gain on issuance of shares for settlement of accrued related party fees	—	—	—	—	—	—	—	—	373,556	—	—	—	373,556
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	11,409	—	11,409
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,466,168)	(1,466,168)
Balance at September 30, 2021	199,100	$199	—	$—	—	$—	176,988,322	$176,988	$60,119,924	$—	$(255,023)	$(64,688,657)	$(4,646,569)

Nine Months Ended September 30, 2022

Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(134,392)	(134,392)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(6,478)	(6,478)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	2,101	—	—	—	2,101
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(73,241)	—	(73,241)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,361,700)	(1,361,700)

Balance at September 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,243,573	$—	$(342,396)	$(62,841,731)	$(2,609,870)

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

Results of Operations

Revenues

Oil and gas revenue for the third quarter of 2022 was $2,158,100, compared to $1,723,706 in the third quarter of 2021. The increase was due to increased production and oil prices at the Utikuma Field. Our oil and gas revenue reported for the nine months ended September 30, 2022 was $5,132,360, an increase of $1,078,047 from the nine months ended September 30, 2021. The increase was due to revenue from the Utikuma Field and was offset by the sale of the CONA asset in the third quarter of 2021.

Operating Expenses

Operating expenses increased by $777,213, to $2,746,301 for the third quarter of 2022, compared to $1,969,088 for the third quarter of 2021. The main driver of this increase was greater operating costs at the Utikuma Field. Operating expenses increased by $882,850, to $6,141,674 for the nine-month period ended September 30, 2022, compared to $5,258,824 for the nine months ended September 30, 2021. The operating expense increase was primarily due to increased production at the Utikuma Field. Lease operating expense for the nine months ended September 30, 2022 was $5,354,001, compared to $3,726,759 for the nine months ended September 30, 2021. Operating expenses were partially reduced by the sale of the CONA asset. Depreciation, depletion and amortization and the accretion of asset retirement obligations were reduced because of the smaller asset base for these items after the sale of CONA. The reduction in general and administrative costs by $186,021 to $490,489 for the nine months ended September 30, 2022, compared to $676,510 was caused by the decrease in employees and contractor and related overhead expenses.

Other income (expense)

The Company had net other expense of $127,229 for the third quarter of 2022, compared to net other income of $172,898 for the third quarter of 2021. This difference was caused by changes in the fair market value of our derivatives as they approached the end of their amortization period, and a decrease in interest expense as we paid down debt. This was offset by the PPP loan that was forgiven in the third quarter of 2021. The Company had net other expense of $352,386 for the nine-month period ended September 30, 2022, compared to a net other expense of $261,657 for the nine months ended September 30, 2021. This difference was caused by changes in the fair market value of our derivatives as they approached the end of their amortization period, and a decrease in interest expense as we paid down debt.

Foreign exchange loss for the third quarter of 2022, was $40,339, compared to a foreign exchange gain of $48,814 in the third quarter of 2021. Foreign exchange loss was $73,241 for the nine-month period ended September 30, 2022, compared to a gain of $11,409 for the nine-month period ended September 30, 2021. The change is from fluctuations in the value of the United States dollar against the Canadian dollar.

Net Income (Loss)

Net loss for the third quarter of 2022 was $802,774, compared to a net loss of $68,495 for the third quarter of 2021. The main driver of this change was the increased operating expense at our Utikuma asset. Net loss for the nine months ended September 30, 2022, was $1,502,570, compared to a net loss of $1,600,561 for the nine months ended September 30, 2021. The primary reasons for the change were increased production from the Utikuma Field, the reduced general and administrative expense, and the change in the fair value of our derivative liabilities.

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

PETROLIA ENERGY CORPORATION

July 28, 2023	By:	/s/ Mark M. Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive Officer)

July 28, 2023	By:	/s/ Heather M. Monk
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

