Form 10-Q
period 2023-06-30
Petrolia Energy Corp
filed 2023-07-28
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,988,322 shares of common stock as of July 27, 2023.

FORWARD-LOOKING STATEMENTS

This Report contains statements which, to the extent that they do not recite historical fact, constitute forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts and may include the words “may,” “will,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other words or expressions of similar meaning. We have based these forward-looking statements on our current expectations about future events. The forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans.

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I: Financial Information

Item 1. Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$926,228	$1,425,335
Held-for-trading securities	336,103	—
Accounts receivable	58	290
Other current assets	641	5,641
Total current assets	1,263,030	1,431,266

Property and equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	6,691,605	6,638,037
Furniture, equipment & software	155,293	155,293
Less accumulated depreciation and depletion	(884,796)	(807,047)
Net property and equipment	5,962,102	5,986,283

Other assets
Operating lease right-of-use asset	20,311	23,086
Notes receivable	—	376,550
Other assets	983,881	956,928

Total Assets	$8,229,324	$8,774,113

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$188,412	$223,453
Accounts payable – related parties	3,404,178	2,466,155
Operating lease liability – current	5,833	5,482
Accrued liabilities	1,199,411	1,151,328
Accrued liabilities – related parties	1,761,143	1,536,247
Notes payable, current portion	142,082	398,837
Notes payable – related parties, current portion	3,244,309	3,460,815

Total current liabilities	9,945,368	9,242,317

Asset retirement obligations	2,426,523	2,301,335
Operating lease liability	14,918	17,714
Total Liabilities	$12,386,809	$11,561,366

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 199,100 shares issued and outstanding	$199	$199
Preferred Series B stock, $.01 par value; 3 shares authorized; 3 and 3 shares issued and outstanding	152,397	152,397
Preferred Series C stock, $0.10 par value, 50,000 shares authorized, 11,000 and 11,000 shares issued and outstanding	1,100	1,100

Common stock, $0.001 par value; 400,000,000 shares authorized; 176,988,322 and 176,988,322 shares issued and outstanding	176,988	176,988
Additional paid in capital	60,245,657	60,244,255
Accumulated other comprehensive income	(378,822)	(349,065)
Accumulated deficit	(64,355,004)	(63,013,127)
Total Stockholders’ Deficit	(4,157,485)	(2,787,253)
Total Liabilities and Stockholders’ Deficit	$8,229,324	$8,774,113

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Oil and gas sales
Oil and gas sales	$482,916	$1,137,890	$1,859,233	$2,974,250
Total Revenue	482,916	1,137,890	1,859,233	2,974,250

Operating expenses
Lease operating expense	884,453	1,622,399	2,543,933	2,898,236
Production tax	—	—	—	438
General and administrative expenses	312,547	149,757	573,384	297,603
Depreciation, depletion and amortization	18,270	60,682	63,076	113,198
Asset retirement obligation accretion	46,926	43,420	95,131	85,898
Total operating expenses	1,262,196	1,876,258	3,275,524	3,395,373

Loss from operations	(779,280)	(738,368)	(1,416,291)	(421,123)

Other income (expenses)
Interest expense	(96,778)	(123,080)	(206,663)	(248,017)
Unrealized gain (loss)	(83,334)	—	165,117	—
Gain (loss) on disposition of asset	259,659	—	259,659	—
Other income (expense)	818	—	14,837	5,521
Change in fair value of derivative liabilities	—	(146)	—	17,339
Total other income (expenses)	80,365	(123,226)	232,950	(225,157)
Net loss before taxes	(698,915)	(861,594)	(1,183,341)	(646,280)

Series A Preferred Dividends	(109,374)	(44,798)	(154,172)	(89,595)
Series C Preferred Dividends	(2,194)	(2,194)	(4,364)	(4,260)

Net Loss Attributable to Common Stockholders	(810,483)	(908,586)	(1,341,877)	(740,135)

Loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic & diluted	176,988,322	176,988,322	176,988,322	176,988,322

Other comprehensive income, net of tax
Foreign currency translation adjustments	(24,720)	(62,759)	(29,757)	(32,902)
Comprehensive income (loss)	$(835,203)	$(971,345)	$(1,371,634)	$(773,037)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended June 30	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance March 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,189	$—	$(239,298)	$(61,170,710)	$(87,135)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,798)	(44,798)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,194)	(2,194)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	699	—	—	—	699
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(62,759)	—	(62,759)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(861,594)	(861,594)
Balance at June 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,888	$—	$(302,057)	$(62,079,296)	$(1,807,781)

Balance March 31, 2023	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,244,913	$—	$(354,102)	$63,544,521)	$3,323,026)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(109,374)	(109,374)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,194)	(2,194)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	744	—	—	—	744
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(24,720)	—	(24,720)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(698,915)	(698,915)
Balance at June 30, 2023	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,245,657	$—	$(378,822)	$(64,355,004)	$(4,157,485)

Six Months Ended June 30	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	$176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(89,595)	(89,595)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(4,260)	(4,260)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	1,416	—	—	—	1,416
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(32,902)	—	(32,902)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(646,280)	(646,280)
Balance at June 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,888	$—	$(302,057)	$(62,079,296)	$(1,807,781)

Balance at December 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,244,255	$—	$(349,065)	$(63,013,127)	$(2,787,253)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(154,172)	(154,172)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(4,364)	(4,364)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	1,402	—	—	—	1,402
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—		(29,757)	—	(29,757)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1,183,341)	(1,183,341)
Balance at June 30, 2023	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,245,657	$—	$(378,822)	$(64,355,004)	$(4,157,485)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash Flows from Operating Activities
Net loss	$(1,183,341)	$(646,280)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	63,076	113,198
Asset retirement obligation accretion	95,131	85,898
Operating lease	330	(544)
Amortization of debt discount	27,715	27,715
Unrealized (gain) loss	(165,117)	—
Change in fair value of derivative liabilities	—	(17,339)
Warrants issued as financing fees	1,402	1,416
Gain on sale of asset	(259,659)
Changes in operating assets and liabilities
Accounts receivable	238	5,601
Other current assets	374	(756)
Other assets	(7,084)	40,442
Accounts payable	(36,264)	1,363,562
Accounts payable – related parties	853,061	(3,110)
Accrued liabilities	138,215	108,010
Accrued liabilities – related parties	(31,491)	75,584
Net cash flows provided by (used in) operating activities	(503,414)	1,153,397

Cash Flows from Investing Activities
Sale of securities	475,440	—
Cash flows provided by (used in) investing activities	475,440	—

Cash Flows from Financing Activities
Repayments on notes payable	(284,470)	(133,491)
Repayments on related party notes payable	(216,506)	(4,813)
Series C preferred stock	—	25,000
Cash flows provided by (used in) financing activities	(500,976)	(113,304)

Changes in foreign exchange rate	29,843	(42)

Net change in cash	(499,107)	1,040,051
Cash at beginning of period	1,425,335	14,058
Cash at end of period	$926,228	$1,054,109

SUPPLEMENTAL DISCLOSURES

	Six months ended June 30, 2023	Six months ended June 30, 2022
SUPPLEMENTAL DISCLOSURES
Interest paid	$32,868	$99,195
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	154,172	89,595
Series C preferred dividends accrued	4,364	4,260
Accrued dividends moved from accrued liabilities related party to accrued liabilities	212,444	—
Note receivable converted to marketable securities	380,563	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION:

Petrolia Energy Corporation (the “Company”, “Petrolia” or “PEC”) is in the business of oil and gas exploration, development, and production.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2022, as reported in the Form 10-K, have been omitted.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2022 and June 30, 2023, the Company did not hold any cash equivalents.

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

Under full cost accounting rules for each cost center, capitalized costs of evaluated oil and gas properties, including asset retirement costs, less accumulated amortization and related deferred income taxes, may not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current prices and operating conditions, discounted at ten percent (10%), plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged to operations. For purposes of the ceiling test calculation, current prices are defined as the un-weighted arithmetic average of the first day of the month price for each month within the 12-month period prior to the end of the reporting period. Prices are adjusted for basis or location differentials. Unless sales contracts specify otherwise, prices are held constant for the productive life of each well. Similarly, current costs are assumed to remain constant over the entire calculation period.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the three or six months ended June 30, 2023 and 2022.

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

Concentration of credit risk

The Company is subject to credit risk resulting from the concentration of its oil receivables with significant purchasers. Two purchasers accounted for all of the Company’s oil sales revenues for 2023 and 2022. The Company does not require collateral. While the Company believes its recorded receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company does not believe the loss of a purchaser would materially impact its operating results as oil is a fungible product with a well-established market and numerous purchasers.

At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2023, and December 31, 2022.

June 30, 2023	Level 1	Level 2	Level 3	Total
ARO liabilities	—	—	2,426,523	2,426,523

December 31, 2022
ARO liabilities	—	—	2,301,335	2,301,335

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

NOTE 3. GOING CONCERN

The Company has suffered recurring losses from operations and currently has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to generate profits by reducing overhead costs and reworking its existing oil or gas wells, funding permitting. The Company may need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals.

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

NOTE 4. NOTES RECEIVABLE

On February 16, 2022, Petrolia Canada Corporation (PCC), a wholly-owned subsidiary of the Company entered into a Purchase and Sale Agreement (PSA) and Debt Settlement Agreement (DSA) with Prospera Energy, Inc. (Prospera) whereby PCC sold its 28% working interest in the Luseland, Hearts Hill and Cuthbert fields to Prospera. The PSA and DSA agreements were effective as of October 1, 2021. The DSA included a convertible debenture for $510,000 (CAD) with an interest rate of 8% per annum, compounded quarterly for a term of two years.

The debenture was convertible at PCC’s option into common shares of Prospera at a conversion price of $0.05 (CAD) per share in the first year, from March 1, 2022 to March 31, 2023 and $0.10 (CAD) in the second year from April 1, 2023 to March 31, 2024. Applicable interest was payable in cash or shares of Prospera at the current market price. The convertible debenture was converted into equity of Prospera in February and March of 2023, as discussed below in Note 5.

NOTE 5. HELD FOR TRADING SECURITIES

We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. When equity investments are sold, the change in fair value will become a gain or loss realized on disposition of asset. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values.

As discussed in Note 4, on February 16, 2022, PCC entered into a Purchase and Sale Agreement and Debt Settlement Agreement with Prospera. In January of 2023, the Company converted $210,000 (CAD) ($157,315 USD using prevailing rates at that date) of our debenture from Prospera into shares of Prospera Common stock at a conversion rate of $0.05 (CAD) per share. In late March of 2023, the Company converted $300,000 (CAD) ($223,248 USD using prevailing rates at that date) of the debenture from Prospera into shares of Prospera common stock at a conversion rate of $0.05 (CAD) per share. The conversion was completed in early April of 2023.

NOTE 6. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025
Dispositions	—	375	375
Foreign currency translation	(159,363)	—	(159,363)
As of December 31, 2022	$2,333,040	$4,304,997	$6,638,037
Foreign currency translations	53,568	—	53,568
As of June 30, 2023	$2,386,608	$4,304,997	$6,691,605

Accumulated depletion
As of December 31, 2021	$387,409	$61,551	$448,960
Depletion	237,067	—	237,067
Foreign currency translation	(34,273)	—	(34,273)
As of December 31, 2022	$590,203	$61,551	$651,754
Depletion	63,076	—	63,076
Foreign currency translation	14,673	—	14,673
As of June 30, 2023	$667,952	$61,551	$729,503

Net book value as of December 31, 2022	$1,742,837	$4,243,446	$5,986,283
Net book value as of June 30, 2023	$1,718,656	$4,234,446	$5,962,102

U.S. Properties – Slick Unit Dutcher Sand (“SUDS”) Field

The Slick Unit Dutcher Sand (SUDS) field is located in Creek County, Oklahoma. Petrolia owns a 100% working interest (WI) with an approximately 76.5% net revenue interest (NRI) in the 2,530-acre field. The SUDS West unit is approximately 1,670 acres and the SUDS East unit is approximately 860 acres.

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

The SUDS field is currently shut-in while the Company completes a review of the land and lease records and subsurface geology. PEC is finalizing a SUDS capital budget with the intent to commence further field development in the third quarter of 2023.

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

PEC has recently plugged TLSAU wells #018 and #029 and is currently completing the surface remediation for these two wells.

Utikuma Field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset historically producing approximately 500 barrels of oil per day (bpd) of light oil. The working interest was acquired from Blue Sky Resources Ltd (“Blue Sky”) an affiliated party transaction. Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Zel Khan is currently the VP of Operations of Blue Sky, the operator of Petrolia Canada Corporation’s Utikuma field.

Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of West Texas Intermediate (WTI) crude. At the time the WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time the WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50 per barrel (bbl) on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from Blue Sky Resources (BSR). The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement of $763,754 CAD ($576,852 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($370,562 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On May 5, 2023, the Company was notified by BSR, the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated. The Utikuma field incurred some damage from the wildfires, though some of the wells have recently been returned to production.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of June 30, 2023, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	June 30, 2023	December 31, 2022

Right-of-use assets	Other long-term assets	$20,311	$23,086
Current lease liabilities	Other current liabilities	5,833	5,482
Non-current lease liabilities	Other long-term liabilities	14,918	17,714

As of June 30, 2023, the maturities of our lease liability are as follows:

2023	$2,164
2024	5,714
2025	6,472
2026	5,987
Total	$20,337
Less imputed interest	(26)
Present value of lease liabilities	$20,311

NOTE 8. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

	Interest rate	Date of maturity	June 30, 2023		December 31, 2022
Credit note I(ii)	10%	January 1, 2020	$142,439		$426,909
Discount on credit note I			(13,857)		(41,572)
Lee Lytton		On Demand	3,500		3,500
M. Hortwitz	10%	October 14, 2016	10,000		10,000
			$142,082	(i)	$398,837

(i)	All notes are current liabilities (due within one year or less from June 30, 2023).

(ii)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of $10% per annum and matured on June 30, 2020, and included (as discussed below) warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars which expired on January 2, 2023. The fair value of issued warrants were recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 shares of common stock, at an exercise price of $0.05 per share which expired on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614. Payments totaling $300,000 were made on this note during the first two quarters of 2023. $284,471 was paid toward principal and $15,529 was paid toward interest.

The following is a schedule of future minimum repayments of notes payable as of June 30, 2023:

2023	$155,939
Thereafter	—
$155,939

NOTE 9. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

	Interest rate	Date of maturity	June 30, 2023		December 31, 2022
Quinten Beasley	10%	October 14, 2016	5,000		5,000
Blue Sky Resources (ii)	3.5%	December 31, 2021	178,923		178,923
Blue Sky Resources (iii)	10%	December 31, 2021	150,000		150,000
Blue Sky Resources (iv)	10%	December 31, 2022	2,085,432		2,085,432
Ivar Siem (v)	9%	December 31, 2021	278,435		278,435
Mark Allen (vi)	9%	September 2, 2021	55,000		55,000
Mark Allen (vii)	12%	June 30, 2020	200,000		200,000
Mark Allen (viii)	9%	June 30, 2021	24,619		241,125
Joel Oppenheim (ix)	10%	December 31, 2021	266,900		266,900
			$3,244,309	(i)	$3,460,815

(i)	All notes are current liabilities (due within one year or less from June 30, 2023.)

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it previously could be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. This LOC was subsequently extended until December 31, 2021. On February 2, 2022, the LOC was assigned to Blue Sky Resources.

(iii)	On February 3, 2022, Joel Oppenheim, a former Board member, assigned $150,000 of his note to Blue Sky Resources.

(iv)	On December 1, 2021, the Company signed an amended loan agreement with a third party for $2,085,432, which combined prior credit notes and accrued interest on those amounts. The loan bears interest at 10% per annum and had a maturity date of December 31, 2022. The note was secured by a security interest of 25% Working Interest in the Cona assets, a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. The note was assigned to Blue Sky Resources on February 11, 2022, and moved to Related Party Notes Payable.

(v)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem, a then member of the Board of Directors. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the noteholder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the noteholder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on March 1, 2022. The warrants were issued on January 1, 2021. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% per annum and matured on December 21, 2021.

(vi)	On April 15, 2020, the Company entered into an agreement with Mark Allen, the Company’s Chief Executive Officer, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matured on September 2, 2021.

(vii)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matured on June 30, 2020. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(viii)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matured on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on January 3, 2023. The fair value of issued warrants was recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matured on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on February 14, 2022. The fair value of issued warrants was recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on June 30, 2021. Payments totaling $233,844 were made on this note in the first two quarters of 2023. $216,506 was applied to principal and $17,338 was applied toward interest.

(ix)	Various shareholder advances were provided by Joel Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and matured on December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned to Blue Sky Resources.

The following is a schedule of future minimum repayments of related party notes payable as of June 30, 2023:

2023	$3,244,309
Thereafter	—
$3,244,309

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

The Company acknowledged the violations alleged in the NOV and requested an informal resolution. On December 30, 2021, to resolve this matter, Petrolia entered into a Stipulated Final Order ( the “SFO”) in Case No. 21982 with the OCD whereby Petrolia among other things agreed to: (i) submit appropriate forms for wells identified on the SFO Inactive Well List, (ii) plug the specific TLSAU wells listed in section 8 (c) and (d) of the SFO, as well as submit all required information and forms specified in the SFO, (iii) open an escrow account meeting the terms listed in the SFO, (iv) deposit funds into an escrow account within the timeframe described in the SFO, and (v) provide the OCD with a report proposing deadlines for bringing all remaining wells into compliance. The Company recognized an additional liability of $792,000 to plug these wells in 2020. This amount was increased to

The Company entered into a settlement agreement on July 27, 2020 with Moon Company, Trustee of the O’Brien Mineral Trust pursuant to which nine leases totaling approximately 3,800 acres of the 4,880 acre Twin Lakes San Andres Unit were terminated as a part of the settlement agreement. Pursuant to this settlement agreement, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the trustee of the O’Brien Mineral Trust.

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

For the purpose of determining the fair value of AROs incurred during the years presented, the Company used the following assumptions:

June 30, 2023
Inflation rate	1.92 - 2.15%
Estimated asset life	12-21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027
Accretion expense	145,191	28,412	173,603
Disposition	—	(47,624)	(47,624)
Foreign currency translation	(81,671)	—	(81,671)
Asset retirement obligations, December 31, 2022	$1,249,816	$1,051,518	$2,301,335
Accretion expense	76,501	18,630	95,131
Foreign currency translation	30,058	—	30,058
Asset retirement obligations, June 30, 2023	$1,356,374	$1,070,148	$2,426,523

NOTE 11. EQUITY

Preferred stock

The holders of Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 9% per annum. The Preferred Stock will automatically convert into common stock when the Company’s common stock market price equals or exceeds $0.28 per share for 30 consecutive days. At conversion, the value of each dollar of preferred stock (based on a $10 per share price) will convert into 7.1429 common shares (which results in a $0.14 per common share conversion rate). The Series A Preferred Stock also automatically converts into common stock on the five-year anniversary of the filing of the designation of the Series A Preferred Stock with the Texas Secretary of State (which filing date was May 3, 2017). This automatic conversion should have occurred on May 3, 2022. We are in the process of informing the Series A Preferred shareholders of the automatic conversion of their Preferred shares to common shares. It is anticipated that the new common shares will be issued in early August 2023, after which shareholders will be notified of the conversion details. The previously accrued dividends through May 3, 2022 bear a default interest rate of 12% when they are not paid. In the first half of 2023, Series A Preferred Stock dividends in the amount of $154,172 have been accrued to account for the default rate, as well as regular quarterly dividends accrued in error after May 3, 2022.

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

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $4,364 and $4,260 were declared for the six months ended June 30, 2023, and June 30, 2022, respectively.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2021	29,700,000	0.13
Granted	1,000,000	0.10
Expired	(6,730,000)	0.11
Outstanding at year ended December 31, 2022	23,970,000	0.13
Granted	500,000	0.10
Expired	(8,000,000)	0.19
Outstanding at June 30, 2023	16,470,000	$0.10

As of June 30, 2023, the weighted-average remaining contractual life of warrants outstanding was 0.70 years (December 31, 2022 – 0.81 years).

As of June 30, 2023, the intrinsic value of warrants outstanding is $0.00 (December 31, 2022 - $0.00).

The table below summarizes warrant issuances during the six months ended June 30, 2023, and year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Warrants granted:
Pursuant to financing arrangements	500,000	1,000,000
Total	500,000	1,000,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.49%	2.49% – 4.22%
Expected life	3.0 years	3.0 years
Expected dividend rate	0%	0%
Expected volatility	360%	267% to 299%

NOTE 12. RELATED PARTY TRANSACTIONS

On January 31, 2022, Board Member Leo Womack purchased 2,500 shares of Series C Preferred Stock for cash of $25,000.

NOTE 13. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Three months ended June 30, 2022
Revenue	$1,137,890	$—	$1,137,890
Production costs	(1,525,407)	(96,992)	(1,622,399)
Depreciation, depletion, amortization, and accretion	(96,934)	(7,168)	(104,102)
Results of operations from producing activities	$(484,451)	$(104,160)	$(588,611)

Six months ended June 30, 2022
Revenue	$2,968,171	$6,079	$2,974,250
Production costs	(2,789,296)	(109,378)	(2,898,674)
Depreciation, depletion, amortization, and accretion	(184,124)	(14,972)	(199,096)
Results of operations from producing activities	$(5,249)	$(118,271)	$(123,520)

Total long-lived assets, June 30, 2022	$1,960,436	$4,243,071	$6,203,507

Three months ended June 30, 2023
Revenue	$482,916	$—	$482,916
Production costs	(880,758)	(3,695)	(884,453)
Depreciation, depletion, amortization, and accretion	(57,221)	(7,975)	(65,196)
Results of operations from producing activities	$(455,063)	$(11,670)	$(466,733)

Six months ended June 30, 2023
Revenue	$1,859,233	$—	$1,859,233
Production costs	(2,532,093)	(11,840)	(2,543,933)
Depreciation, depletion, amortization, and accretion	139,577)	(18,630)	(158,207)
Results of operations from producing activities	$(812,437)	$(30,470)	$(842,907)

Total long-lived assets, June 30, 2023	$1,718,656	$4,243,446	$5,962,102

NOTE 14. SUBSEQUENT EVENTS

All shares of the Series A Preferred Stock are being converted to common shares of stock. The Company determined that this conversion automatically occurred on May 3, 2022, per the terms of the Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Texas on May 3, 2017. The accrued dividends on the Series A Preferred Stock were adjusted. They stopped accruing on May 3, 2022, however the unpaid dividends accrued interest at a rate of 12%. The accrued dividends were adjusted to reflect this, and instructions have been sent to the Company’s transfer agent to complete the conversion. Series A Preferred shareholders are being informed of this conversion by letter, as required by the Certificate filed with the State of Texas.

All outstanding shares of Petrolia’s Series A Preferred Stock automatically converted into common stock of the Company pursuant to Section 3.2 of that certain Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed by the Company with the Secretary of State of Texas on May 3, 2017.

Specifically, (a) Section 3.2 of the Designation provides that “[e]ach share of Series A Preferred Stock and all Accrued Dividends thereon, shall automatically and without any required action by any Holder, be converted into that number of fully-paid, non-assessable shares of Common Stock as determined by dividing the Original Issue Price of each share of Series A Preferred and all Accrued Dividends thereon by the Conversion Price, on the Automatic Conversion Date”; and (b) Section 15.1 of the Designation provides that “Automatic Conversion Date” means “the first to occur of (i) the Holders of a majority of the shares of Series A Preferred Stock then outstanding consenting to an Automatic Conversion; (ii) the closing of Qualified Public Offering; (iii) the five year anniversary of the date that this Designation is filed with the Secretary of State of Texas; and (iv) the date that the average closing price per share of the Corporation’s Common Stock as reported on a national securities exchange, NASDAQ, the OTCQX, the OTCQB, or the OTC Pink market, equals or exceeds $0.28 per share (subject to adjustment in connection with any Recapitalization) during any period of thirty (30) consecutive trading days.” The Automatic Conversion occurred on May 3, 2022. The Company has determined that because this is a recapitalization, prior periods will not be restated.

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

The SUDS field is currently shut-in while the Company completes a review of the land and lease records and subsurface geology. PEC is finalizing a SUDS capital budget with the intent to commence further field development in the third quarter of 2023.

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

The majority of the TLSAU leases were terminated through the Stipulated Declaratory Judgment dated July 27, 2020 in the litigation between Moon Company, Trustee of the O’Brien Mineral Trust (Plaintiff) vs. Petrolia Energy Corporation (Defendant). Additional lease acreage was lost through the Stephanie Garcia Richard, Commissioner of Public Lands of the State of New Mexico (Plaintiff) vs. Oxy USA WTP, LP; Petrolia Energy Corp.; and Blue Sky NM Inc. (Defendants) litigation (Case No. D-101-CV-2021-00462).

The Twin Lakes San Andres Unit was terminated by the State of New Mexico Commissioner of Public Lands on August 28, 2019.

PEC has recently plugged TLSAU wells #018 and #029 and is currently completing the surface remediation for these two wells.

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

The working interest was acquired from Blue Sky Resources Ltd. in an affiliated party transaction as Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of WTI crude. At the time WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50/bbl on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from BSR. The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement $763,754 CAD ($576,852 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($370,562 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

As of December 31, 2022, Utikuma total estimated net proved reserves were approximately 719 thousand barrels of oil equivalent (Mboe) and total estimated net probable reserves were approximately 177 thousand barrels of oil equivalent (Mboe).

On May 5, 2023, the Company was notified by BSR, the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated. The Utikuma field incurred some damage from the wildfires, though some of the wells have recently been returned to production.

Results of Operations

Revenues

Oil and gas revenue reported for the second quarter of 2023 was $482,916 compared to $1,137,890 in the second quarter of 2022. The decrease was due to greatly reduced production because of wildfires in the vicinity of our Utikuma asset. Utikuma is our only revenue producing asset at this time. Oil and gas revenue reported for the six months ended June 30, 2023 was $1,859,233, compared to $2,974,250 for the first six months of 2022. This decrease is also attributable to the wildfires shutting in the Utikuma field.

Operating Expenses

Operating expenses for the second quarter of 2023 were $1,262,196, a decrease of $614,062 from $1,876,258 in the second quarter of 2022. Lease operating expense decreased from $1,622,399 in the second quarter of 2022 to $884,453 in the second quarter of 2023 because of the wildfires shutting in our Utikuma asset in Canada. The decrease was partially offset by an increase of $162,790 in general and administrative expense due to payments to our auditors as we caught up on our SEC filings, and payments to lawyers related to our ongoing litigation in the U.S. and Canada, described in Item 1 of Part II of this report. For the first six months of 2023, operating expenses were $3,275,524 compared to operating expenses of $3,395,373 in the first six months of 2022. In the first six months of 2023, lease operating expense was $354,303 less than the same period for 2022, because of the wildfires affecting Utikuma. General and administrative expenses for the first six months of 2023 were $275,781 greater than the same period for 2022 due to payments to our auditors as we caught up on our SEC filings, and payments to lawyers related to our ongoing litigation, described in Item 1 of Part II of this report.

Other income (expense)

The Company had net other income of $80,635 for the second quarter of 2023, compared to net other expense of $123,226 for the second quarter of 2022. Interest expense for the second quarter of 2023 was $96,778, a decrease of $26,302 from the second quarter of 2022, in which interest expense was $123,080. The decrease is due to the reduced principal owed on our debt, as we pay it down. There was also $259,659 of realized gain and $83,334 of unrealized loss in the second quarter of 2023, from the Prospera shares received from our convertible debenture. For more information, please see “Note 4. Notes Receivable” and “Note 5. Held for Trading Securities” of the footnotes to the financial statements included above. Net other income for the first six months of 2023 was $232,950, compared to net other expense of $225,157 for the first six months of 2022. Interest expense for the first six months of 2023 was $206,663, a decrease of $41,354 from the first six months of 2022, in which interest expense was 248,017. The decrease is due to the reduced principal owed on our debt, as we pay it down. There was also $259,659 of realized gain and $165,117 of unrealized gain in the first six months of 2022 from the Prospera shares received from our convertible debenture. For more information, please see “Note 4. Notes Receivable” and “Note 5. Held for Trading Securities” of the footnotes to the financial statements included above. Net other income for the first six months of 2023 was $232,950, compared to net other expense of $225,157 for the first six months of 2022.

Net Loss

Net loss for the second quarter of 2023 was $698,515, compared to a net loss of $861,594 for the second quarter of 2022. Comparing the second quarter of 2023 to the second quarter of 2022, the decreased revenue from Utikuma was offset by decreased lease operating expense, for a net gain of $82,972. General and administrative costs increased net loss between the two quarters by $162,170, due to increased legal and audit costs. This was offset by the realized and unrealized gains from our Held for Trading securities, for a total decrease in net loss of $176,325 for the quarter. Net loss for the six months ended June 30, 2023, was $1,183,341, compared with a net loss of $646,280 for the six months ended June 30, 2022. Decreased production and increased operating costs at Utikuma contributed $760,714 to the $532,627 increase in loss between the two periods. General and administrative expenses contributed $275,781 to the increased loss between the periods. Reduced interest offset increased loss by $41,354, and the unrealized gain and realized gain from Held for Trading securities offset the increase in loss by $424,776.

Foreign Exchange Loss

Foreign exchange loss was $24,720 for the second quarter of 2023, compared to a loss of $62,759 for the second quarter of 2022. The Canadian dollar strengthened against the U.S. Dollar during the second quarter of 2023. This increased the value of our assets in Canada, including our cash, trading securities and other assets. However, it also increases the U.S dollar value of our Canadian liabilities, which include accounts payable and asset retirement obligations, which outweighed the gain in value for PCC’s assets. Foreign exchange loss was $29,757 for the first six months of 2023, compared to a loss of $32,902 for the first six months of 2022. The change comes from fluctuations in the value of the United States dollar against the Canadian dollar. The Canadian dollar strengthened against the U.S. Dollar during the first six months of 2023. This increased the value of our assets in Canada, including our cash, trading securities and other assets. However, it also increases the U.S dollar value of our Canadian liabilities, which include accounts payable and asset retirement obligations, which outweighed the gain in value for PCC’s assets.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $1,263,030 and total assets of $8,229,324. Our total current liabilities as of June 30, 2023 were $9,945,368 and total liabilities were $12,386,809. We had negative working capital of $8,682,338 as of June 30, 2023. All of our notes payable are past their maturity dates, and we owe a balance to the operator of the Utikuma asset.

Our material asset balances are made up of oil and gas properties and related equipment. We also held $926,228 of cash, and $336,103 of held-for-trading securities. Our most significant liabilities are notes payable and notes payable related party of $3,386,391 along with accounts payable and accrued liabilities totaling $6,553,144. Our largest accounts payable balance is with the operator of the Utikuma asset. The largest accrued liabilities are $1,157,056 of accrued dividends on our preferred stock and $537,926 owed to related parties for board fees and other compensation.

Net cash generated (used) by operating activities was $(503,414) and $1,153,397 for the six months ended June 30, 2023, and 2022, respectively. The primary cause for the change is that in 2022, we took our revenue in kind for our Utikuma asset, receiving the payment directly from the purchases of our product from May through July. The operator of our Utikuma asset reverted back to netting our revenue with expenses in August of 2022. We have also paid down debt and paid increased legal and auditing fees in 2023 compared to 2022.

Net cash provided by investing activities was $475,440 for the six months ended June 30, 2023, and $0 the six months ended June 30, 2022. The change is due to the sale of stock received from our convertible debenture with Prospera Energy.

Net cash used by financing activities was $500,976 for the six months ended June 30, 2023; net cash used by financing activities was $113,304 for the six months ended June 30, 2022. We have continued to pay down debt since 2022, and net cash provided by financing activities for 2023 and 2022 was mainly associated with the repayment of notes payable and related notes payable.

During the six months ended June 30, 2023, the Company operated at a negative cash flow from operations of approximately $84,000 per month, and our auditors have raised a going concern.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to increase revenues by working over existing wells, and are also seeking to reduce general and administrative expenses and resolve ongoing litigation. However, we may need to raise additional funds to workover wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.

If additional financing is not available when needed, we may need to cease operations. There can be no assurance that we will be successful in raising the capital needed, including to recomplete oil or gas wells, nor that any such additional financing will be available to us on acceptable terms or at all.

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

It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit us to finance our operations to a greater extent with internally generated funds. Increased prices may also allow us to obtain equity financing more easily or on better terms, and lessen the difficulty of obtaining financing. However, price increases may heighten the competition for oil and gas prospects and may increase the costs of exploration and development.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $64,355,004 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4 Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon such evaluation, the Chief Executive Officer and the interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

On January 28, 2022, the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934 to suspend for a period not exceeding twelve months or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Division of Enforcement at the Securities and Exchange Commission (the “Division”) filed a Motion for Summary Disposition in this matter and the Company filed a Response to the Motion for Summary Disposition in April 2022. On May 5, 2022, the Division filed its Response in Support of its Motion for Summary Disposition. On April 18, 2023, the Company was ordered to submit a brief by May 16, 2023, regarding the Company’s remedial efforts since these proceedings were instituted. The Company submitted the brief, the Division responded to the brief, and we are finalizing our response to the Division’s response. The ultimate outcome of the proceeding is unknown and could result in the termination of the Exchange Act registration of the Company’s common stock pursuant to Section 12(j) of the Exchange Act.

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

On June 27, 2023, the Justice of the Court of King’s Bench of Alberta ordered that the Application Blue Sky filed to appoint a receiver and manager over the assets, undertakings, and properties of Petrolia Canada Corporation be adjourned sine die.

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

For example, on May 5, 2023, the Company was notified by BSR, the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated. Though there was some damage to our Utikuma asset, we have been informed that some production has been brought back online.

Illiquid and Volatile Equity Environment.

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. As such, there is no public market for our common stock. In the future, the Company plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol. There can be no assurance that FINRA will approve the Form 15c2-11 or that the Company’s common stock will be publicly quoted again. In the event our common stock is publicly traded in the future, variables that could affect our future stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;
●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income, and cash flows, or those of companies that are perceived to be similar to us;
●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts.
●	public reaction to our press releases, announcements, and filings with the SEC;
●	sales of our common stock by us or other shareholders, or the perception that such sales may occur;
●	the limited amount of our freely tradable common stock available in the public marketplace;
●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
●	the realization of any of the risk factors presented in this Report and our Annual Report;
●	the recruitment or departure of key personnel;
●	commencement of, or involvement in, litigation;
●	the prices of oil and natural gas;
●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
●	changes in market valuations of companies similar to ours; and
●	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Administrative Proceedings; Lack of Public Market for Common Stock.

Administrative Proceeding, File No. 3-20724 was filed by the SEC seeking to revoke the registration of each class of the Company’s securities registered pursuant to Section 12 of the Exchange Act in January 2022. In April of 2022, the SEC Division of Enforcement (the “Division”) filed a Motion for Summary Disposition seeking revocation of the registration of the Company’s securities. The Company plans to file a response to the SEC’s motion shortly after the filing of this Form 10-Q and seeks to have the Motion for Summary Disposition dismissed, but there is no assurance that the Company will be successful, and that the registration of the Company’s securities will not be revoked. In the event the registration of the Company’s securities is revoked, the Company will need to file a new Form 10 or Form S-1 registration statement with the SEC and engage a market maker to file a 15c2-11 to have our common stock publicly traded again, which such market maker may decide not to pursue or may be unsuccessful in completing. As a result, our securities may not be publicly traded in the future.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities sold by the Company during and through the date of filing of this report.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not Applicable.

Item 5 Other Information

Mr. Ivar Siem, our Director, passed away on July 18, 2023. Mr. Siem, age 77, had served as a director of the Company since April 2019. Our Board and management team wish to express our gratitude and appreciation for Mr. Siem’s many years of service to the Company and its stockholders, and we send our condolences to Mr. Siem’s family and friends.

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

