Form 10-Q
period 2023-09-30
Petrolia Energy Corp
filed 2023-11-15
CIK 1368637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 199,375,604 shares of common stock as of November 15, 2023.

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

PART I: Financial Information

Item 1. Financial Statements

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$584,615	$1,425,335
Held-for-trading securities	341,716	—
Accounts receivable	260	290
Other current assets	641	5,641
Total current assets	927,232	1,431,266

Property and equipment
Oil and gas, on the basis of full cost accounting
Evaluated properties	6,671,088	6,638,037
Furniture, equipment & software	155,293	155,293
Less accumulated depreciation and depletion	(898,254)	(807,047)
Net property and equipment	5,928,127	5,986,283

Other assets
Operating lease right-of-use asset	18,900	23,086
Notes receivable	—	376,550
Other assets	961,161	956,928

Total Assets	$7,835,420	$8,774,113

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$212,532	$223,453
Accounts payable – related parties	3,492,445	2,466,155
Operating lease liability – current	6,011	5,482
Accrued liabilities	182,294	1,151,328
Accrued liabilities – related parties	1,698,018	1,536,247
Notes payable, current portion	13,500	398,837
Notes payable – related parties, current portion	3,250,203	3,460,815
Total current liabilities	8,855,003	9,242,317

Asset retirement obligations	2,446,456	2,301,335
Operating lease liability	13,494	17,714
Total Liabilities	$11,314,953	$11,561,366

Stockholders’ Deficit
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 and 199,100 shares issued and outstanding	$—	$199
Preferred Series B stock, $.01 par value; 3 shares authorized; 3 and 3 shares issued and outstanding	152,397	152,397
Preferred Series C stock, $0.10 par value, 50,000 shares authorized, 11,000 and 11,000 shares issued and outstanding	1,100	1,100
Common stock, $0.001 par value; 400,000,000 shares authorized; 199,375,604 and 176,988,322 shares issued and outstanding	199,376	176,988
Additional paid in capital	61,367,435	60,244,255
Accumulated other comprehensive income	(354,750)	(349,065)
Accumulated deficit	(64,845,091)	(63,013,127)
Total Stockholders’ Deficit	(3,479,533)	(2,787,253)
Total Liabilities and Stockholders’ Deficit	$7,835,420	$8,774,113

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Oil and gas sales
Oil and gas sales	$903,525	$2,158,110	$2,762,758	$5,132,360
Total Revenue	903,525	2,158,110	2,762,758	5,132,360

Operating expenses
Lease operating expense	963,374	2,455,765	3,507,307	5,354,001
Production tax	—	—	—	438
General and administrative expenses	241,297	192,886	814,681	490,489
Depreciation, depletion and amortization	27,523	53,755	90,599	166,953
Asset retirement obligation accretion	48,338	43,895	143,469	129,793
Total operating expenses	1,280,532	2,746,301	4,556,056	6,141,674

Loss from operations	(377,007)	(588,191)	(1,793,298)	(1,009,314)

Other income (expenses)
Interest expense	(148,424)	(131,703)	(355,087)	(379,720)
Unrealized gain	22,183	—	187,300	—
Gain on disposition of asset	9,563	—	269,222	—
Other income	5,816	—	20,653	5,521
Change in fair value of derivative liabilities	—	4,474	—	21,813
Total other income (expenses)	(110,862)	(127,229)	122,088	(352,386)
Net loss before taxes	(487,869)	(715,420)	(1,671,210)	(1,361,700)

Series A Preferred Dividends	—	(44,797)	(154,172)	(134,392)
Series C Preferred Dividends	(2,218)	(2,218)	(6,582)	(6,478)

Net Loss Attributable to Common Stockholders	(490,087)	(762,435)	(1,831,964)	(1,502,570)

Loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic & diluted	191,345,383	176,988,322	181,826,599	176,988,322

Other comprehensive income, net of tax
Foreign currency translation adjustments	24,072	(40,339)	(5,685)	(73,241)
Comprehensive income (loss)	$(466,015)	$(802,774)	$(1,837,649)	$(1,575,811)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended September 30	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance June 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	$176,988,322	$176,988	$60,242,888	$—	$(302,057)	$(62,079,296)	$(1,807,781)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(44,797)	(44,797)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,218)	(2,218)
Warrants issued as financing fee	—	—	—	—	—	—	—	—	685	—	—	—	685
Other comprehensive loss	—	—	—	—	—	—	—	—	—		(40,339)	—	(40,339)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(715,420)	(715,420)
Balance at September 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	176,988,322	$176,988	$60,243,573	$—	$(342,396)	$(62,841,731)	$(2,609,870)

Balance June 30, 2023	199,100	$199	3	$152,397	11,000	$1,100	176,988,322	$176,988	$60,245,657	$—	$(378,822)	$(64,355,004)	$(4,157,485)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(2,218)	(2,218)
Series A conversion to common stock	(199,100)	(199)	—	—	—	—	22,387,282	22,388	1,121,030	—	—	—	1,143,219
Warrants issued as financing fee	—	—	—	—	—	—	—	—	748	—	—	—	748
Other comprehensive income	—	—	—	—	—	—	—	—	—		24,072	—	24,072
Net loss	—	—	—	—	—	—	—	—	—	—	—	(487,869)	(487,869)
Balance at September 30, 2023	—	$—	3	$152,397	11,000	$1,100	199,375,604	$199,376	$61,367,435	$—	$(354,750)	$(64,845,091)	$(3,479,533)

Nine Months Ended September 30	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional paid-in	Shares to be	Accumulated Other Comprehensive	Accumulated	Stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Issued	income	deficit	(deficit)
Balance at December 31, 2021	199,100	$199	3	$152,397	8,500	$850	176,988,322	$176,988	$60,216,722	$—	$(269,155)	$(61,339,161)	$(1,061,160)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(134,392)	(134,392)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(6,478)	(6,478)
Preferred Series C issued for cash	—	—	—	—	2,500	250	—	—	24,750	—	—	—	25,000
Warrants issued as financing fee	—	—	—	—	—	—	—	—	2,101	—	—	—	2,101
Other comprehensive loss	—	—	—	—	—	—	—	—	—		(73,241)	—	(73,241)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,361,700)	(1,361,700)
Balance at September 30, 2022	199,100	$199	3	$152,397	11,000	$1,100	176,988,322	$176,988	$60,243,573	$—	$(342,396)	$(62,841,731)	$(2,609,870)

Balance at December 31, 2022	199,100	$199	3	$152,397	11,000	$1,100	176,988,322	$176,988	$60,244,255	$—	$(349,065)	$(63,013,127)	$(2,787,253)
Series A preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(154,172)	(154,172)
Series C preferred dividends	—	—	—	—	—	—	—	—	—	—	—	(6,582)	(6,582)
Series A conversion to common stock	(199,100)	(199)	—	—	—	—	22,387,282	22,388	1,121,030	—	—	—	1,143,219
Warrants issued as financing fee	—	—	—	—	—	—	—	—	2,150	—	—	—	2,150
Other comprehensive loss	—	—	—	—	—	—	—	—	—		(5,685)	—	(5,685)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,671,210)	(1,671,210)
Balance at September 30, 2023	—	$—	3	$152,397	11,000	$1,100	199,375,604	$199,376	$61,367,435	$—	$(354,750)	$(64,845,091)	$(3,479,533)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash Flows from Operating Activities
Net loss	$(1,671,210)	$(1,361,700)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	90,599	166,953
Asset retirement obligation accretion	143,469	129,793
Operating lease	495	(816)
Amortization of debt discount	41,572	41,572
Unrealized gain	(187,300)	—
Change in fair value of derivative liabilities	—	(21,813)
Warrants issued as financing fees	2,150	2,101
Gain on sale of asset	(269,222)
Changes in operating assets and liabilities
Accounts receivable	31	5,565
Other current assets	(929)	(756)
Other assets	4,062	48,422
Accounts payable	(17,446)	2,482,829
Accounts payable – related parties	993,669	(1,407)
Accrued liabilities	151,809	230,870
Accrued liabilities – related parties	22,794	130,417
Net cash flows provided by (used in) operating activities	(695,457)	1,852,030

Cash Flows from Investing Activities
Sale of securities	489,951	—
Cash flows provided by investing activities	489,951	—

Cash Flows from Financing Activities
Repayments on notes payable	(426,909)	(266,826)
Repayments on related party notes payable	(210,612)	(4,813)
Series C preferred stock	—	25,000
Cash flows used in financing activities	(637,521)	(246,639)

Changes in foreign exchange rate	2,307	(196)

Net change in cash	(840,720)	1,605,195
Cash at beginning of period	1,425,335	14,058
Cash at end of period	$584,615	$1,619,253

SUPPLEMENTAL DISCLOSURES

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
SUPPLEMENTAL DISCLOSURES
Interest paid	$37,701	$99,195
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Series A preferred dividends accrued	154,172	89,595
Series C preferred dividends accrued	6,582	4,260
Accrued dividends moved from accrued liabilities related party to accrued liabilities	212,444	—
Series A preferred stock converted to common stock	1,143,217
Note receivable converted to marketable securities	380,563	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PETROLIA ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity date of three months or less to be cash equivalents. As of December 31, 2022 and September 30, 2023, the Company did not hold any cash equivalents.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the three or nine months ended September 30, 2023 and 2022.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023, the amounts reported for cash, accrued interest and other expenses, notes payable, convertible notes, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2023, and December 31, 2022.

September 30, 2023	Level 1	Level 2	Level 3	Total
ARO liabilities	—	—	2,446,456	2,446,456

December 31, 2022
ARO liabilities	—	—	2,301,335	2,301,335

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

Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

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

As discussed in Note 4, on February 16, 2022, PCC entered into a Purchase and Sale Agreement and Debt Settlement Agreement with Prospera. In January of 2023, the Company converted $210,000 (CAD) ($157,315 USD using prevailing rates at that date) of our debenture from Prospera into shares of Prospera Common stock at a conversion rate of $0.05 (CAD) per share. In late March of 2023, the Company converted $300,000 (CAD) ($223,248 USD using prevailing rates at that date) of the debenture from Prospera into shares of Prospera common stock at a conversion rate of $0.05 (CAD) per share. The conversion was completed in early April of 2023. As of September 30, 2023, there are 4,200,000 shares remaining. They are valued at the market price of $0.11 (CAD) per share, for a market value of $462,000 CAD, which translates to $341,716 USD. Realized gains are calculated by determining the difference between the sale price and the original basis of $0.05 CAD per share. Unrealized gains are calculated as the difference between the remaining shares at current value versus the basis of $0.05 CAD per share.

NOTE 6. EVALUATED PROPERTIES

The Company’s current properties can be summarized as follows.

Cost	Canadian properties	United States properties	Total
As of December 31, 2021	$2,492,403	$4,304,622	$6,797,025
Dispositions	—	375	375
Foreign currency translation	(159,363)	—	(159,363)
As of December 31, 2022	$2,333,040	$4,304,997	$6,638,037
Foreign currency translations	33,051	—	33,051
As of September 30, 2023	$2,366,091	$4,304,997	$6,671,088

Accumulated depletion
As of December 31, 2021	$387,409	$61,551	$448,960
Depletion	237,067	—	237,067
Foreign currency translation	(34,273)	—	(34,273)
As of December 31, 2022	$590,203	$61,551	$651,754
Depletion	90,599	—	90,599
Foreign currency translation	608	—	608
As of September 30, 2023	$681,410	$61,551	$742,961

Net book value as of December 31, 2022	$1,742,837	$4,243,446	$5,986,283
Net book value as of September 30, 2023	$1,684,681	$4,234,446	$5,928,127

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

The SUDS field is currently shut-in while the Company completes a review of the land and lease records and subsurface geology, and examines the risk of current and potential future litigation. PEC is reviewing a SUDS capital budget with the intent to commence further field development, assuming all litigation matters have been mitigated.

U.S. Properties – Twin Lakes San Andres Unit (“TLSAU”) Field

The Twin Lakes San Andres Unit (TLSAU) field is located in Chaves County, New Mexico. As of December 31, 2022, it was determined that PEC does not own any TLSAU leases, and therefore has no reserves. It is estimated that PEC may have 29 wells that need to be plugged and abandoned, plus surface remediated. The estimated cost of the TLSAU well plugging and abandonment, and surface remediation obligations are approximately $1.2 million.

PEC plugged TLSAU wells #018 and #029 and recently received final plugging signoff by the New Mexico Oil Conservation Division (OCD), as evidenced by the issuance of Form C-103Q.

Utikuma Field

On May 1, 2020, Petrolia Energy Corporation acquired a 50% working interest in approximately 28,000 acres located in the Utikuma Lake area in Alberta, Canada. The property is an oil-weighted asset historically producing approximately 400 barrels of oil per day (bpd) of light oil. The working interest was acquired from Blue Sky Resources Ltd (“Blue Sky”) in an affiliated party transaction. Zel C. Khan, the Company’s former Chief Executive Officer, is related to the ownership of Blue Sky. Zel Khan is currently the VP of Operations of Blue Sky, the operator of Petrolia Canada Corporation’s Utikuma field.

Blue Sky acquired a 100% working interest in the Canadian Property from Vermilion Energy Inc. via Vermilion’s subsidiary Vermilion Resources. The effective date of the acquisition was May 1, 2020. The total purchase price of the property was $2,000,000 (CAD), with $1,000,000 of that total due initially. The additional $1,000,000 was contingent on the future price of West Texas Intermediate (WTI) crude. At the time the WTI price exceeded $50/bbl, the Company would pay an additional $750,000 CAD. In addition, at the time the WTI price exceeded $57/bbl the Company would pay an additional $250,000 CAD (for a cumulative contingent total of $1,000,000 CAD). The price of WTI crude exceeded $50 per barrel (bbl) on January 6, 2021 and exceeded $57/bbl on February 8, 2021. The additional payments due were netted with the accounts receivable balance from previous Joint Interest Billing statements from Blue Sky Resources (BSR). The total USD value of the addition was $787,250, using prevailing exchange rates on the respective dates. Included in the terms of the agreement, the Company also funded their portion of the Alberta Energy Regulator (“AER”) bond fund requirement of $763,754 CAD ($564,905 USD), necessary for the wells to continue in production after the acquisition. Additional funds in the amount of $490,624 CAD ($362,888 USD) remain in the other current asset balance for future payments to BSR, related to the acquisition.

On May 5, 2023, the Company was notified by BSR, the operator of our Utikuma asset that the Province of Alberta has declared a state of emergency due to wildfires in Alberta. We were informed that because of wildfires in the vicinity of our oilfield assets, the field was shut in and all personnel were evacuated. The Utikuma field incurred some damage from the wildfires, though many of the wells have recently been returned to production.

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

Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. As of September 30, 2023, we did not have any short-term leases.

The tables below present financial information associated with our lease.

	Balance Sheet Classification	September 30, 2023	December 31, 2022

Right-of-use assets	Other long-term assets	$18,900	$23,086
Current lease liabilities	Other current liabilities	6,011	5,482
Non-current lease liabilities	Other long-term liabilities	13,494	17,714

As of September 30, 2023, the maturities of our lease liability are as follows:

2023	$1,332
2024	5,714
2025	6,472
2026	5,987
Total	$19,505
Less imputed interest	(605)
Present value of lease liabilities	$18,900

NOTE 8. NOTES PAYABLE

The following table summarizes the Company’s notes payable:

	Interest rate	Date of maturity	September 30, 2023		December 31, 2022
Credit note I(ii)	10%	January 1, 2020	$—		$426,909
Discount on credit note I			—		(41,572)
Lee Lytton		On Demand	3,500		3,500
M. Hortwitz	10%	October 14, 2016	10,000		10,000
			$13,500	(i)	$398,837

(i)	All notes are current liabilities (due within one year or less from September 30, 2023).

(ii)	On January 2, 2020, the Company entered into a loan agreement in the amount of $1,000,000 with a third party (including a $120,000 origination fee). The note bore interest at an interest rate of 10% per annum and matured on June 30, 2020, and included (as discussed below) warrants to purchase 5,000,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars which expired on January 2, 2023. The fair value of issued warrants was recorded as a debt discount of $266,674 and monthly amortization of $11,111. These funds were initially placed in escrow, then on May 29, 2020, they were used for the purchase of the Utikuma oil field. Pursuant to a loan extension agreement, on October 30, 2020, the Company issued warrants to purchase 5,000,000 shares of common stock, at an exercise price of $0.05 per share which expired on January 6, 2023. The fair value of the issued warrants was recorded as a debt discount of $166,289 and monthly amortization of $4,614. Payments totaling $444,861.03 were made on this note during the first three quarters of 2023. $426,909 was paid toward principal and $17,952 was paid toward interest. The note was paid off in full in the third quarter of 2023.

The following is a schedule of future minimum repayments of notes payable as of September 30, 2023:

2023	$13,500
Thereafter	—
$13,500

NOTE 9. RELATED PARTY NOTES PAYABLE

The following table summarizes the Company’s related party notes payable:

	Interest rate	Date of maturity	September 30, 2023		December 31, 2022
Quinten Beasley	10%	October 14, 2016	5,000		5,000
Blue Sky Resources (ii)	3.5%	December 31, 2021	178,923		178,923
Blue Sky Resources (iii)	10%	December 31, 2021	150,000		150,000
Blue Sky Resources (iv)	10%	December 31, 2022	2,085,432		2,085,432
Ivar Siem (v)	9%	December 31, 2021	278,435		278,435
Mark Allen (vi)	9%	September 2, 2021	55,000		55,000
Mark Allen (vii)	12%	June 30, 2020	200,000		200,000
Mark Allen (viii)	9%	June 30, 2021	30,513		241,125
Joel Oppenheim (ix)	10%	December 31, 2021	266,900		266,900
			$3,250,203	(i)	$3,460,815

(i)	All notes are current liabilities (due within one year or less from September 30, 2023.)

(ii)	On February 9, 2018, the Company entered into a Revolving Line of Credit Agreement (“LOC”) for $200,000 (subsequently increased to $500,000 on April 12, 2018) with Jovian Petroleum Corporation (“Jovian”). The CEO of Jovian is Quinten Beasley, our former director (resigned October 31, 2018), and 25% of Jovian is owned by Zel C. Khan, our former CEO and director. The initial agreement was for a period of 6 months, and it previously could be extended for up to 5 additional terms of 6 months each. All amounts advanced pursuant to the LOC will bear interest from the date of advance until paid in full at 3.5% simple interest per annum. Interest will be calculated on a basis of a 360-day year and charged for the actual number of days elapsed. This LOC was subsequently extended until December 31, 2021. On February 2, 2022, the LOC was assigned to Blue Sky Resources.

(iii)	On February 3, 2022, Joel Oppenheim, a former Board member, assigned $150,000 of his note to Blue Sky Resources.

(iv)	On December 1, 2021, the Company signed an amended loan agreement with a third party for $2,085,432, which combined prior credit notes and accrued interest on those amounts. The loan bears interest at 10% per annum and had a maturity date of December 31, 2022. The note was secured by a security interest of 25% Working Interest in the Cona assets, a security guarantee of a working interest in the Utikuma oil field and a working interest in the TLSAU field. The note was assigned to Blue Sky Resources on February 11, 2022, and moved to Related Party Notes Payable.

(v)	On August 15, 2019, the Company entered into a loan agreement in the amount of $75,000 with Ivar Siem, a then member of the Board of Directors. The note bears interest at an interest rate of 12% per annum with a four (4) month maturity. On December 4, 2019, the Company entered into a loan agreement in the amount of $100,000 with Ivar Siem. The note bears interest at an interest rate of 12% per annum with a six (6) month maturity. At the maturity date, the noteholder has the right to collect the principal plus interest or convert into 1,250,000 shares of common stock at $0.08 per share. In addition, if converted, the noteholder will also receive 5,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period. On February 28, 2020, the Company entered into a $50,000 loan agreement with Ivar Siem. The note does not bear any interest (0% interest rate) and is due on demand. The note includes warrants to purchase 200,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on March 1, 2022. The warrants were issued on January 1, 2021. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $278,435, which combined the three previous loans, along with accrued interest. The note bears an interest rate of 9% per annum and matured on December 21, 2021.

(vi)	On April 15, 2020, the Company entered into an agreement with Mark Allen, the Company’s Chief Executive Officer, that included a funding clause where the Company borrowed $55,000 from Mr. Allen. The note bears interest at an interest rate of 9% per annum and matured on September 2, 2021.

(vii)	During 2019, the Company entered into a loan agreement in the amount of $200,000 with Mark Allen. The note bears interest at an interest rate of 12% per annum and matured on June 30, 2020. At the maturity date, the note holder has the right to collect the principal plus interest or convert into 2,500,000 shares of common stock at $0.08 per share. In addition, upon conversion, the note holder will also receive 10,000,000 warrants at an exercise price of $0.10 per share, vesting immediately with a 36-month expiration period.

(viii)	On January 3, 2020, the Company entered into a loan agreement in the amount of $100,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matured on June 1, 2020, with warrants to purchase 400,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on January 3, 2023. The fair value of issued warrants was recorded as a debt discount of $31,946 and monthly amortization of $1,775. On February 14, 2020, the Company entered into a loan agreement in the amount of $125,000 with Mark Allen. The note bears interest at an interest rate of 10% per annum and matured on June 1, 2020, with warrants to purchase 750,000 shares of common stock (the “Loan Warrants”), at an exercise price of $0.10 per share in Canadian dollars and expired on February 14, 2022. The fair value of issued warrants was recorded as a debt discount of $38,249 and monthly amortization of $1,903. On January 1, 2021, the Company entered into an amended loan agreement in the amount of $245,938, which combined the two previous loans, along with accrued interest. The note bears an interest rate of 9% and matured on June 30, 2021. On June 30, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. Payments totaling $230,389 were made on this note in the first three quarters of 2023. $210,611 was applied to principal and $19,778 was applied toward interest.

(ix)	Various shareholder advances were provided by Joel Oppenheim during 2018 and 2019. There were no formal documents drawn. Interest rates were applied based on other similar loan agreements entered into by the Company during that period. On February 12, 2021, the Company entered into an amended loan agreement in the amount of $416,900 that consolidated these amounts. The loan bears interest at 10% per annum and matured on December 31, 2021. On August 31, 2021, this loan was in default due to missed interest payments, and a default interest rate was applied to the principal balance. On February 3, 2022, $150,000 of this note was assigned to Blue Sky Resources.

The following is a schedule of future minimum repayments of related party notes payable as of September 30, 2023:

2023	$3,250,203
Thereafter	—
$3,250,203

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

The Company acknowledged the violations alleged in the NOV and requested an informal resolution. On December 30, 2021, to resolve this matter, Petrolia entered into a Stipulated Final Order ( the “SFO”) in Case No. 21982 with the OCD whereby Petrolia among other things agreed to: (i) submit appropriate forms for wells identified on the SFO Inactive Well List, (ii) plug the specific TLSAU wells listed in section 8 (c) and (d) of the SFO, as well as submit all required information and forms specified in the SFO, (iii) open an escrow account meeting the terms listed in the SFO, (iv) deposit funds into an escrow account within the timeframe described in the SFO, and (v) provide the OCD with a report proposing deadlines for bringing all remaining wells into compliance. The Company recognized an additional liability of $792,000 to plug these wells in 2020. This amount was increased to $744,000 in 2022, and will be reevaluated at the end of each year

The Company entered into a settlement agreement on July 27, 2020 with Moon Company, Trustee of the O’Brien Mineral Trust pursuant to which nine leases totaling approximately 3,800 acres of the 4,880 acre Twin Lakes San Andres Unit were terminated as a part of the settlement agreement. Pursuant to this settlement agreement, the Company no longer has the right to produce oil, gas, or other hydrocarbons and any other minerals from the mineral estate encumbered by the leases and owned by the trustee of the O’Brien Mineral Trust.

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

For the purpose of determining the fair value of AROs incurred during the years presented, the Company used the following assumptions:

September 30, 2023
Inflation rate	1.92 - 2.15%
Estimated asset life	12-21 years

The following table shows the change in the Company’s ARO liability:

	Canadian properties	United States properties	Total
Asset retirement obligations, December 31, 2021	$1,186,297	$1,070,730	$2,257,027
Accretion expense	145,191	28,412	173,603
Disposition	—	(47,624)	(47,624)
Foreign currency translation	(81,671)	—	(81,671)
Asset retirement obligations, December 31, 2022	$1,249,817	$1,051,518	$2,301,335
Accretion expense	116,663	26,806	143,469
Foreign currency translation	1,652	—	1,652
Asset retirement obligations, September 30, 2023	$1,368,132	$1,078,324	$2,446,456

NOTE 11. COMMITMENTS AND CONTINGENCIES

On January 28, 2022, the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934 to suspend for a period not exceeding twelve months or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Division of Enforcement at the Securities and Exchange Commission (the “Division”) filed a Motion for Summary Disposition in this matter and the Company filed a Response to the Motion for Summary Disposition in April 2022. On May 5, 2022, the Division filed its Response in Support of its Motion for Summary Disposition. On April 18, 2023, the Company was ordered to submit a brief by May 16, 2023, regarding the Company’s remedial efforts since these proceedings were instituted. The Company submitted the brief, the Division responded to the brief, and we responded to the Division on July 28, 2023. The ultimate outcome of the proceeding is unknown and could result in the termination of the Exchange Act registration of the Company’s common stock pursuant to Section 12(j) of the Exchange Act.

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

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward (the “First Additional Intervenors”), each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company. This Petition has since been withdrawn.

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

On January 23, 2023, Blue Sky Resources filed a Notice of Intention to Enforce Security related to a Loan Agreement dated December 1, 2021 between Petrolia Canada Corporation and Emmet Lescroart. PCC is actively opposing this Notice through its Canadian legal representation.

In June 2023, Blue Sky Resources filed an application with the Court of King’s Bench of Alberta seeking an order to appoint a receiver and manager over the assets of PCC to remedy a Loan Agreement BSR acquired from Emmett Lescroart. PCC is actively opposing this Application through its Canadian legal representation.

On October 3, 2023, the following three documents were filed with the Creek County, OK Clerk: Abstract of Judgment, Order for Severance, and Final Judgment, related to our SUDS asset in Oklahoma.

We do not believe that a loss is probable from these actions, and no estimate can currently be made for any possible loss. Our financial statements have not been adjusted for this contingency.

NOTE 12. EQUITY

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

All shares of the Series A Preferred Stock were converted to common shares of stock on August 1, 2023. The Company determined that this conversion automatically occurred on May 3, 2022, per the terms of the Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Texas on May 3, 2017. The accrued dividends on the Series A Preferred Stock were adjusted. They stopped accruing on May 3, 2022, however the unpaid dividends accrued interest at a rate of 12%. The accrued dividends were adjusted to reflect this, and instructions have been sent to the Company’s transfer agent to complete the conversion. Series A Preferred shareholders were informed of this conversion by letter, as required by the Certificate filed with the State of Texas.

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

In accordance with the terms of the Series C Preferred Stock, cumulative dividends of $6,582 and $6,478 were declared for the nine months ended September 30, 2023, and September 30, 2022, respectively.

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

Continuity of the Company’s common stock purchase warrants issued and outstanding is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at year ended December 31, 2021	29,700,000	0.13
Granted	1,000,000	0.10
Expired	(6,730,000)	0.11
Outstanding at year ended December 31, 2022	23,970,000	0.13
Granted	750,000	0.10
Expired	(10,285,000)	0.19
Outstanding at September 30, 2023	14,435,000	$0.09

As of September 30, 2023, the weighted-average remaining contractual life of warrants outstanding was 0.57 years (December 31, 2022 – 0.81 years).

As of September 30, 2023, the intrinsic value of warrants outstanding is $0.00 (December 31, 2022 - $0.00).

The table below summarizes warrant issuances during the nine months ended September 30, 2023, and year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Warrants granted:
Pursuant to financing arrangements	750,000	1,000,000
Total	750,000	1,000,000

The warrants were valued using the Black Scholes Option Pricing Model with the range of assumptions outlined below. Expected life was determined based on historical data of the Company.

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.8%	2.49% – 4.22%
Expected life	3.0 years	3.0 years
Expected dividend rate	0%	0%
Expected volatility	401%	267% to 299%

NOTE 13. RELATED PARTY TRANSACTIONS

On January 31, 2022, Board Member Leo Womack purchased 2,500 shares of Series C Preferred Stock for cash of $25,000.

Accounts payable – related party increased during the first nine months of 2023. Expenses exceeded revenue at our Utikuma asset, which increased our payable to the operator of the asset, Blue Sky Resources. Accrued liabilities – related party include accrued board fees and interest expense owed to related parties.

NOTE 14. SEGMENT REPORTING

The Company has a single reportable operating segment, Oil and Gas Exploration and Production, which includes exploration, development, and production of current and potential oil and gas properties. Results of operations from producing activities were as follows:

	Canada	United States	Total
Three months ended September 30, 2022
Revenue	$2,158,110	$—	$2,158,110
Production costs	(2,409,493)	(46,272)	(2,455,765)
Depreciation, depletion, amortization, and accretion	(90,463)	(7,187)	(97,650)
Results of operations from producing activities	$(341,846)	$(53,459)	$(395,305)

Nine months ended September 30, 2022
Revenue	$5,126,281	$6,079	$5,132,360
Production costs	(5,198,789)	(155,650)	(5,354,439)
Depreciation, depletion, amortization, and accretion	(274,587)	(22,159)	(296,746)
Results of operations from producing activities	$(347,095)	$(171,730)	$(518,825)

Total long-lived assets, September 30, 2022	$1,791,820	$4,243,071	$6,034,891

Three months ended September 30, 2023
Revenue	$903,525	$—	$903,525
Production costs	(954,538)	(8,836)	(963,374)
Depreciation, depletion, amortization, and accretion	(67,685)	(8,176)	(75,861)
Results of operations from producing activities	$(118,698)	$(17,012)	$(135,710)

Nine months ended September 30, 2023
Revenue	$2,762,758	$—	$2,762,758
Production costs	(3,486,631)	(20,676)	(3,507,307)
Depreciation, depletion, amortization, and accretion	(207,262)	(26,806)	(234,068)
Results of operations from producing activities	$(931,135)	$(47,482)	$(978,617)

Total long-lived assets, September 30, 2023	$1,684,681	$4,243,446	$5,928,127

NOTE 15. SUBSEQUENT EVENTS

On October 3, 2023, the following three documents were filed with the Creek County, OK Clerk: Abstract of Judgment, Order for Severance, and Final Judgment, related to our SUDS asset in Oklahoma.

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

On February 25, 2020 a Statement of Judgment in the matter of Lazy D. Ranch Slick, LLC vs. Petrolia Energy Corporation was filed with the Creek County, Oklahoma Clerk. The amount of the judgment against Petrolia Energy Corporation was $1,988,372.

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

The SUDS field is currently shut-in while the Company completes a review of the land and lease records and subsurface geology, and examines the risk of current and potential future litigation. PEC is reviewing a SUDS capital budget with the intent to commence further field development, assuming all litigation matters have been mitigated.

On October 3, 2023, the following three documents were filed with the Creek County, Oklahoma Clerk: Abstract of Judgment, Order for Severance, and Final Judgment.

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

The Twin Lakes San Andres Unit was terminated by the State of New Mexico Commissioner of Public Lands on August 28, 2019.

PEC plugged TLSAU wells #018 and #029 and recently received final plugging signoff by the NM Oil Conservation Division (OCD), as evidenced by the issuance of Form C-103Q.

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

On January 23, 2023, Blue Sky Resources filed a Notice of Intention to Enforce Security related to a Loan Agreement dated December 1, 2021 between Petrolia Canada Corporation and Emmet Lescroart.

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

Results of Operations

Revenues

Oil and gas revenue reported for the third quarter of 2023 was $903,525 compared to $2,158,110 in the third quarter of 2022. The decrease was due to greatly reduced production because of wildfires in the vicinity of our Utikuma asset. Utikuma is our only revenue producing asset at this time. Oil and gas revenue reported for the nine months ended September 30, 2023 was $2,762,758, compared to $5,132,360 for the first nine months of 2022. This decrease is also attributable to the wildfires temporarily shutting in the Utikuma field.

Operating Expenses

Operating expenses for the third quarter of 2023 were $1,280,532, a decrease of $1,465,768 from $2,746,301 in the third quarter of 2022. Lease operating expense decreased from $2,455,765 in the third quarter of 2022 to $963,374 in the third quarter of 2023 because of the wildfires temporarily shutting in our Utikuma asset in Canada. The decrease in the third quarter was partially offset by an increase of $48,411 in general and administrative expense due to payments to our auditors as we caught up on our SEC filings, and payments to lawyers related to our ongoing litigation in the U.S. and Canada, described in Item 1 of Part II of this Report. For the first nine months of 2023, operating expenses were $4,556,056 compared to operating expenses of $6,141,674 in the first nine months of 2022. In the first nine months of 2023, lease operating expense was $1,846,694 less than the same period for 2022, because of the wildfires affecting Utikuma. General and administrative expenses for the first nine months of 2023 were $324,192 greater than the same period for 2022 due to payments to our auditors as we caught up on our SEC filings, and payments to lawyers related to our ongoing litigation, described in Item 1 of Part II of this report.

Other income (expense)

The Company had net other expense of $110,862 for the third quarter of 2023, compared to net other expense of $127,229 for the third quarter of 2022. Interest expense for the third quarter of 2023 was $148,424, an increase of $16,271 from the third quarter of 2022, in which interest expense was $131,703. The increase is due to an adjustment to loan interest for loans in default but offset by the reduced principal owed on our debt, as we pay it down. There was also $9,563 of realized gain and $22,183 of unrealized gain in the third quarter of 2023, from the Prospera shares received from our convertible debenture. For more information, please see “Note 4. Notes Receivable” and “Note 5. Held for Trading Securities” of the footnotes to the financial statements included above. Net other income for the first nine months of 2023 was $122,088, compared to net other expense of $352,386 for the first nine months of 2022. Interest expense for the first nine months of 2023 was $355,087, a decrease of $24,633 from the first nine months of 2022, in which interest expense was $379,720. The decrease is due to the reduced principal owed on our debt, as we pay it down. There was also $269,222 of realized gain and $187,300 of unrealized gain in the first nine months of 2023 from the Prospera shares received from our convertible debenture. For more information, please see “Note 4. Notes Receivable” and “Note 5. Held for Trading Securities” of the footnotes to the financial statements included above.

Net Loss

Net loss before income taxes for the third quarter of 2023 was $487,869, compared to a net loss of $715,420 for the third quarter of 2022. Comparing the third quarter of 2023 to the third quarter of 2022, the decreased revenue from Utikuma was less than the decreased lease operating expense, for a net gain of $423,124. General and administrative costs increased net loss between the two quarters by $48,411, due to increased legal and audit costs. This was offset by the realized and unrealized gains from our Held for Trading securities, for a total decrease in net loss of $467,921 for the quarter. Net loss before income taxes for the nine months ended September 30, 2023, was $1,671,210, compared with a net loss of $1,361,700 for the nine months ended September 30, 2022. Decreased production and increased operating costs at Utikuma contributed $522,908 to the $299,708 increase in loss between the two periods. General and administrative expenses contributed $324,192 to the increased loss between the periods. Reduced interest offset increased loss by $24,633, and the unrealized gain and realized gain from Held for Trading securities offset the increase in loss by $456,522.

Foreign Exchange Loss

Foreign exchange gain was $24,072 for the third quarter of 2023, compared to a loss of $40,339 for the third quarter of 2022. The Canadian dollar slightly weakened against the U.S. Dollar during the third quarter of 2023. This decreased the value of our assets in Canada, including our cash, trading securities and other assets. However, it also decreased the U.S. dollar value of our Canadian liabilities, which include accounts payable and asset retirement obligations, which outweighed the loss in value for PCC’s assets. Foreign exchange loss was $5,685 for the first nine months of 2023, compared to a loss of $73,241 for the first nine months of 2022. The change comes from fluctuations in the value of the United States dollar against the Canadian dollar. The Canadian dollar strengthened slightly against the U.S. Dollar during the first nine months of 2023. This increased the value of our assets in Canada, including our cash, trading securities and other assets. However, it also increases the U.S. dollar value of our Canadian liabilities, which include accounts payable and asset retirement obligations, which outweighed the gain in value for PCC’s assets.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $927,232 and total assets of $7,835,420. Our total current liabilities as of September 30, 2023 were $8,855,003 and total liabilities were $11,314,953. We had negative working capital of $7,927,771 as of September 30, 2023. All of our notes payable are past their maturity dates, and we owe a balance to the operator of the Utikuma asset.

Our material asset balances are made up of oil and gas properties and related equipment. We also held $584,615 of cash, and $341,716 of held-for-trading securities. Our most significant liabilities are notes payable and notes payable related party of $3,263,703 along with accounts payable and accrued liabilities totaling $5,591,300. Our largest accounts payable balance is with the operator of the Utikuma asset. The largest accrued liabilities are $465,502 of accrued interest on notes payable and $935,177 owed to related parties for board fees and other compensation.

Net cash used in operating activities was $695,457 for the nine months ended September 30, 2023 compared with providing cash of $1,852,030 for the nine months ended September 30, 2022. The primary cause for the change is that in 2022, we took our revenue in kind for our Utikuma asset, receiving the payment directly from the purchasers of our product from May through July of 2022. The operator of our Utikuma asset reverted back to netting our revenue with expenses in August of 2022. We have also paid down debt and paid increased legal and auditing fees in 2023 compared to 2022.

Net cash provided by investing activities was $489,951 for the nine months ended September 30, 2023, and $0 for the nine months ended September 30, 2022. The change is due to the sale of stock received from our convertible debenture with Prospera Energy.

Net cash used in financing activities was $637,521 for the nine months ended September 30, 2023; and net cash used in financing activities was $246,639 for the nine months ended September 30, 2022. We have continued to pay down debt since 2022, and net cash provided by financing activities for 2023 and 2022 was mainly associated with the repayment of notes payable and related notes payable.

During the nine months ended September 30, 2023, the Company operated at a negative cash flow from operations of approximately $77,000 per month, and our auditors have raised a going concern.

The Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We plan to increase revenues by working over existing wells and are also seeking to reduce general and administrative expenses and resolve ongoing litigation. However, we may need to raise additional funds to workover wells through the sale of our securities, through loans from third parties or from third parties willing to pay our share of drilling and completing the wells. We do not have any commitments or arrangements from any person to provide us with any additional capital.

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

Critical Accounting Policies and New Accounting Pronouncements

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis section of their periodic reports. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $64,845,091 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future sales of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company included herein do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4 Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the principal executive officer) and Interim Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon such evaluation, the Chief Executive Officer and the interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

(b) Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 Legal Proceedings

On January 28, 2022, the Securities and Exchange Commission filed an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934 to suspend for a period not exceeding twelve months or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Division of Enforcement at the Securities and Exchange Commission (the “Division”) filed a Motion for Summary Disposition in this matter and the Company filed a Response to the Motion for Summary Disposition in April 2022. On May 5, 2022, the Division filed its Response in Support of its Motion for Summary Disposition. On April 18, 2023, the Company was ordered to submit a brief by May 16, 2023, regarding the Company’s remedial efforts since these proceedings were instituted. The Company submitted the brief, the Division responded to the brief, and we responded to the Division on July 28, 2023. The ultimate outcome of the proceeding is unknown and could result in the termination of the Exchange Act registration of the Company’s common stock pursuant to Section 12(j) of the Exchange Act.

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

On February 9, 2023, Edna Meyer-Nelson, Suzanne Klein, and Laura S. Ward (the “First Additional Intervenors”), each a shareholder of the Company, filed a separate Petition in Intervention to join in Oppenheim’s derivative suit against the Company. This Petition has since been withdrawn.

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

On January 23, 2023, Blue Sky Resources filed a Notice of Intention to Enforce Security related to a Loan Agreement dated December 1, 2021 between Petrolia Canada Corporation and Emmet Lescroart. PCC is actively opposing this Notice through its Canadian legal representation.

In June 2023, Blue Sky Resources filed an application with the Court of King’s Bench of Alberta seeking an order to appoint a receiver and manager over the assets of PCC to remedy a Loan Agreement BSR acquired from Emmett Lescroart. PCC is actively opposing this Application through its Canadian legal representation.

On October 3, 2023, the following three documents were filed with the Creek County, OK Clerk: Abstract of Judgment, Order for Severance, and Final Judgment, related to our SUDS asset in Oklahoma.

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

We need additional capital to complete our business plan and support our operations.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financing may impose restrictions on our right to declare dividends or on the way we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan and/or seek bankruptcy protection, which may result in the value our securities declining in value or becoming worthless.

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

Illiquid and Volatile Equity Environment.

On September 27, 2022, the Financial Industry Regulatory Authority (“FINRA”) pulled the Company’s stock symbol due to inactivity in the Company’s security for a year. As such, there is no significant public market for our common stock. In the future, the Company plans to engage a market maker to file a Form 15c2-11 with FINRA and obtain a stock symbol. There can be no assurance that FINRA will approve the Form 15c2-11 or that the Company’s common stock will be publicly quoted again. In the event our common stock is publicly traded in the future, variables that could affect our future stock price or result in fluctuations in the market price or trading volume of our common stock include:

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

Administrative Proceedings; Lack of Public Market for Common Stock.

Administrative Proceeding, File No. 3-20724 was filed by the SEC seeking to revoke the registration of each class of the Company’s securities registered pursuant to Section 12 of the Exchange Act in January 2022. In April of 2022, the SEC Division of Enforcement (the “Division”) filed a Motion for Summary Disposition seeking revocation of the registration of the Company’s securities and the Company filed a Response to the Motion for Summary Disposition in April 2022. On May 5, 2022, the Division filed its Response in Support of its Motion for Summary Disposition. On April 18, 2023, the Company was ordered to submit a brief by May 16, 2023, regarding the Company’s remedial efforts since these proceedings were instituted. The Company submitted the brief, the Division responded to the brief, and we responded to the Division’s response on July 28, 2023. The ultimate outcome of the proceeding is unknown and could result in the termination of the Exchange Act registration of the Company’s common stock pursuant to Section 12(j) of the Exchange Act. There is no assurance that the Company will be successful, and that the registration of the Company’s securities will not be revoked. In the event the registration of the Company’s securities is revoked, the Company will need to file a new Form 10 or Form S-1 registration statement with the SEC and engage a market maker to file a 15c2-11, which such market maker may decide not to pursue or may be unsuccessful in completing. As a result, our securities may not be publicly-traded in the future.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, as well as the current ongoing war between Hamas and Israel, which began in October 2023. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Adverse macro-economic conditions, including inflation, could adversely impact our operating results.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of our industry. If inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly any fixed-price contracts.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities sold by the Company during and through the date of filing of this report, except as set forth below.

All [199,100] shares of the Series A Preferred Stock, and all accrued dividends thereon, were converted into shares of common stock on August 1, 2023, effective as of May 3, 2022, pursuant to the terms of the Certificate of Designations of Petrolia Energy Corporation Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock, filed with the Secretary of State of Texas on May 3, 2017.

In total an aggregate of 22,387,282 shares of restricted common stock were issued to the holders of the Series A Preferred Stock, including 14,221,438 shares of restricted common stock issuable upon conversion of the Series A Preferred Stock and 8,165,844 shares of common stock issuable for accrued dividends.

The issuance described above was exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took take appropriate measures to restrict transfer. The securities are subject to transfer restrictions, and the certificates/book-entry notations evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom (except for those shares issuable upon exercise of warrants, which as discussed above, have been registered under the Securities Act).

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not Applicable.

Item 5 Other Information

(a) The information and disclosures which are set forth above under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, under the heading “Unregistered Sales of Equity Securities”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

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

PETROLIA ENERGY CORPORATION

November 15, 2023	By:	/s/ Mark M. Allen
Mark M. Allen
Chief Executive Officer
(Principal Executive)

November 15, 2023	By:	/s/ Heather M. Monk
Heather M. Monk
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

